Form 10-Q
period 2017-06-30
SHOTSPOTTER, INC
filed 2017-08-14
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-38107

ShotSpotter, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-0949915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7979 Gateway Blvd., Suite 210 Newark, California	94560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 794-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 11, 2017, the registrant had 9,604,957 shares of common stock, $0.005 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	December 31,	June 30,
	2016	2017
Assets
Current assets
Cash and cash equivalents	$3,865	$35,120
Accounts receivable	2,410	3,082
Prepaid expenses and other current assets	567	882
Restricted cash	30	30
Total current assets	6,872	39,114
Property and equipment, net	8,959	10,478
Intangible assets, net	66	68
Other assets	220	164
Total assets	$16,117	$49,824

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$1,336	$1,710
Deferred revenue, short-term	10,863	13,933
Accrued expenses and other current liabilities	2,359	2,490
Notes payable, net of current maturities	667	3,000
Total current liabilities	15,225	21,133
Notes payable, net of current maturities and unamortized debt issuance costs	11,012	10,122
Convertible preferred stock warrant liability	1,875	-
Deferred revenue, long-term	3,112	3,127
Other liabilities	24	68
Total liabilities	31,248	34,450

Commitments and contingencies (Note 12)

Series B-1 convertible preferred stock	22,075	-

Series A-2 convertible preferred stock	20,000	-

Stockholders' (deficit) equity:
Common stock	8	48
Additional paid-in capital	30,403	108,829
Accumulated deficit	(87,615)	(93,482)
Accumulated other comprehensive loss	(2)	(21)
Total stockholders' (deficit) equity	(57,206)	15,374
Total liabilities and stockholders' (deficit) equity	$16,117	$49,824

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Revenues	$3,935	$5,836	$6,979	$10,398
Cost of revenues	2,434	2,687	4,631	5,362
Gross profit	1,501	3,149	2,348	5,036

Operating expenses
Sales and marketing	1,335	1,369	2,336	2,477
Research and development	1,038	928	2,186	1,962
General and administrative	558	971	1,106	1,901
Total operating expenses	2,931	3,268	5,628	6,340
Operating loss	(1,430)	(119)	(3,280)	(1,304)
Other expense, net
Remeasurement of convertible preferred stock warrant liability	(551)	(3,725)	(551)	(3,725)
Interest expense, net	(310)	(445)	(611)	(810)
Other expense, net	(7)	(17)	(15)	(28)
Total expense, net	(868)	(4,187)	(1,177)	(4,563)
Net loss	$(2,298)	$(4,306)	$(4,457)	$(5,867)
Net loss per share, basic and diluted	$(1.44)	$(1.16)	$(2.79)	$(2.19)
Weighted average shares used in computing net loss per share, basic and diluted	1,601,005	3,724,760	1,596,279	2,678,787

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Net loss	$(2,298)	$(4,306)	$(4,457)	$(5,867)
Other comprehensive loss:
Change in foreign currency translation adjustment	-	(6)	-	(19)
Comprehensive loss	$(2,298)	$(4,312)	$(4,457)	$(5,886)

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2017
Cash flows from operating activities:
Net loss	$(4,457)	$(5,867)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,216	1,408
Stock-based compensation	34	75
Amortization of debt issuance costs	64	84
Remeasurement of convertible preferred stock warrant liability	551	3,725
Changes in operating assets and liabilities:
Accounts receivable	(2,417)	(666)
Prepaid expenses and other assets	4	(201)
Accounts payable	469	(307)
Accrued expenses and other current liabilities	763	(216)
Deferred revenue	3,122	3,049
Net cash (used in) provided by operating activities	(651)	1,084
Cash flows from investing activities:
Purchase of property and equipment	(2,149)	(2,870)
Investment in intangible and other assets	(19)	(24)
Net cash used in investing activities	(2,168)	(2,894)
Cash flows from financing activities:
Proceeds from initial public offering, net of commissions and discounts	—	32,426
Proceeds from notes payable	—	1,500
Payment of debt issuance costs	—	(30)
Payments of offering costs	—	(846)
Proceeds from exercise of stock options	12	10
Net cash provided by financing activities	12	33,060
Increase (decrease) in cash and cash equivalents	(2,807)	31,250
Effect of exchange rate on cash and cash equivalents	—	5
Cash and cash equivalents at beginning of year	4,124	3,865
Cash and cash equivalents at end of year	$1,317	$35,120
Supplemental cash flow disclosures:
Cash paid for interest	$487	$721
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock into common stock	$—	$42,075
Reclassification of convertible preferred stock warrant liability into additional paid-in capital	$—	$5,711
Issuance of warrants in connection with the issuance of notes payable to a financial institution	$—	$111
Deferred offering costs included in accounts payable and accruals	$—	$986

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the "Company") provides gunshot detection solutions that help law enforcement officials and security personnel identify, locate and deter gun violence. The Company offers its software solutions on a SaaS-based subscription model to its customers.

The Company's principal executive offices are located in Newark, California. The Company has one subsidiary, ShotSpotter (Pty) Ltd. formed in South Africa.

Note 2. Initial Public Offering

In June 2017, the Company completed its initial public offering (“IPO”) in which the Company sold 3,220,000 shares of its common stock at an IPO price of $11.00 per share, which includes the sale of  420,000 shares of common stock upon the full exercise of the underwriters’ over-allotment option. The Company received net proceeds of $32.4 million, excluding underwriting discounts and commissions, which was recorded to additional paid-in capital. The Company’s common stock commenced trading on the NASDAQ Capital Market on June 7, 2017 under the trading symbol “SSTI.”

•

Immediately prior to the IPO, all outstanding Series B-1 convertible preferred stock warrants  were remeasured at fair value using the Black-Scholes model, resulting in a loss of $3.7 million which was recorded in other expense, net.

•

Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital.  All preferred stock warrants were converted into common stock warrants. In addition, the Company issued to the lead underwriter in the IPO a warrant to purchase up to 84,000 shares of its common stock. See Note 10, Convertible Preferred Stock Warrants and Common Stock Warrants, for further details regarding the warrants.

•

Upon the closing of the IPO, all shares of the then-outstanding convertible preferred stock were converted into 4,689,753 shares of common stock. This resulted in a reclassification of $42.1 million to additional paid-in capital.

•	Offering costs incurred by the Company were approximately $1.8 million, excluding underwriting commissions and discounts, which was recorded to additional paid-in capital.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, on June 8, 2017 (the “Prospectus”).

The condensed consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2017 or any future period.

June 2017 Amended and Restated Certificate of Incorporation

Prior to the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved an amendment (the “Charter Amendment”) to the Pre-IPO Certificate and an amended and restated certificate of incorporation (“Post-IPO Certificate”) that became effective on June 12, 2017. The Charter Amendment increased the number of authorized shares of common stock from 8,600,000 to 500,000,000. Under the Post-IPO Certificate, the Company is authorized to issue two classes of stock to be designated Common Stock and Preferred Stock. See Note 8, Capital Stock, for further details regarding these classes of stock.

March 2017 Amendment and Restatement of Certificate of Incorporation

On March 27, 2017, the Company's Board and stockholders approved an amendment and restatement of the Company’s then-existing certificate of incorporation (the “Pre-IPO Certificate”) to provide, among other changes, that each share of Series A-2 convertible preferred stock would automatically convert into 0.715548 shares of common stock upon the consummation of an initial public offering of the Company’s capital stock. All share and per share data related to balance sheet and net loss information in the accompanying condensed consolidated financial statements and their related notes have been retroactively adjusted to give effect to the application of this conversion feature when presenting the Series A-2 convertible preferred stock on an as-converted basis.

The Pre-IPO Certificate also provided for (1) an increase in the total number of authorized shares to 14,550,000 and (2) an increase in the number of authorized shares of common stock to 8,600,000, in each case to accommodate the new conversion feature for the outstanding shares of Series A-2 convertible preferred stock.

Reverse Stock Split and Amendment to Certificate of Incorporation

In December 2016, the Board and stockholders approved an amendment and restatement of the Company's then amended and restated certificate of incorporation to effect a one-for-17 reverse stock split of the outstanding shares of the Company's capital stock, such that each 17 shares of capital stock issued and outstanding, automatically and without any action on the part of the respective holders thereof, combined into one share of the same class and series of capital stock.

All share and per share data in the accompanying condensed consolidated financial statements and their related notes for all periods presented have been retroactively adjusted to give effect to the reverse stock split.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation expense, preferred stock warrant liabilities, and accounting for income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company's financial position and results of operations.

Significant Accounting Policies

Except for the changes described below, there have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2017 as compared to the significant accounting policies described in the Prospectus.

Concentrations of Risk

Concentration of Accounts Receivable –At December 31, 2016, three customers accounted for 27%, 16% and 11% of the Company's accounts receivable. Fluctuations in accounts receivable result from timing of the

Company's execution of contracts and collection of related payments. At June 30, 2017, two customers accounted for 15% and 23% of the Company's accounts receivable.

Concentration of Revenues –For the  three months ended June 30, 2016, two customers accounted for 13% and 15% of the Company's total revenues. For the six months ended June 30, 2016, two customers each accounted for 12% of the Company’s total revenues. One customer accounted for 17% of the Company's total revenues for each of the three and six months ended June 30, 2017.

Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allow companies to recognize forfeitures of awards as they occur and require companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The method of adoption varies with the different aspects of the ASU. The Company adopted this as of January 1, 2017. The adoption of this ASU did not have any impact on the Company's condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard will replace most existing revenue recognition guidance under U.S. GAAP. Topic 606 is effective for the Company as of January 1, 2018, and permits the use of either a retrospective or cumulative effect transition method.

The Company's preliminary assessment is that there are no material changes in the timing and amount of the recognition of revenue for our service arrangements. This preliminary assessment is based on analysis that the subscription and setup services included in the contractual arrangements are not distinct in the context of the subscription contract as they are considered highly interrelated and represent a single combined performance obligation that should be recognized ratably over time. The actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms which could vary in some instances. While the Company continues to assess all potential impacts of the new standard, the Company believes the most significant impact relates to the capitalization of sales commissions. Under the new standard, costs incremental to obtaining a contract with a customer, such as sales commissions, are capitalized as assets and amortized. The Company believes it is following an appropriate timeline for adoption of the new standard.

In January 2016 the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides targeted improvements to the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. Specific accounting areas addressed include equity investments and financial liabilities reported under the fair value option and valuation allowance assessment resulting from unrealized losses on available-for-sale securities. The ASU also changes certain presentation and disclosure requirements for financial instruments. The ASU is to be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This ASU is effective for the Company as of January 1, 2018. Early adoption, with certain exceptions, is not permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of twelve months. The ASU is to be adopted using a modified retrospective approach, including a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. This ASU is effective for the Company as of January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice.

The ASU is effective for the Company as of January 1, 2018. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Inter-Entity Transfers of Assets Other Than Inventory. The guidance requires entities to recognize the income tax impact of an inter-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings. The ASU is effective for the Company as of January 1, 2018. Early adoption is permitted. The Company does not expect adoption of this ASU to have any impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for the Company as of January 1, 2018. Early adoption is permitted, including adoption in an interim period as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. The Company does not expect adoption of this ASU to have any impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation. This ASU is effective for the Company as of January 1, 2018. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this ASU are effective for the Company as of January 1, 2019.  The amendments in Part II of this ASU replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of this ASU do not require any transition guidance. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

Note 4. Fair Value Measurements

Prior to the IPO, the Company's convertible preferred stock warrant liability was measured on a recurring basis and was classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly or indirectly observable. The valuation methodology and underlying assumptions in the fair value determination are discussed in Note 3, Summary of Significant Accounting Policies, and Note 11, Convertible Preferred Stock Warrants, to the consolidated financial statements included in the Prospectus.

Immediately prior to the IPO, the convertible preferred stock warrant liability was remeasured to fair value, resulting in a loss of $3.7 million which was recorded in other expense, net. Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital.

There were no transfers into or out of Level III during the three and six months ended June 30, 2017. The changes in the fair value of the convertible preferred stock warrant liability are summarized below (in thousands)

Fair Value Measurements at Reporting Date Using Level III Inputs
Fair value at December 31, 2016	$1,875
Issuance of convertible preferred stock warrants	111
Change in fair value recorded in other expense, net	3,725
Reclassification of unexercised warrant into additional paid-in capital upon the IPO	(5,711)
Fair value at June 30, 2017	$—

Note 5. Intangible Assets, net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2016
	Gross	Accumulated Amortization	Net
Patents	$873	$(807)	$66

	June 30, 2017
	Gross	Accumulated Amortization	Net

Patents	$897	$(829)	$68

Amortization expense was $8,000 and $11,000 for the three months ended June 30, 2016 and 2017, respectively, and $17,000 and $22,000 for the six months ended June 30, 2016 and 2017, respectively.

Note 6. Details of Certain Condensed Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	December 31,	June 30,
	2016	2017

Prepaid software and licenses	$286	$220
Prepaid insurance	25	447
Other prepaid expenses	171	127
Other	85	88
	$567	$882

Accrued expenses and other current liabilities (in thousands):

	December 31,	June 30,
	2016	2017

Payroll liabilities	$1,146	$947
Accrued employee paid time off	372	453
Accrued commissions	51	40
Accrued interest	123	132
Royalties payable	225	83
Accrued offering costs	-	305
Other	442	530
	$2,359	$2,490

Note 7. Financing Arrangements

Notes Payable

2015 Term Note

At December 31, 2016 and June 30, 2017, outstanding borrowings under the 2015 Term Note were $11.7 million and $13.1 million, respectively, net of unamortized debt issuance costs.

Borrowings under the 2015 Term Note bear interest at the greater of: (i) the average prime rate in effect during each month or (ii) the average three-month LIBOR rate during such month, plus 2.5% per annum, plus 7.5% with a minimum rate of 11%, with interest only payments through October 2017, followed by 36 equal monthly installments of principal and interest through October 2020, the maturity date. The weighted average interest rate during the three and six months ended June 30, 2016 was 11.00% for both periods. The weighted average interest rate during the three and six months ended June 30, 2017 was 11.42% and 11.50%, respectively.

For the three and six months ended June 30, 2016, the Company recognized interest expense of $0.2 million and $0.5 million, respectively, based on the outstanding balance during the respective periods. For the three and six months ended June 30, 2017, the Company recognized interest expense of $0.4 million and $0.7 million, respectively, based on the outstanding balance during the respective periods.

During the three and six months ended June 30, 2016, amortization of debt issuance costs was $32,000 and $64,000, respectively. During the three and six months ended June 30, 2017, amortization of debt issuance costs was $50,000 and $84,000, respectively.

Borrowings under the 2015 Term Note are secured by substantially all of the assets of the Company. Additionally, the terms of the 2015 Term Note contain certain financial covenants and various negative covenants.

In March 2017, the Company amended the 2015 Term Note. In connection with the amendment of the 2015 Term Note, the Company issued a warrant to purchase 76,704 shares of Series B-1 preferred stock at an exercise price of $5.8667 per share;  however, the terms of the warrant provided that upon the completion of a public offering in which the Company raises at least $25.0 million in net proceeds, the number of shares underlying the warrant would be reduced to 61,363 shares. Consistent with these terms, upon the closing of the IPO, the number of shares underlying this warrant was reduced to 61,363 shares, and the warrant became exercisable for common stock.

For further details regarding the 2015 Term Note, refer to Note 7, Financing Arrangements, to the notes to the consolidated financial statements included in the Prospectus.

Notes payable consisted of the following (in thousands):

	December 31,	June 30,
	2016	2017
		(unaudited)
Notes payable	$12,000	$13,500
Unamortized debt issuance costs	(321)	(378)
Current maturities of term note	(667)	(3,000)
Total notes payable, net of current maturities	$11,012	$10,122

Note 8. Capital Stock

Convertible Preferred Stock

Immediately prior to the IPO, the Company had the following outstanding convertible preferred stock:

	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference (in thousands)
Series B-1	4,773,000	3,848,023	$22,075
Series A-2	1,177,000	1,176,423	20,000
			$42,075

Upon the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into an aggregate of 4,689,753 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock into $25,000 of common stock and $42.1 million into additional paid-in capital.

As of June 30, 2017, there were no shares of convertible preferred stock outstanding.

Common Stock

All of the shares offered and sold by the Company in the IPO were common stock. The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.005 and each outstanding share of common stock is entitled to one vote, as provided in the Post-IPO Certificate.

At December 31, 2016 there were 1,616,996 shares of common stock issued and outstanding. At June 30, 2017, there were 9,593,192 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005, as provided in the Post-IPO Certificate. As of June 30, 2017, there were no shares of preferred stock issued and outstanding.

Note 9. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Numerator:
Net loss	$(2,298)	$(4,306)	$(4,457)	$(5,867)
Denominator:
Weighted-average shares outstanding, basic and diluted	1,601,005	3,724,760	1,596,279	2,678,787
Net loss per share	$(1.44)	$(1.16)	$(2.79)	$(2.19)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Options to purchase common stock	1,064,831	1,303,336	1,064,831	1,303,336
Warrants to purchase Series B-1 convertible preferred stock	680,027	714,596	680,027	714,596
Series B-1 convertible preferred stock (as-converted)	3,848,023	-	3,848,023	-
Series A-2 convertible preferred stock (as-converted)	841,730	-	841,730	-
Total	6,434,611	2,017,932	6,434,611	2,017,932

Note 10. Convertible Preferred Stock Warrants and Common Stock Warrants

Immediately prior to the Company’s IPO, all outstanding Series B-1 convertible preferred stock warrants were remeasured to their fair value, using the Black-Scholes model. Refer to Note 3, Summary of Significant Accounting Policies, to the notes to the consolidated financial statement included in the Prospectus for a description of the valuation method. The final remeasurement of the convertible preferred stock warrant liability resulted in a $3.7 million loss which was recorded to other expense, net.

Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital. All convertible preferred stock warrants were converted into common stock warrants.  In addition, the Company issued to the lead underwriter in the IPO a warrant to purchase up to 84,000 shares of its common stock.

In June 2017, the June 2012 warrant and a portion of the August 2012 warrant were converted into 15,136 shares and 39,771 shares of common stock, respectively, in a cashless exercise,

At June 30, 2017, the Company had the following common stock warrants issued and outstanding (in thousands, except share and per share data):

Warrant Class	Shares	Issuance Date	Price per Share	Expiration Date
Common stock warrant	167,428	July 2012	$5.8667	July 2019
Common stock warrant	60,575	August 2012	$5.8667	August 2019
Common stock warrant	10,517	November 2012	$5.8667	November 2022
Common stock warrant	156,851	February 2014	$0.1700	February 2021
Common stock warrant	173,862	September 2015	$5.8667	September 2025
Common stock warrant (1)	61,363	March 2017	$5.8667	September 2025
Common stock warrant (2)	84,000	June 2017	$13.2000	June 2020
	714,596

(1)

This warrant was issued in connection with the amended 2015 Term Note. The number of shares underlying the warrant issued in March 2017 was originally 76,704 and, pursuant to its terms, was reduced to 61,363 shares upon the closing of the Company’s IPO. See Note 7, Financing Arrangements, for further details regarding this warrant.

(2)	This warrant was issued to the Company’s lead underwriter in connection with the IPO.

Note 11. Equity Incentive Plans

2017 Equity Incentive Plan

In May 2017, the Board and the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective in connection with the IPO. The 2017 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. A total of 2,413,659 shares of the Company’s common stock were initially reserved for issuance under the 2017 Plan, which is the sum of (1) 900,000 shares, (2) the number of shares reserved for issuance under the 2005 Plan at the time the 2017 Plan became effective and (3) shares subject to stock options or other stock awards under the 2005 Plan that would have otherwise been returned to the 2005 Plan (up to a maximum of 1,314,752 shares). The number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 by the lesser of (1) 5% of the number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year or (2) such number of shares as determined by the Board. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2005 Plan.

2005 Plan

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the "2005 Plan"). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, and shares of restricted stock. For further details regarding the 2005 Plan, refer to Note 12, Equity Incentive Plan, to the notes to the consolidated financial statements included in the Prospectus.

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants will be made under the 2005 Plan.

A summary of activities under the 2005 Plan and 2017 Plan during the six months ended June 30, 2017 is as follows:

	Options Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	390,164	1,130,141	$0.86
Authorized	900,000	─	─
Granted	(202,083)	202,083	$3.06
Exercised	-	(11,536)	$0.80
Canceled	17,352	(17,352)	$1.11
Outstanding at June 30, 2017	1,105,433	1,303,336	$1.20

2017 Employee Stock Purchase Plan

In May 2017, the Board and the Company’s stockholders adopted the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which became effective in connection with the Company’s IPO. The 2017 ESPP allows eligible employees to purchase shares of the Company’s common stock in an offering at a discount of the then-current trading price, up to the lesser of (1) 85% of the fair market value of the common stock on the first day of the IPO or (2) 85% of the fair market value of the common stock on the purchase date. The 2017 ESPP permits the maximum discounted purchase price permitted under U.S. tax rules, including a “lookback.”

The 2017 ESPP initial offering period runs for approximately 24 months in length, and contains four 6-month purchase periods. An employee’s purchase rights terminate immediately upon termination of employment or other withdrawal from the 2017 ESPP. No participant will have the right to purchase shares of common stock in an amount that has a fair market value of more than $25,000 determined as of the first day of the applicable purchase period, for each calendar year.

There are 200,000 shares of common stock reserved for issuance under the 2017 ESPP. In addition, the 2017 ESPP contains a provision which provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board.

The Company accounts for employee stock purchases made under its 2017 ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The Company values ESPP shares using the Black-Scholes model.

There were no shares issued under the 2017 ESPP during the three and six months ended June 30, 2017.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Cost of revenue	$3	$9	$6	$10
Sales and marketing	1	15	3	20
Research and development	5	9	9	16
General and administrative	8	19	16	29
Total	$17	52	$34	75

Note 12. Commitments and Contingencies

Operating Lease

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease which expires in 2021. The Company recognizes rent expense on a straight-line basis over the expected lease term. The difference between cash payments required and rent expense is recorded as deferred rent. Rent expense for the Company's facilities was $0.1 million for each of the three and six months ended June 30, 2016.  Rent expense for the Company’s facilities was $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively.

The following is a schedule of future minimum lease payments under the non-cancelable operating lease at June 30, 2017 (in thousands):

2017 (remainder of year)	$140
2018	336
2019	346
2020	357
2021	305
Total	$1,484

Contingencies

In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. In the opinion of management, any potential liabilities resulting from such claims would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and other financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 8, 2017 (the “Prospectus”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are the leader in gunshot detection solutions that help law enforcement officials and security personnel deter and prevent gun violence. We offer our software solutions on a SaaS-based subscription model to customers around the world with current customers located in the United States, Puerto Rico, the U.S. Virgin Islands and South Africa. Our public safety solution, ShotSpotter Flex, is deployed in urban, high-crime areas to help deter gun violence by accurately detecting and locating gunshots and sending near real-time alerts to law enforcement. Our security solutions, SST SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities and first responders of an active-shooter event almost immediately.

Our solutions consist of our highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors and communication networks. The speed and accuracy of our solutions enable rapid response by law enforcement and security personnel, increase the chances of apprehending the shooter, aid in evidentiary collection and can serve as an overall deterrent. When a potential gunfire incident is detected by our sensors, our software precisely locates where the incident occurred. An alert containing critical information about the incident is transmitted directly to law enforcement or security personnel through any computer and to iPhone® or Android mobile devices.

We generate annual subscription revenues from the deployment of our public safety solution on a per-square-mile basis. As of June 30, 2017, we had 75 public safety customers with coverage areas of approximately 480 square miles in 90 cities and municipalities across the United States, including four of the ten largest cities. As of June 30, 2017, we had six security customers covering seven higher-education campuses, of which five had their solutions fully deployed.

We enter into subscription agreements on a term basis that typically range from one to five years in duration, with the majority having a contract term of one year. Substantially all of our sales are to governmental agencies and universities which often undertake a prolonged contract evaluation process that affects the size or the timing of our sales contracts and may likewise increase our customer acquisition costs. For a discussion of the risks associated with our sales cycle, see risks entitled "Our sales cycle can be unpredictable, time-consuming and costly, and our inability to successfully complete sales could harm our business" and "Because we generally recognize our subscription revenues ratably over the term of our contract with a customer, fluctuations in sales will not be fully reflected in our operating results until future periods" in  Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

We rely on a limited number of suppliers and contract manufacturers to produce components of our solutions. We have no long-term contracts with these manufacturers and purchase from them on a purchase-order basis. Although we use a limited number of suppliers and contract manufacturers, we believe that we could find alternate suppliers or manufacturers if circumstances required us to do so, in part because a significant portion of the components required by our solutions is available off the shelf. For a discussion of the risks associated with our limited number of suppliers, see risk entitled "We rely on a limited number of suppliers and contract manufacturers, and our proprietary ShotSpotter sensors are manufactured by a single contract manufacturer" in Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

We generated revenues of $3.9 million and $5.8 million for the three months ended June 30, 2016 and 2017, respectively, a year-over-year increase of 48%. Revenues from our ShotSpotter Flex public safety solution during the three months ended June 30, 2016 and 2017 represented approximately 99% and 96%, respectively, of total revenues. Two of our largest customers, City of New York and Puerto Rico Housing Administration, accounted for 13% and 15%, respectively, of our total revenues for the three months ended June 30, 2016. One customer, City of New York, accounted for 17% of our total revenues for the three months ended June 30, 2017. All of our revenues for the three months ended June 30, 2016 were derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands). A substantial majority of our revenues for the three months ended June 30, 2017 was derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands), and a small portion was derived from our customer in South Africa.

We generated revenues of $7.0 million and $10.4 million for the six months ended June 30, 2016 and 2017, respectively, a year-over-year increase of  49%. Revenues from our ShotSpotter Flex public safety solution during the six months ended June 30, 2016 and 2017 represented approximately 99% and 96%, respectively, of total revenues. Two of our largest customers, City of New York and Puerto Rico Housing Administration, each accounted for 12% of our total revenues for the six months ended June 30, 2016. One customer, City of New York, accounted for 17% of our total revenues for the six months ended June 30, 2017. All of our revenues for the six months ended June 30, 2016 were derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands). A substantial majority of our revenues for the six months ended June 30, 2017 was derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands), and a small portion was derived from our customer in South Africa.

While we intend to continue to devote resources to increase sales of our SST SecureCampus and ShotSpotter SiteSecure Solutions, we expect that revenues from our ShotSpotter Flex solution will continue to comprise a majority of our revenues going forward.

We have not yet achieved profitability and had net losses of $4.3 million and $5.9 million for the three and six months ended June 30, 2017, respectively. Our accumulated deficit was $87.6 million and $93.5 million as of December 31, 2016 and June 30, 2017, respectively.

During the three and six months ending June 30, 2017, we went “live” on 44 and 74 new square miles of coverage, respectively. This increase in coverage in both periods was achieved through a combination of new customers and expansions with existing customers.

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, increase sales of our security solutions, and expand our international presence. Our future growth will primarily depend on the market acceptance for gunshot detection solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, time-consuming and the fact that our typical sales cycle is often very long and can be costly. To combat these challenges, we intend to continue to maintain our position as a market leader, invest in research and development, increase awareness of our solutions, and hire additional sales representatives to drive sales. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion, particularly for our ShotSpotter Flex solution.

We will also focus on expanding our business by increasing sales of our security solutions. By developing additional solutions through SST SecureCampus and ShotSpotter SiteSecure, we believe that our potential for growth has increased and that we are still in the early stages of penetrating the market for our security solutions. Our ability to penetrate these new markets will depend on the quality of our solutions and their perceived value as a risk management tool, as well as our ability to design our solutions to meet the demands of these customers. If these security solution markets do not develop as we expect, our revenues may not grow at the rate we expect.

With respect to international sales, we believe that we have the potential to expand our coverage within South Africa and to pursue opportunities in Europe, South America and other regions of the world. By adding additional sales resources in strategic locations, we believe we will be better positioned to reach these markets. However, we recognize that we have limited international operational experience and currently operate only in three regions outside of the continental United States: Puerto Rico, the U.S. Virgin Islands and South Africa. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic and political risks. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend what is already a lengthy sales cycle.

Given the importance of these strategies and challenges we face, we expect to continue to incur losses in the near term and, if we are unable to achieve our growth objectives, we may not be able to achieve profitability.

Key Quarterly Business Metric

We focus on one key quarterly metric in order to measure our operational performance and inform strategic decisions. The key business metric presented below is calculated on a quarterly basis using internal data and may be calculated in a manner different than similar metrics used by other companies.

Net New “Go-Live” Square Miles Added

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2017	2016	2017
Net new "go-live" square miles added	35	44	61	74

Net new “go-live” square miles represent the square miles covered by deployments that were approved by customers during the quarter, both from initial and expanded customer deployments, net of square miles that ceased to be “live” during the quarter. New square miles include deployed square miles that may have been sold, or booked, in prior quarters.

Components of Results of Operations

Presentation of Financial Statements

Our consolidated financial statements include the accounts of our wholly-owned South African subsidiary, ShotSpotter (Pty) Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Revenues

We derive substantially all of our revenues from subscription services. We recognize subscription fees ratably, on a straight-line basis, over the term of the subscription, which for new customers is typically initially one to five years in length. Customer contracts include one-time set-up fees for the set-up of our sensors in the customer’s coverage areas, training and third-party integration licenses. These set-up fees are recognized ratably, on a straight-line basis, over the estimated customer life of five years.

We generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. All fees billed in advance of services being delivered are recorded as deferred revenue. For our public safety solution, our pricing model is based on a per-square-mile basis. For our security solutions, our pricing model is on a customized-site basis. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

We generally invoice subscription service renewals for 100% of the total contract value when the renewal contract is executed. Renewal fees are recognized ratably over the term of the renewal, which is typically one year. While most of our customers elect to renew their agreements, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to expiration. For these customers, we stop recognizing subscription revenues at the end of the current contract term, even though we may continue to provide services for a period of time until the renewal process is completed. Once the renewal is complete, we then recognize subscription revenues for the period between the expiration of the term of the agreement and the completion of the renewal process in the month in which the renewal is executed.

Cost of Revenues

Cost of revenues primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service application, costs related to operating our Incident Review Center or IRC, providing remote and on-site customer support and maintenance and forensic services, certain personnel and related costs of operations, stock-based compensation and allocated overhead, which includes IT, facility and equipment depreciation costs.

In the near term, we expect our cost of revenues to increase in absolute dollars to the extent our installed base increases, but decrease as a percentage of revenues because certain of our costs of revenues are fixed and do not need to increase commensurate with increases in revenues. In addition, depreciation expense associated with deployed equipment is recognized only over the first five years of a customer contract.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Salaries, bonuses, stock-based compensation expense and other personnel costs are the most significant components of each of these expense categories. We include stock-based compensation expense incurred in connection with the grant of stock options to the applicable operating expense category based on the equity award recipient’s functional area.

We are focused on executing on our growth strategy. As a result, in the near term we expect our total operating expenses to increase in absolute dollars as we incur additional expenses due to growth and as a result of operating as a public company. Although our operating expenses will fluctuate, we expect that over time, they will generally decrease as a percentage of revenues.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing expenses for trade shows, conferences and conventions, consulting fees, travel and facility-related costs and allocated overhead.

In the near term, we expect our sales and marketing expenses to increase in absolute dollars primarily due to planned growth in our sales and marketing organization. This growth will include adding sales and marketing personnel and expanding our marketing activities to continue to generate additional leads. Sales and marketing expense may fluctuate from quarter to quarter based on the timing of commission expense, marketing campaigns and tradeshows.

Research and Development

Research and development expenses primarily consist of personnel-related costs attributable to our research and development personnel, consulting fees and allocated overhead. We have devoted our product development efforts primarily to develop new lower-cost sensor hardware, develop new features including a mobile application, improve functionality of our solutions and adapt to new technologies or changes to existing technologies.

In the near term, we expect our research and development expenses to increase in absolute dollars as we increase our research and development headcount to further strengthen our software and invest in the development of our service.

General and Administrative

General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, and administrative personnel, legal, accounting and other professional services fees, other corporate expenses and allocated overhead. We have recently incurred additional expenses in expanding our operations and for our IPO, and will continue to incur additional expenses as a public company, including increased personnel, legal, insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations.

In the near term, we expect our general and administrative expenses to increase significantly in absolute dollars as we grow our business, support our operations as a public company and increase our headcount.

Other Expense, Net

Other expense, net, consists primarily of interest expense on our outstanding debt, and losses from the remeasurement of our convertible preferred stock warrant liability. The convertible preferred stock warrant liability was reclassified into additional paid-in capital upon our IPO and will no longer be remeasured at each balance sheet date.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2017

The following table sets forth our selected consolidated statements of operations data for the three months ended June 30, 2016 and 2017 (in thousands):

	Three Months Ended June 30,
		As a % of		As a % of	Change
	2016	Revenues	2017	Revenues	$	%
Revenues	$3,935	100%	$5,836	100%	$1,901	48%
Cost of revenues	2,434	62%	2,687	46%	253	10%
Gross profit	1,501	38%	3,149	54%	1,648	110%
Operating expenses:
Sales and marketing	1,335	34%	1,369	23%	34	3%
Research and development	1,038	26%	928	16%	(110)	(11)%
General and administrative	558	14%	971	17%	413	74%
Total operating expenses	2,931	74%	3,268	56%	337	12%
Loss from operations	(1,430)	(36%)	(119)	(2%)	1,311	(92%)
Other expense, net	(868)	(22%)	(4,187)	(72%)	(3,319)	382%
Net loss	$(2,298)	(58%)	$(4,306)	(74%)	$(2,008)	87%

Revenues

The increase of $1.9 million was attributable to $1.4 million from expansions of existing customer coverage areas, $0.2 million from our South Africa subsidiary, and $0.3 million in non-recurring engineering revenue associated with the development of a custom product for one customer.

Cost of Revenues

The increase of $0.3 million was due primarily to a $0.2 million increase in depreciation and telecommunications expenses associated with expansions in existing customer coverage areas.

Gross margin percentage increased 16 percentage points as certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense was relatively flat for the three months ended June 30, 2016 and 2017 period primarily due to increased personnel expenses associated with our expanding sales, marketing and customer success efforts, offset by a large commission paid in the prior year period.

Research and Development Expense

The decrease of $0.1 million was due primarily to decreased consulting expenses related to the development of new variants of our sensors that were incurred in the prior year period.

General and Administrative Expense

The increase of $0.4 million was due primarily to a $0.3 million increase in salaries, benefits and bonuses resulting from an increase in headcount, including the addition of our chief financial officer.

Other Expense, Net

The increase of $3.3 million was attributable primarily to the final remeasurement of the preferred stock warrant liability immediately prior to our IPO which resulted in a $3.7 million charge and also reflects higher interest expense from an additional $2.0 million in outstanding borrowings. See Note 3, Summary of Significant Accounting Policies, and Note 10, Convertible Preferred Stock Warrants and Common Stock Warrants, included in this Quarterly Report on Form 10-Q, for details regarding the final remeasurement of the preferred stock warrant liability.

Comparison of Six Months Ended June 30, 2016 and 2017

The following table sets forth our consolidated statements of operations data for the six months ended June 30, 2016 and 2017 (in thousands):

	Six Months Ended June 30,
		As a % of		As a % of	Change
	2016	Revenues	2017	Revenues	$	%
Revenues	$6,979	100%	$10,398	100%	$3,419	49%
Cost of revenues	4,631	66%	5,362	52%	731	16%
Gross profit	2,348	34%	5,036	48%	2,688	114%
Operating expenses:
Sales and marketing	2,336	33%	2,477	24%	141	6%
Research and development	2,186	31%	1,962	19%	(224)	(10)%
General and administrative	1,106	16%	1,901	18%	795	72%
Total operating expenses	5,628	81%	6,340	61%	712	13%
Loss from operations	(3,280)	(47%)	(1,304)	(13%)	1,976	(60%)
Other expense, net	(1,177)	(17%)	(4,563)	(44%)	(3,386)	288%
Net loss	$(4,457)	(64%)	$(5,867)	(56%)	$(1,410)	32%

Revenues

The increase of $3.4 million in revenues was attributable to $3.1 million from new customers and expansions of existing customer coverage areas, and $0.3 million in non-recurring engineering revenue associated with the development of a custom product for one customer.

Cost of Revenues

The increase of $0.7 million in cost of revenues was due primarily to a $0.4 million increase in in personnel-related expenses primarily from higher bonus accruals and an increase in our operations headcount, a $0.2 million increase in depreciation expense for property and equipment related to customer installations, and a $0.1 million increase in operating costs, which includes costs incurred in providing remote and on-site customer support and maintenance services, and telecommunications expenses.

Gross margin percentage increased 14 percentage points as certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

The increase of $0.1 million was attributable to an increase in personnel-related expenses resulting from an increase in headcount and an increase in sales commissions during the first quarter of 2017.

Research and Development Expense

The decrease of $0.2 million in research and development expense was due to reduced consulting expenses related to prototype development of our next-generation sensors. In 2017, our research and development efforts have moved past the prototype development stage, thereby resulting in lower expenses during the period.

General and Administrative Expense

The increase of $0.8 million was due primarily to a $0.3 million increase in personnel-related expenses due to an increase in headcount, including the addition of our chief financial officer, $0.2 million in higher bonus accruals, and $0.2 million in higher professional fees, primarily in audit fees.

Other Expense, Net

The increase of $3.4 million in other expense, net, was attributable primarily to the final remeasurement of the preferred stock warrant liability upon our IPO which resulted in the recognition of a $3.7 million loss and, to a lesser extent, to increased interest expense from an additional $2.0 million in outstanding borrowings. See Note 3, Summary of Significant Accounting Policies, and Note 10, Convertible Preferred Stock Warrants and Common Stock Warrants, included in this Quarterly Report on Form 10-Q for details regarding the final remeasurement of the preferred stock warrant liability.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $35.1 million as of June 30, 2017 which includes the net proceeds from our IPO.

In June 2017, we completed our IPO of our common stock. We received net proceeds of $32.4 million after deducting underwriting warrant, discounts and commissions.

We believe our existing cash and cash equivalent balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional capital or debt financing. Raising additional capital would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Use of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, and cash used in investing activities, such as property and equipment expenditures to install infrastructure in customer cities in order to deliver our solutions.

We intend to use $13.6 million of the net proceeds from our IPO to repay our outstanding indebtedness of $13.5 million and early termination fees of $0.1 million during the quarter ending September 30, 2017.

Credit Facility

We are party to a Loan and Security Agreement with Orix Growth Capital, LLC, or the Orix Loan Agreement, which we use for general working capital purposes. The Orix Loan Agreement allows us to borrow up to $15.0 million under a term note, or the 2015 Term Note. Borrowings under the Orix Loan Agreement are secured by substantially all of the assets of the company and mature in October 2020.

At June 30, 2017, outstanding borrowings under the 2015 Term Note were $13.1 million, net of unamortized debt issuance costs. The remaining $1.5 million under the 2015 Term Note will be available for borrowing upon the achievement of certain revenue metrics. For further details regarding the revenue metrics, refer to Note 7, Financing Arrangements, to the notes to the consolidated financial statements included in the Prospectus.

We are subject to certain financial and various negative covenants under the terms of the 2015 Term Note. For further details regarding the 2015 Term Note, refer to Note 7, Financing Arrangements, to the notes to the consolidated financial statements included in the Prospectus.

We intend to repay our outstanding balance of $13.5 million under the 2015 Term Note, including $0.1 million in early termination fees, during the quarter ending September 30, 2017. The timing of this repayment in the third quarter of 2017 rather than immediately upon completion of our IPO is intended to reduce prepayment penalties that would have otherwise been payable by us.

Cash Flows

Comparison of the Six Months Ended June 30 2016 and 2017

The following table presents a summary of our cash flows for the six months ended June 30, 2016 and 2017:

	Six Months Ended
	June 30,
	2016	2017
	(in thousands)
Net cash provided by (used in):
Cash (used in) provided by operating activities	$(651)	$1,084
Cash used in investing activities	(2,168)	(2,894)
Cash provided by financing activities	12	33,060
Net change in cash and cash equivalents	$(2,807)	$31,250

Operating Activities

For standard customer deployments, we typically achieve cash-flow breakeven, on a direct variable cost-basis, in less than a year from the date of execution of the contract. Our net loss and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, sales and marketing expenses, and our ability to bill and collect in a timely manner. During the six months ended June 30, 2016, our net loss was significantly greater than our use of cash for operating activities due to the inclusion of non-cash expenses and charges.

Operating activities used $0.7 million in the six months ended June 30, 2016, primarily from our net loss of $4.5 million, partially offset by net cash inflow from changes in operating assets and liabilities aggregating $1.9 million and non-cash items aggregating $1.9 million. The change in operating assets and liabilities reflected an increase of $3.1 million in deferred revenue as a result of new customer contracts and contract renewals, $0.8 million increase in accrued expenses and other liabilities due primarily to an increase in bonus and commission accruals and $0.5 million increase in accounts payable due to timing of payments to our vendors, partially offset by an increase of $2.4 million in accounts receivable due to increase in billings from customers renewing their contracts during the period. Non-cash items reflected $1.2 million for depreciation and amortization of tangible and intangible assets, and $0.6 million from the remeasurement of the convertible preferred stock warrant liability.

Operating activities provided $1.1 million in the six months ended June 30, 2017, primarily from non-cash items aggregating $5.3 million and net cash inflow from changes in operating assets and liabilities aggregating $1.7 million, partially offset by our net loss of $5.9 million. Non-cash items reflected $3.7 million from the remeasurement of the convertible preferred stock warrant liability and $1.4 million for depreciation and amortization of tangible and intangible assets. The change in operating assets and liabilities reflected an increase of $3.0 million in deferred revenue as a result of new customer contracts and renewals, which was partially offset by an increase of $0.7 million in accounts receivable due to an increase in billings from customers renewing their contracts during the period, a decrease of $0.3 million in accounts payable due to timing of payments to our vendors, and an increase of $0.2 million in prepaid expenses and other assets, primarily for prepaid insurance.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $2.2 million in the six months ended June 30, 2016, primarily for property and equipment expenditures to install our solutions in customer coverage areas.

Investing activities used $2.9 million in the six months ended June 30, 2017, primarily for property and equipment expenditures to install our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from our IPO, payments of initial public offering costs, borrowings under our term loan, payment of debt issuance costs, and proceeds from the exercise of stock options.

Cash from financing activities, comprised of proceeds from the exercise of stock option, was insignificant for the six months ended June 30, 2016.

Financing activities provided $33.1 million in the six months ended June 30, 2017, primarily from $32.4 million in net proceeds from our IPO, and $1.5 million in borrowing under our 2015 Term Note (see Note 7, Financing Arrangements, for details regarding the 2015 Term Note), which was partly offset by $0.8 million in payments for initial public offering costs.

Contractual Obligations and Commitments

There were no material changes during the six months ended June 30, 2017 to the contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Prospectus. See Note 12, Commitments and Contingencies, to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding commitments.

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenue, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

There have been no significant or material changes in our critical accounting policies during the three and six months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Prospectus.

Recently Adopted Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting pronouncements

Recently Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation.

There were no material changes in our market risk during the six months ended June 30,  2017, compared to the market risk disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Qualitative and Quantitative Disclosures about Market Risk, of the Prospectus.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

Item 1. Legal Proceedings

We are not currently subject to any legal proceedings that could, individually or in the aggregate, reasonably be expected to have a material adverse effect on the results of our operations or financial position.

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this prospectus, including our consolidated financial statements and related notes, before deciding whether to purchase shares of our common stock. If any of the following risks is realized, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our success depends on maintaining and increasing our sales, which depends on factors we cannot control, including the availability of funding to our customers.

To date, substantially all of our revenues have been derived from contracts with local governments and their agencies, in particular the police departments of major cities in the United States. To a lesser extent, we also generate revenues from federal agencies, foreign governments and higher education institutions. We believe that the success and growth of our business will continue to depend on our ability to add new police departments and other government agencies as customers of our public safety solution and new universities, corporate campuses and key infrastructure and transportation centers as customers of our security solutions. Many of our target customers have restricted budgets, such that we are forced to compete with programs or solutions that offer an alternative use of the same funds. A number of factors could cause potential customers to delay or refrain from purchasing our solutions or prevent expansion of their use of our solutions, including:

•	decreases or changes in available funding, including budgetary allocations, government grants and other government funding programs;
•	potential delays or changes in appropriations or other funding authorization processes;
•	changes in fiscal or contracting policies; and
•	changes in elected or appointed officials.

The occurrence of any of the foregoing would impede our ability to maintain or increase the amount of revenues derived from these customers, which could have a material adverse effect on our business, operating results and financial condition.

Contracting with government entities can be complex, expensive and time-consuming.

The procurement process for government entities is in many ways more challenging than contracting in the private sector. We must comply with laws and regulations relating to the formation, administration, performance and pricing of contracts with government entities, including U.S. federal, state and local governmental bodies. These laws and regulations may impose added costs on our business or prolong or complicate our sales efforts, and failure to comply with these laws and regulations or other applicable requirements could lead to claims for damages from our customers, penalties, termination of contracts and other adverse consequences. Any such damages, penalties, disruptions or limitations in our ability to do business with government entities could have a material adverse effect on our business, operating results and financial condition.

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not.

Changes in the underlying regulatory conditions, political landscape or required procurement procedures that affect these types of customers could be introduced prior to the completion of our sales cycle, making it more difficult or costly to finalize a contract with a new customer or expand or renew an existing customer relationship. For example, customers may require a competitive bidding process with extended response deadlines, review or appeal periods, or customer attention may be diverted to other government matters, postponing the consideration of the purchase of our products. Such delays could harm our ability to provide our solutions efficiently and to grow or maintain our customer base.

If we are unable to maintain and expand coverage of our existing public safety customer accounts and further penetrate the public safety market, our revenues may not grow.

Our ability to increase revenues will depend in large part on our existing public safety solution customers renewing their annual subscriptions and expanding their mileage coverage. Most of our ShotSpotter Flex customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, almost all of our new customers renew their annual subscriptions, and many also choose to expand their coverage area. If our existing customers do not renew their subscriptions, our revenues may decrease. Furthermore, if our existing customers do not choose to expand their coverage areas, our revenues will not grow as we anticipate.

Our ability to further penetrate the market for our public safety solution depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our ShotSpotter Flex solution and its benefits; the effectiveness of our marketing programs; the availability of funding to our customers; and the costs of our ShotSpotter solution. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solution. If we are unsuccessful in expanding the coverage of ShotSpotter Flex by existing customers or adding new ShotSpotter Flex customers, our revenues and growth prospects would suffer.

If we are unable to sell our solutions into new markets, our revenues may not grow.

Part of our growth strategy depends on our ability to increase sales of our security solutions and add new customers for our public safety solution in markets outside of the United States. Any new market into which we attempt to sell our solutions may not be receptive. Our ability to penetrate new markets depends on the quality of our solutions, the continued acceptance of our public safety solution by law enforcement, the perceived value of our security solutions as a risk management tool and our ability to design our solutions to meet the demands of our customers and users. If the markets for our solutions do not develop as we expect, our revenues may not grow.

Our ability to successfully face these challenges depends on several factors, including increasing the awareness of our solutions and their benefits; the effectiveness of our marketing programs; the costs of our solutions; our ability to attract, retain and effectively train sales and marketing personnel; and our ability to develop relationships with communication carriers and other partners. If we are unsuccessful in developing and marketing our solutions into new markets, new markets for our solutions might not develop or might develop more slowly than we expect, either of which would harm our revenues and growth prospects.

Our sales cycle can be lengthy, time-consuming and costly, and our inability to successfully complete sales could harm our business.

Our sales process involves educating prospective customers and existing customers about the use, technical capabilities and benefits of our solutions. Prospective customers, especially government agencies, often undertake a prolonged evaluation process that may last up to nine months or more and that typically involves comparing the benefits of our solutions to alternative uses of funds. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales.

Additionally, events affecting our customers' budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed.

Changes in the availability of federal funding to support local law enforcement efforts could impact our business.

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. For example, changes in policies with respect to “sanctuary cities” may result in a reduction in federal funds available to our current or potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business prospects would suffer.

Our ability to successfully grow our business depends on a number of factors including our ability to:

•	accelerate our acquisition of new customers;
•	further sell expansions of coverage areas to our existing customers;
•	expand our international footprint;
•	expand into new vertical markets, such as our security solutions;
•	increase awareness of the benefits that our solutions offer; and
•	maintain our competitive and technology leadership position.

As usage of our solutions grows, we will need to continue to make investments to develop and implement new or updated solutions, technologies, security features and cloud-based infrastructure operations. In addition, we will need to appropriately scale our internal business systems and our services organization, including the suppliers of our detection equipment and customer support services, to serve our growing customer base. Any failure of, or delay in, these efforts could impair the performance of our solutions and reduce customer satisfaction.

Further, our growth could increase quickly and place a strain on our managerial, operational, financial and other resources, and our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, we will need to continue to invest in sales and marketing, research and development, and general and administrative functions and other areas. We are likely to recognize the costs associated with these investments earlier than receiving some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our operating results.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new solutions or upgrades to our existing solutions, satisfy customer requirements, maintain the quality and security of our solutions or execute on our business plan, any of which could have a material adverse effect on our business, operating results and financial condition.

Our business is dependent upon our ability to deploy and deliver our solutions, and the failure to meet our customers' expectations could harm our reputation, which may have a material adverse effect on our business, operating results and financial condition.

Promoting and demonstrating the utility of our solutions as useful, reliable and important tools for law enforcement and security personnel is critical to the success of our business. Our ability to secure customer renewals and enter into new customer contracts is dependent on our reputation and our ability to deliver our solutions effectively. We believe that our reputation among police departments using ShotSpotter Flex is particularly important to our success. Our ability to meet customer expectations will depend on a wide range of factors, including:

•	our ability to continue to offer high-quality, innovative and accurate gunshot detection services;
•	our ability to maintain continuous monitoring during high-activity periods such as New Year’s Day, the Fourth of July and Cinco de Mayo;
•	our ability to maintain high customer satisfaction;
•	the perceived value and quality of our solutions;
•	differences in opinion regarding the calculations and metrics that measure the success of our solutions;
•	our ability to successfully communicate the unique value proposition of our solutions;
•	our ability to provide high-quality customer support;
•	any misuse or perceived misuse of our solutions;
•	interruptions, delays or attacks on our platform; and
•	litigation- or regulation-related developments.

Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our solutions, our employees, our partners or others associated with any of these parties, may tarnish our reputation. Damage to our reputation may reduce demand for our solutions and would likely have a material adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation may be costly and time-consuming, and such efforts may not ultimately be successful.

Real or perceived false positive gunshot alerts or failure or perceived failure to generate alerts for actual gunfire could adversely affect our customers and their operations, damage our brand and reputation and adversely affect our growth prospects and results of operations.

A false positive alert, in which a non-gunfire incident is reported as gunfire, could result in an unnecessary rapid deployment of police officers and first responders, which may raise unnecessary fear among the occupants of a community or facility, and may be deemed a waste of police and first responder resources. A failure to alert law enforcement or security personnel of actual gunfire could result in a less rapid response by police officers and first responders, increasing the probability of injury or loss of life. Both false positive alerts and the failure to generate alerts of actual gunfire may result in customer dissatisfaction, potential loss of confidence in our solutions, and potential liabilities to customers or other third parties, any of which could harm our reputation and adversely impact our business and operating results. Additionally, the perception of a false positive alert or of a failure to generate an alert, even where our customers understand that our solutions were utilized correctly, could lead to negative publicity or harm the public perception of our solutions, which could harm our reputation and adversely impact our business and operating results.

Economic uncertainties or downturns, or political changes, could limit the availability of funds available to our customers and potential customers, which could materially adversely affect our business.

Current or future economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

These economic conditions may make it extremely difficult for our customers and us to forecast and plan future budgetary decisions or business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our solutions, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times or as a result of political changes, our customers may tighten their budgets and face constraints in gaining timely access to sufficient funding or other credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry, or the impact of political changes. If the economic conditions of the general economy or industries in which we operate worsen from present levels, or if recent political changes result in less funding being available to purchase our solutions, our business, operating results, financial condition and cash flows could be adversely affected.

We have not been profitable historically and may not achieve or maintain profitability in the future.

We have posted a net loss in each year since inception, including net losses of $2.3 million and $4.3 million during the three months ended  June 30, 2016 and 2017, respectively, and $4.5 million and $5.9 million during the six months ended June 30, 2016 and 2017, respectively. As of  June 30, 2017, we had an accumulated deficit of $93.5 million. While we have experienced stronger revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our solutions to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•	research and development related to our solutions, including investments in our engineering and technical teams;
•	continued international expansion of our business; and
•	general and administrative expenses, including legal and accounting expenses preparing for and related to being a public company.

These investments may not result in increased revenues or growth in our business. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not achieve or maintain profitability in the future.

We may require additional capital to fund our business and support our growth, and our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects.

We intend to continue to make substantial investments to fund our business and support our growth. In addition, we may require additional funds to respond to business challenges, including the need to develop new features or enhance our solutions, improve our operating infrastructure or acquire or develop complementary businesses and technologies. As a result, in addition to the revenues we generate from our business and the proceeds from our IPO, we may need to engage in additional equity or debt financings to provide the funds required for these and other business endeavors. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain such additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations, which may have a material adverse effect on our business, operating results, financial condition and prospects.

New competitors may enter the market for our public safety solution.

If cities and other government entities increase their efforts to reduce gun violence or our solutions gain visibility in the market, companies could decide to enter into the public safety solution market and thereby increase the competition we face. In addition to other gunshot detection products, we also compete with other technologies and solutions targeting our public safety customers' resources for law enforcement and crime prevention. Because there are several possible uses for these limited budgetary resources, if we are not able to compete successfully for these limited resources, our business may not grow as we expect, which could adversely impact our revenues and operating results.

The competitive landscape for our security solutions is evolving.

The market for security solutions for university campuses, corporate campuses and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence, in addition to indoor gunshot detection companies with which we compete. Because there are several possible uses of funds for campus security needs, we may face increased challenges in demonstrating or distinguishing the benefits of SST SecureCampus and ShotSpotter SiteSecure, our security solutions. If we are unable to demonstrate the benefits of our security solutions, our business may not grow as we expect.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

To increase total customers and customer coverage areas and to achieve broader market acceptance of our solutions, we will need to expand our sales and marketing organization and increase our business development resources, including the vertical and geographic distribution of our sales force and our teams of account executives focused on new accounts and responsible for renewal and growth of existing accounts.

Our business requires that our sales personnel have particular expertise and experience in working with law enforcement agencies, other government organizations and higher education institutions. We may not achieve revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel with appropriate experience, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

The nature of our business exposes us to inherent liability risks.

Our solutions, including ShotSpotter Flex, SST SecureCampus and ShotSpotter SiteSecure, are designed to communicate real-time alerts of gunfire incidents to police officers and first responders. Due to the nature of such applications, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer agreements contain provisions limiting our liability to our customers, we cannot be certain that these limitations will be enforced or that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence, and we cannot assure you that we are adequately insured against the risks that we face.

The nature of our business may result in undesirable press coverage or other negative publicity.

Our solutions are used to assist law enforcement and first responders in the event that gunfire is detected. Even when our solutions work as intended, the incidents detected by our solutions could lead to injury, loss of life and other negative outcomes, and such events are likely to receive negative publicity. If we fail to detect an incident, or if we detect an incident, such as a terrorist attack or active-shooter event, but the response time of law enforcement or first responders is not sufficiently quick to prevent injury, loss of life, property damage or other adverse outcomes, we may receive negative media attention.

In addition, our solutions require that our customers monitor alerts and respond timely to notifications of gunshots. If our customers do not fully utilize our systems, we may be subject to criticism and unflattering media coverage regarding the effectiveness of our solutions and the cost of our solutions to our customers. Such negative publicity could have an adverse impact on new sales or renewals or expansions of coverage areas by existing customers, which would adversely impact our financial results and future prospects.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and results of operations.

We may in the future experience performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, natural disasters or security attacks. If our security is compromised, our platform is unavailable or our users are unable to receive our alerts or otherwise communicate with our IRC, within a reasonable amount of time or at all, our business could be negatively affected. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.

Our IRC is located in a single facility. Although the functions of our IRC can be performed remotely, any interruption or delay in service from our IRC, such as from a communications or power outage, could limit our ability deliver our solutions. In addition, it may become increasingly difficult to maintain and improve the performance of our solutions, especially during peak usage times as the capacity of our IRC operations reaches its limits. If there is an interruption or delay in service from our IRC and a gunshot is detected but not reviewed in the allotted time, our software will send an alert directly to our customers. These automatic notifications, without the benefit of review by our IRC, may be more likely to result in customers receiving a false positive alert, which could cause our customers to divert resources unnecessarily. As a result, we could experience a decline in customer satisfaction with our solutions and our reputation and growth prospects could be harmed.

We expect to continue to make significant investments to maintain and improve the performance of our solutions. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business, operating results and financial condition may be adversely affected.

Real or perceived errors, failures or bugs in our software could adversely affect our operating results and growth prospects.

Because our software is complex, undetected errors, failures or bugs may occur. Our software is often installed and used with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. Despite our testing, errors, failures or bugs may not be found in our software until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, loss of or delay in market acceptance of our software, loss of competitive position or claims by customers for losses sustained by them. In any such event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to correct the problem. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions or delays in the use of our solutions, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.

Interruptions or delays in service from our third-party providers could impair our ability to make our solutions available to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently use third-party data center hosting facilities to host certain components of our solutions. Our operations depend, in part, on our third-party providers' abilities to protect these facilities against damage or interruption from natural disasters, power or communications failures, cyber incidents, criminal acts and similar events. In the event that any of our third-party facility arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience service interruptions in our solutions as well as delays and additional expenses in arranging new facilities and services. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, cyber incidents or other performance problems with our solutions could harm our reputation.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our solutions. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, natural disasters, cyber incidents, acts of terrorism, vandalism or sabotage, closure of a facility without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our services. Problems faced by our third-party data center locations, with the network providers with whom they contract, or with the systems by which our communications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Interruptions in our services might cause us to issue refunds to customers and subject us to potential liability.

Further, our insurance policies may not adequately compensate us for any losses that we may incur in the event of damage or interruption, and therefore the occurrence of any of the foregoing could subject us to liability, cause us to issue credits to customers or cause customers not to renew their subscriptions for our applications, any of which could materially adversely affect our business.

If our security measures or those of our customers or third-party providers are compromised, or if unauthorized access to the data of our customers is otherwise obtained, our solutions may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our solutions, our reputation may be damaged and we may incur significant liabilities.

Our operations involve the storage and transmission of gunfire incident data, including date, time, address and GPS coordinates, occurring in our customer's coverage area. Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance or criminal activity, could result in unauthorized access to, or loss or unauthorized disclosure of, this gunfire incident data, which could result in litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have been targeted. If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our gunfire incident data at risk and could in turn have an adverse effect on our business. In addition, such a violation could expose the locations of our sensors, including those sensors for which we obtained third-party consents that include confidentiality obligations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because such techniques change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to customer data or other sensitive information. Further, because of the nature of the services that we provide to our customers, we may be a unique target for attacks.

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage would be adequate or would otherwise protect us from liabilities or damages with respect to claims alleging compromise or loss of data, or that such coverage will continue to be available on acceptable terms or at all.

We rely on the cooperation of customers and third parties to permit us to install our ShotSpotter sensors on their facilities, and failure to obtain these rights could increase our costs or limit the effectiveness of our ShotSpotter Flex solution.

Our ShotSpotter Flex solution requires us to deploy ShotSpotter sensors in our customer coverage areas, which typically entails the installation of approximately 15 to 20 sensors per square mile. The ShotSpotter sensors are mounted on city facilities and third-party buildings, and occasionally on city or utility-owned light poles, and installing the sensors requires the consent of the property owners, which can be time-consuming to obtain and can delay deployment. Generally, we do not pay a site license fee in order to install our sensors, and our contractual agreements with these facility owners provide them the right to revoke permission to use their facility with notice of generally 60 days.

To the extent that required consents delay our ability to deploy our solutions or facility owners do not grant permission to use their facilities, revoke previously granted permissions, or require us to pay a site license fee in order to install our sensors, our business may be harmed. If we were required to pay a site license fee in order to install sensors, our deployment expenses would increase, which would impact our gross margins. If we cannot obtain a sufficient number of sensor mounting locations that are appropriately dispersed in a coverage area, the effectiveness of our ShotSpotter Flex solution would be limited, we may need to reduce the coverage area of the solution, or we may not be able to meet our service level requirements, any of which could result in customer dissatisfaction or have a material adverse impact on our reputation, our business and our financial results.

If we fail to offer high-quality customer support, our business and reputation may suffer.

We offer customer support 24 hours a day, seven days a week, as well as training on best practices, forensic expertise and expert witness services. Providing these services requires that our personnel have specific experience, knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-quality customer support will increase as we expand our business and pursue new customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services or scale our services if our business grows. Increased customer demand for these services, without corresponding revenue, could increase our costs and harm our operating results. If we do not help our customers use applications within our solutions and provide effective ongoing support, our ability to sell additional applications to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

We rely on wireless carriers to provide access to wireless networks through which our acoustic sensors communicate with our cloud network and with which we provide our notification services to customers, and any interruption of such access would impair our business.

We rely on wireless carriers, mainly AT&T and Verizon, to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks. Any suspension or other interruption of services would adversely affect our ability to provide our services to our customers and may adversely affect our reputation. In addition, the terms of our agreements with these wireless carriers provide that either party can cancel or terminate the agreement for convenience with 90 days' notice. If one of our wireless carriers were to terminate its agreement with us, we would need to source a different wireless carrier and/or modify our equipment during the notice period in order to minimize disruption in the performance of our solutions. Price increases or termination by our wireless carriers or changes to existing contract terms could have a material adverse effect on our business, operating results and financial condition.

Our reliance on wireless carriers will require updates to our technology, and making such updates could result in disruptions in our service or increase our costs of operations.

The majority of our installed ShotSpotter sensors use third-generation, or 3G, cellular communications and we will continue to deploy 3G enabled sensors in 2017. Certain wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. We will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services, the timing of which is uncertain. These sensor replacements will require significant capital expenditures and may also divert management's attention and other important resources away from our customer service and sales efforts for new customers. We are currently developing a ShotSpotter sensor that will use fourth-generation (4G) Long-Term Evolution (LTE) wireless technology. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, operating results and financial condition could be materially and adversely affected.

We rely on a limited number of suppliers and contract manufacturers, and our proprietary ShotSpotter sensors are manufactured by a single contract manufacturer.

We rely on a limited number of suppliers and contract manufacturers. In particular, we use a single manufacturer, with which we have no long-term contract and from which we purchase on a purchase-order basis, to produce our proprietary ShotSpotter sensors. Our reliance on a sole contract manufacturer increases our risks since we do not currently have any alternative or replacement manufacturers, and we do not maintain a high volume of inventory. In the event of an interruption from a contract manufacturer, we may not be able to develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if our contract manufacturer is impacted by a natural disaster or other interruption at a particular location because each of our contract manufacturers produces our products from a single location. Although our contract manufacturer has alternative manufacturing locations, transferring manufacturing to another location may result in significant delays in the availability of our sensors.

Many of the key components used to manufacture our proprietary ShotSpotter sensors also come from limited or sole sources of supply. Our contract manufacturer generally purchases these components on our behalf, and we do not have any long-term arrangements with our suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly, and we or our suppliers may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner.

If we experience significantly increased demand, or if we need to replace an existing supplier or contract manufacturer, we may be unable to supplement or replace such supply or contract manufacturing on terms that are acceptable to us, which may undermine our ability to deliver our products to customers in a timely manner. For example, for our ShotSpotter sensors, it may take a significant amount of time to identify a contract manufacturer that has the capability and resources to build the sensors to our specifications. Identifying suitable suppliers and contract manufacturers is an extensive process that requires us to become satisfied with their quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, the loss of any key supplier or contract manufacturer could adversely impact our business, operating results and financial condition.

Our solutions use third-party software and services that may be difficult to replace or cause errors or failures of our solutions that could lead to a loss of customers or harm to our reputation and our operating results.

We license third-party software and depend on services from various third parties for use in our solutions. In the future, such software or services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software or services could result in decreased functionality of our solutions until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of the third-party software or services could result in errors or defects in our solutions or cause our solutions to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.

We will need to maintain our relationships with third-party software and service providers, and obtain from such providers software and services that do not contain any errors or defects. Any failure to do so could adversely impact our ability to deliver effective products to our customers and could harm our operating results.

If we do not or cannot maintain the compatibility of our platform with applications that our customers use, our business could suffer.

Some of our customers choose to integrate our solutions with certain other systems used by our customers, such as real-time crime center platforms or computer-aided dispatch systems. The functionality and popularity of our solutions depend, in part, on our ability to integrate our solutions these systems. Providers of these systems may change the features of their technologies, restrict our access to their applications or alter the terms governing use of their applications in an adverse manner. Such changes could functionally limit or terminate our ability to use these technologies in conjunction with our solutions, which could negatively impact our customer service and harm our business. If we fail to integrate our solutions with applications that our customers use, we may not be able to offer the functionality that our customers need, and our customers may not renew their agreements, which would negatively impact our ability to generate revenues and adversely impact our business.

Concerns regarding privacy and government-sponsored surveillance may deter customers from purchasing our solutions.

Private citizens have become increasingly sensitive to real or perceived government or third-party surveillance and may wrongly believe that our outdoor sensors, as acoustic devices installed in urban areas or public facilities, such as universities, allow customers to listen to private conversations and monitor private citizen activity. Our sensors are not designed for “live listening” and are triggered only on loud impulsive sounds that may likely be gunfire. However, perceived privacy concerns may result in negative media coverage and efforts by private citizens to persuade municipalities, educational institutions or other potential customers not to purchase our solutions for their communities, campuses or facilities. If customers choose not to purchase our solutions due to privacy concerns, then the market for our solutions may develop more slowly than we expect, or it may not achieve the growth potential we expect, any of which would adversely affect our business and financial results.

Our future quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.

Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, many of which are outside of our control, including:

•	the expansion of our customer base;
•	the renewal of subscription agreements with, and expansion of coverage areas by, existing customers;
•	the size, timing and terms of our sales to both existing and new customers;
•	the introduction of products or services that may compete with us for the limited funds available to our customers, and changes in the cost of such products or services;
•	changes in our customers' and potential customers' budgets;
•	our ability to control costs, including our operating expenses;
•	our ability to hire, train and maintain our direct sales force;
•	the timing of satisfying revenue recognition criteria in connection with initial deployment and renewals;
•	fluctuations in our effective tax rate; and
•	general economic and political conditions, both domestically and internationally.

Any one of these or other factors discussed elsewhere in this prospectus may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

Because of the fluctuations described above, our ability to forecast revenues is limited and we may not be able to accurately predict our future revenues or results of operations. In addition, we base our current and future expense levels on our operating plans and sales forecasts, and our operating expenses are expected to be relatively fixed in the short term. Accordingly, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period.

Because we generally recognize our subscription revenues ratably over the term of our contract with a customer, fluctuations in sales will not be fully reflected in our operating results until future periods.

Our revenues are primarily generated from subscriptions to our solutions. With the exception of a small number of legacy customers, our customers do not have the right to take possession of our equipment or software platform. Revenues from subscriptions to our software platform is recognized ratably over the subscription period beginning on the date that the subscription is made available to the customer, which we refer to as the “go-live” date. Revenues from additional fees such as set-up and training is recognized ratably over the estimated customer life beginning on the go-live date. Our agreements with our customers typically range from one to five years. As a result, much of the revenues that we report in each quarter are attributable to agreements entered into during previous quarters. Consequently, a decline in sales, customer renewals or market acceptance of our solutions in any one quarter would not necessarily be fully reflected in the revenues in that quarter, and would negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers generally are recognized over the applicable agreement term. Our subscription-based approach may result in uneven recognition of revenue.

We recognize revenues over the term of a subscription agreement. Once we enter into a contract with a customer, there is a delay until we begin recognizing revenues while we survey the coverage areas, obtain any required consents for installation, and install and calibrate our sensors, which together can take up to several months or more. We begin recognizing revenues from a sale only when all of these steps are complete and the solution is live.

While most of our customers elect to renew their subscription agreements following the expiration of a term, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to such expiration. For these customers, we stop recognizing subscription revenues at the end of the current term, even though we may continue to provide services for a period of time while the renewal process is completed. Once the renewal is complete, we then recognize subscription revenues for the period between the expiration of the term of the agreement and the completion of the renewal process.

The variation in the timeline for deploying our solutions and completing renewals may result in fluctuations in our revenue, which could cause our results to differ from projections. Additionally, while we generally invoice for 50% of the contract cost upon a customer's go-live date, our cash flows may be volatile and will not match our revenue recognition.

We are in the process of expanding our international operations, which exposes us to significant risks.

We currently operate in a single location outside the United States. We are in the process of expanding our international operations to increase our revenues from customers outside of the United States as part of our growth strategy. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. In addition, we will need to invest time and resources in understanding the regulatory framework and political environments of our potential customers overseas in order to focus our sales efforts. Because such regulatory and political considerations are likely to vary across jurisdictions, this effort will require additional time and attention from our sales team and could lead to a sales cycle that is longer than our typical process for sales in the United States. We also may need to hire additional employees and otherwise invest in our international operations in order to reach new customers. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful.

In addition, we face and will continue to face risks in doing business internationally that could adversely affect our business, including:

•	the potential impact of currency exchange fluctuations;
•

the difficulty of staffing and managing international operations and the increased operations, travel, shipping and compliance costs associated with having customers in numerous international locations;

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;
•	the availability of coverage by wireless carriers in international markets;
•	higher or more variable costs associated with wireless carriers and other service providers;
•	the need to offer customer support in various languages;
•	challenges in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department's Office of Foreign Assets Control;
•	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and United Kingdom Bribery Act of 2010;
•	tariffs and other non-tariff barriers, such as quotas and local content rules;
•	more limited protection for our intellectual property in some countries;
•	adverse or uncertain tax consequences as a result of international operations;
•	currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
•	restrictions on the transfer of funds;
•	deterioration of political relations between the United States and other countries; and
•	political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.

Also, we expect that due to costs related to our international expansion efforts and the increased cost of doing business internationally, we will incur higher costs to secure sales to international customers than the comparable costs for domestic customers. As a result, our financial results may fluctuate as we expand our operations and customer base worldwide.

Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, operating results and financial condition.

We are dependent on the continued services and performance of our senior management and other key personnel, the loss of any of whom could adversely affect our business.

Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our products, and our strategic direction. We also depend on the contributions of key technical personnel, some of whom are nearing retirement age and in the process of transferring relevant knowledge and expertise to other employees.

We do not maintain “key person” insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.

If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely affected.

Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

Volatility or lack of positive performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to appropriately incentivize and retain our employees through equity compensation, or if we need to increase our compensation expenses in order to appropriately incentivize and retain our employees, our business, operating results and financial condition would be adversely affected.

We may be subject to additional obligations to collect and remit certain taxes, and we may be subject to tax liability for past activities, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time, particularly with respect to software-as-a-service products like our solutions. Further, these jurisdictions' rules regarding tax nexus are complex and vary significantly. If one or more jurisdictions were to assert that we have failed to collect taxes for sales of our solutions, we could face the possibility of tax assessments and audits. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales or otherwise harm our business and operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, of $75.7 million and $54.5 million, respectively, due to prior period losses, which expire in various years beginning in 2017 if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

We may be subject to litigation for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business.

We may be subject to litigation for a variety of claims arising from our normal business activities. These may include claims, suits, and proceedings involving labor and employment, wage and hour, commercial and other matters. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future operating results, our cash flows or both.

Natural or man-made disasters and other similar events may significantly disrupt our business, and negatively impact our operating results and financial condition.

Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, and power outages, which may render it difficult or impossible for us to operate our business for some period of time. For example, our IRC and a data center that hosts some of our customer services are located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, operating results and financial condition. In addition, the facilities of significant vendors, including the manufacturer of our proprietary acoustic sensor, may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

Changes in financial accounting standards may cause adverse and unexpected revenue fluctuations and impact our reported results of operations.

A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.

Proposed legislation that would ease restrictions on the purchase of suppressors could impact our business.

Legislation known as the Hearing Protection Act, or the HPA, was recently introduced in the U.S. Congress. If adopted, the HPA would ease restrictions on the sale of suppressors designed to reduce the noise related to gunshots and ultimately could lead to increased use of gun suppressors in urban gun crime. While we believe that our technology would capture gunshots fired with a suppressor in some cases, widespread use of suppressors could impact the effectiveness of our solutions or require us to make potentially costly modifications to our technology, either of which could have an adverse impact on our business.

Risks Related to Our Intellectual Property

Failure to protect our intellectual property rights could adversely affect our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under patent and other intellectual property laws of the United States, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be adversely affected. However, defending our intellectual property rights might entail significant expenses. Any of our patent rights, copyrights, trademarks or other intellectual property rights may be challenged by others, weakened or invalidated through administrative process or litigation.

As of  June 30, 2017, we had 30 U.S. patents directed to our technologies, as well as one granted patent in Israel. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license three other U.S. patents from one or more third parties. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.

Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after their earliest priority date or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our software or technology.

Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our software is available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States, including the recent America Invents Act, or to the laws of other countries and from interpretations of the intellectual property laws of the United States and other countries by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we endeavor to enter into non-disclosure agreements with our employees, licensees and others who may have access to this information, we cannot assure you that these agreements or other steps we have taken will prevent unauthorized use, disclosure or reverse engineering of our technology. Moreover, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent this competition.

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially viable. Any litigation, whether or not resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business, operating results, financial condition and cash flows.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. The litigation may involve patent holding companies or other adverse patent owners that have no relevant product revenues and against which our patents may therefore provide little or no deterrence. We may have previously received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims.

There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management's attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party's rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively. Any of these results would adversely affect our business, operating results, financial condition and cash flows.

If we are unable to protect our intellectual property, or if we infringe on the intellectual property rights of others, our business may be harmed.

Our success depends in part on intellectual property rights to the services that we develop. We rely on a combination of contractual and intellectual property rights, including non-disclosure agreements, patents, trade secrets, copyrights and trademarks, to establish and protect our intellectual property rights in our names, services, innovations, methodologies and related technologies. If we lose intellectual property protection or the ability to secure intellectual property protection on any of our names, confidential information or technology, this could harm our business. Our intellectual property rights may not prevent competitors from independently developing services and methodologies similar to ours, and the steps we take might be inadequate to deter infringement or misappropriation of our intellectual property by competitors, former employees or other third parties, any of which could harm our business. We have registered patents and pending patent applications directed to our technology. We have registered trademarks in the United States that have various expiration dates unless renewed through customary processes. Our registered patents and/or trademark registrations may be unenforceable or ineffective in protecting our intellectual property. Most of our patents and pending patent applications have been filed only in the United States and are therefore not enforceable in countries outside of the United States. Our trademarks may be unenforceable in countries outside of the United States, which may adversely affect our ability to build our brand outside of the United States.

Although we are not presently aware that our conduct of our business infringes on the intellectual property rights of others, third parties may nevertheless assert infringement claims against us in the future. We may be required to modify our products, services, internal systems or technologies, or obtain a license to permit our continued use of those rights. We may be unable to do so in a timely manner, or upon reasonable terms and conditions, which could harm our business. In addition, future litigation over these matters could result in substantial costs and resource diversion. Adverse determinations in any litigation or proceedings of this type could subject us to significant liabilities to third parties and could prevent us from using some of our services, internal systems or technologies.

Our use of open source software could subject us to possible litigation.

A portion of our technologies incorporates open source software, and we expect to continue to incorporate open source software into our platform in the future. Few of the licenses applicable to open source software have been interpreted by courts, and their application to the open source software integrated into our proprietary technology platform may be uncertain. If we fail to comply with these licenses, then pursuant to the terms of these licenses, we may be subject to certain requirements, including requirements that we make available the source code for our software that incorporates the open source software. We cannot assure you that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable licenses or our current policies and procedures. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could incur significant legal expenses defending against such allegations. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our technology platform.

Risks Related to the Ownership of Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in June 2017 at a price of $11 per share, our stock price has ranged from an intraday low of $9.33 to an intraday high of $15.36 through August 4, 2017.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•	actual or anticipated fluctuations in our operating results;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;
•	changes in the availability of federal funding to support local law enforcement efforts, or local budgets;
•	announcements by us of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of other software companies generally;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in our board of directors or management;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	lawsuits threatened or filed against us;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	general economic conditions in the United States and abroad; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many software companies. Stock prices of many software companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results, financial condition and cash flows.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

As of July 31, 2017, 9,604,957 shares of our common stock were outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Of our issued and outstanding shares of our common stock, all of the shares sold in our IPO are freely transferrable without restrictions or further registration under the Securities Act, except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. Approximately 6.3 million shares outstanding are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for 180 days after the date of our IPO.

Additionally, approximately 5.0 million shares of our common stock as of July 31, 2017 will, after the expiration of the lock-up periods specified above, have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. Shares of common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

We filed registration statements on Form S-8 under the Securities Act to register the total number of shares of our common stock that may be issued under our equity incentive plans. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares of common stock or change their opinion of our shares of common stock, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We may invest or spend the proceeds of our IPO offering in ways with which you may not agree or in ways that may not yield a return.

We intend to use $13.6 million of the net proceeds from our IPO during the quarter ending September 30, 2017 for the repayment of all of our outstanding indebtedness, including early termination fees. We currently intend to use the remaining net proceeds for working capital and general corporate purposes, including sales and marketing activities, general and administrative matters and capital expenditures. In addition, we may use a portion of the net proceeds from our IPO for the acquisition of, or strategic investment in, technologies, solutions or businesses that complement our business, although we have no present commitments or agreements to enter into any such acquisition or investment. Our management will have considerable discretion in the application of these remaining net proceeds, and you will not have the opportunity, to assess whether the proceeds are being used appropriately. Such proceeds may be used for purposes that do not increase the value of our business, which could cause the price of our common stock to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of (i) the last day of the fiscal year following the fifth anniversary of our IPO, (ii) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, or the Exchange Act. We cannot predict if investors will find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur substantial increased costs as a result of being a public company.

As a public company, we will incur significant levels of legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NASDAQ Capital Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional corporate employees to comply with these requirements, we may need to hire more corporate employees in the future or engage outside consultants, which would increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this prospectus and in the filings that we will be required to make as a public company, our business, operating results and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If any such claims are successful, our business, operating results and financial condition could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, operating results and financial condition.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Our executive officers, directors and principal stockholders own a significant percentage of our stock and may be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers and holders of more than 5% of our common stock, certain of which are represented on our board of directors, together with their affiliates, beneficially own approximately 48% of the voting power of our outstanding capital stock. As a result, these stockholders are able to determine the outcome of matters submitted to our stockholders for approval. This ownership could affect the value of your shares of common stock by, for example, these stockholders electing to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination. This concentration of ownership may also adversely affect the market price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;
•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	provide that directors may only be removed for cause;
•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits stockholders owning 15% or more of our outstanding voting stock from merging or otherwise combining with us for a period of three years following the date on which the stockholder became a 15% stockholder without the consent of our board of directors. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management, and otherwise discourage management takeover attempts.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Our amended and restated certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

In June 12, 2017, we entered into an underwriting agreement, relating to the public offering of 3,220,000 shares of common stock at a price to the public of $11.00 per share, less underwriting discounts and commissions. On June 12, 2017, in connection with the underwriting agreement, we issued a warrant exercisable for 84,000 shares of common stock at an exercise price of $13.20 per share to Roth Capital Partners, LLC (“Roth Capital Partners”). The warrant is exercisable at $13.20 per share over a term of one year.

In June 2017, we issued 54,907 shares of our common stock to one existing and one new stockholder upon the cashless exercise of warrants. The issuance of these shares and the issuance of the warrants were made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation D promulgated thereunder as private transactions not involving a public offering of securities. The shares purchased pursuant to the warrant exercises were issued bearing restrictive legend and may not be resold by the purchasers unless such securities are registered or an exemption from registration is available. The Company determined, based on representations of the stockholders and Roth Capital Partners, that the stockholder and Roth Capital Partners were “accredited investors” as defined under Rule 501(a) of the Securities Act.

(b) Use of Proceeds

On June 12, 2017, we closed our initial public offering of 3,220,000 shares of common stock at an offering price of $11.00 per share, which includes 420,000 shares of common stock sold upon full exercise of the underwriters’ over-allotment option. The Company received net proceeds of $32.4 million, after deducting underwriting discounts and commissions.  All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-217603), which was declared effective by the SEC on June 6, 2017. Roth Capital Partners acted as sole book-running manager of our initial public offering, Imperial Capital and Northland Capital Markets acted as co-manager and as co-lead manager, respectively.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of on June 8, 2017 and filed with the SEC pursuant to Rule 424(b)(4).

As of June 30, 2017, $1.0 million of expenses incurred in connection with our initial public offering had not yet been paid.

We intend to use $13.6 million of the net proceeds from our initial public offering to repay our outstanding indebtedness, including early termination fees of $0.1 million, during the quarter ending September 30, 2017.  The timing of this repayment in the third quarter of 2017 rather than immediately upon the completion of our IPO is intended to reduce prepayment penalties that would have otherwise been payable by us.

Item 6. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOTSPOTTER, INC.

Date: August 14, 2017	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: August 14, 2017	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017
10.1+	Form of Warrant to Purchase Shares of Common Stock issued to Roth Capital Partners, LLC in June 2017.					X
10.2+	ShotSpotter, Inc. 2017 Equity Incentive Plan.	S-1/A	333-217603	10.3	May 19, 2017

10.3+	Forms of Option Agreement and Option Grant Notice under the 2017 Equity Incentive Plan.	S-1/A	333-217603	10.4	May 19, 2017
10.4+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Restricted Terms and Conditions under the 2017 Equity Incentive Plan.	S-1/A	333-217603	10.5	May 19, 2017
10.5+	ShotSpotter, Inc. 2017 Employee Stock Purchase Plan	S-1/A	333-217603	10.6	May 19, 2017
10.6+	Form of Restricted Stock Unit Grant Notice for Directors					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Extension Schema Document					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X
+	Indicates management contract of compensatory plan.

*	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities
Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the
Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.