Form 10-Q
period 2017-09-30
SHOTSPOTTER, INC
filed 2017-11-14
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2017, the registrant had 9,646,416 shares of common stock, $0.005 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31,	September 30,
	2016	2017
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,865	$19,255
Accounts receivable	2,410	5,987
Prepaid expenses and other current assets	567	859
Restricted cash	30	30
Total current assets	6,872	26,131
Property and equipment, net	8,959	10,640
Intangible assets, net	66	88
Other assets	220	151
Total assets	$16,117	$37,010
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$1,336	$1,765
Deferred revenue, short-term	10,863	15,902
Accrued expenses and other current liabilities	2,359	2,795
Notes payable, net of current maturities	667	—
Total current liabilities	15,225	20,462
Notes payable, net of current maturities and unamortized debt issuance costs	11,012	—
Convertible preferred stock warrant liability	1,875	—
Deferred revenue, long-term	3,112	2,477
Other liabilities	24	85
Total liabilities	31,248	23,024
Commitments and contingencies (Note 13)
Series B-1 convertible preferred stock	22,075	—
Series A-2 convertible preferred stock	20,000	—
Stockholders' (deficit) equity:
Common stock	8	47
Additional paid-in capital	30,403	109,054
Accumulated deficit	(87,615)	(95,092)
Accumulated other comprehensive loss	(2)	(23)
Total stockholders' (deficit) equity	(57,206)	13,986
Total liabilities and stockholders' (deficit) equity	$16,117	$37,010

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Revenues	$3,977	$6,846	$10,956	$17,244
Costs
Cost of revenues	2,400	2,791	7,031	8,154
Impairment of property and equipment	—	666	—	666
Total costs	2,400	3,457	7,031	8,820
Gross profit	1,577	3,389	3,925	8,424

Operating expenses
Sales and marketing	1,098	1,792	3,434	4,269
Research and development	1,007	1,063	3,193	3,024
General and administrative	568	1,305	1,674	3,206
Total operating expenses	2,673	4,160	8,301	10,499
Operating loss	(1,096)	(771)	(4,376)	(2,075)
Other expense, net
Remeasurement of convertible preferred stock warrant liability	(98)	—	(649)	(3,725)
Loss on early extinguishment of debt	—	(479)	—	(479)
Interest expense, net	(345)	(358)	(955)	(1,167)
Other expense, net	—	(3)	(16)	(31)
Total other expense, net	(443)	(840)	(1,620)	(5,402)
Net loss	$(1,539)	$(1,611)	$(5,996)	$(7,477)
Net loss per share, basic and diluted	$(0.96)	$(0.17)	$(3.75)	$(1.49)
Weighted average shares used in computing net loss per share, basic and diluted	1,602,254	9,619,659	1,598,285	5,016,825

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net loss	$(1,539)	$(1,611)	$(5,996)	$(7,477)
Other comprehensive loss:
Change in foreign currency translation adjustment	(2)	(2)	(2)	(21)
Comprehensive loss	$(1,541)	$(1,613)	$(5,998)	$(7,498)

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2017
Cash flows from operating activities:
Net loss	$(5,996)	$(7,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,876	2,274
Impairment of property and equipment	—	666
Stock-based compensation	57	306
Amortization of debt issuance costs	97	132
Remeasurement of convertible preferred stock warrant liability	649	3,725
Loss on early extinguishment of debt	—	479
Provision for doubtful accounts	—	140
Changes in operating assets and liabilities:
Accounts receivable	(1,016)	(3,735)
Prepaid expenses and other assets	(84)	(263)
Accounts payable	148	429
Accrued expenses and other current liabilities	860	486
Deferred revenue	5,152	4,398
Net cash provided by operating activities	1,743	1,560
Cash flows from investing activities:
Purchase of property and equipment	(3,112)	(4,547)
Investment in intangible and other assets	(43)	(55)
Net cash used in investing activities	(3,155)	(4,602)
Cash flows from financing activities:
Proceeds from initial public offering, net of commissions and discounts	—	32,426
Proceeds from notes payable	2,000	1,500
Repayment of notes payable	—	(13,500)
Payment of debt issuance costs	(17)	(30)
Payment of debt extinguishment costs	—	(149)
Payments of offering costs	—	(1,858)
Proceeds from exercise of stock options	21	41
Net cash provided by financing activities	2,004	18,430
Increase in cash and cash equivalents	592	15,388
Effect of exchange rate on cash and cash equivalents	22	2
Cash and cash equivalents at beginning of year	4,124	3,865
Cash and cash equivalents at end of period	$4,738	$19,255

Supplemental cash flow disclosures:
Cash paid for interest	$853	$1,235
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock into common stock	$—	$42,075
Reclassification of convertible preferred stock warrant liability into additional paid-in capital	$—	$5,711
Issuance of warrants in connection with the issuance of notes payable to a financial institution	$—	$111
Deferred offering costs included in accounts payable and accruals	$—	$13

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides gunshot detection solutions that help law enforcement officials and security personnel identify, locate and deter gun violence. The Company offers its software solutions on a SaaS-based subscription model to its customers.

The Company’s principal executive offices are located in Newark, California. The Company has one subsidiary, ShotSpotter (Pty) Ltd. formed in South Africa.

Note 2. Initial Public Offering

In June 2017, the Company completed its initial public offering (“IPO”) in which the Company sold 3,220,000 shares of its common stock at a price of $11.00 per share. The Company received net proceeds of $32.4 million, excluding underwriting discounts and commissions, which was recorded to additional paid-in capital. The Company’s common stock commenced trading on the NASDAQ Capital Market on June 7, 2017 under the trading symbol “SSTI.”

•

Immediately prior to the IPO, all outstanding Series B-1 convertible preferred stock warrants were remeasured at fair value using the Black-Scholes model, resulting in a loss of $3.7 million, which was recorded in other expense, net.

•

Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital.  All preferred stock warrants were converted into common stock warrants. In addition, the Company issued to the lead underwriter in the IPO a warrant to purchase up to 84,000 shares of its common stock. See Note 11, Convertible Preferred Stock Warrants and Common Stock Warrants, for further details regarding the warrants.

•

Upon the closing of the IPO, all shares of the then-outstanding convertible preferred stock were converted into 4,689,753 shares of common stock. This resulted in a reclassification of $42.1 million to additional paid-in capital.

•	Offering costs incurred by the Company were approximately $1.9 million, excluding underwriting commissions and discounts, which was recorded to additional paid-in capital.

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

June 2017 Amended and Restated Certificate of Incorporation

Prior to the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved an amendment (the “Charter Amendment”) to the Pre-IPO Certificate (as defined below) and an amended and restated certificate of incorporation (“Post-IPO Certificate”) that became effective on June 12, 2017. The Charter Amendment increased the number of authorized shares of common stock from 8,600,000 to 500,000,000. Under the Post-IPO Certificate, the Company is authorized to issue two classes of stock to be designated Common Stock and Preferred Stock. See Note 9, Capital Stock, for further details regarding these classes of stock.

March 2017 Amendment and Restatement of Certificate of Incorporation

On March 27, 2017, the Company’s Board and stockholders approved an amendment and restatement of the Company’s then-existing certificate of incorporation (as so amended and restated, the “Pre-IPO Certificate”) to provide, among other changes, that each share of Series A-2 convertible preferred stock would automatically convert into 0.715548 shares of common stock upon the consummation of an initial public offering of the Company’s capital stock. All share and per share data related to balance sheet and net loss information in the accompanying condensed consolidated financial statements and their related notes have been retroactively adjusted to give effect to the application of this conversion feature when presenting the Series A-2 convertible preferred stock on an as-converted basis.

The Pre-IPO Certificate also provided for (1) an increase in the total number of authorized shares to 14,550,000 and (2) an increase in the number of authorized shares of common stock to 8,600,000, in each case to accommodate the new conversion feature for the outstanding shares of Series A-2 convertible preferred stock.

Reverse Stock Split and Amendment to Certificate of Incorporation

In December 2016, the Board and stockholders approved an amendment and restatement of the Company’s then amended and restated certificate of incorporation to effect a one-for-17 reverse stock split of the outstanding shares of the Company’s capital stock, such that each 17 shares of capital stock issued and outstanding, automatically and without any action on the part of the respective holders thereof, combined into one share of the same class and series of capital stock.

All share and per share data in the accompanying condensed consolidated financial statements and their related notes for all periods presented have been retroactively adjusted to give effect to the reverse stock split.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation expense, preferred stock warrant liabilities, and accounting for income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

Significant Accounting Policies

Except for the changes described below, there have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2017 as compared to the significant accounting policies described in the Prospectus.

Accounts receivable consist of trade accounts receivables from the Company’s customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivables are recorded at the invoiced amount. The Company does not require collateral or other security for accounts receivable. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses based on the historical experience. At

December 31, 2015 and 2016 the Company did not have an allowance for potential credit losses as there were no estimated credit losses. As of September 30, 2017 the allowance for doubtful accounts was $0.1 million.

Concentrations of Risk

Concentration of Accounts Receivable –At December 31, 2016, three customers accounted for 27%, 16% and 11% of the Company’s accounts receivable. Fluctuations in accounts receivable result from timing of the Company’s execution of contracts and collection of related payments. At September 30, 2017, three customers accounted for 24%, 12% and 11% of the Company’s accounts receivable.

Concentration of Revenues –For the three months ended September 30, 2016, two customers accounted for 13% and 12% of the Company’s total revenues. For the nine months ended September 30, 2016, two customers each accounted for 12% of the Company’s total revenues. For the three months ended September 30, 2017, two customers accounted for 17% and 14% of the Company’s total revenues.  For the nine months ended September 30, 2017, two customers accounted for 18% and 10% of the Company’s total revenues.

Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allow companies to recognize forfeitures of awards as they occur and require companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The method of adoption varies with the different aspects of this ASU. The Company adopted this ASU as of January 1, 2017. The adoption of this ASU did not have any impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that reflects the consideration to which the entity expects to be entitled in exchange for goods and services. The standard will replace most existing revenue recognition guidance under U.S. GAAP. Topic 606 is effective for the Company as of January 1, 2018, and permits the use of either a retrospective or a modified retrospective method. The company currently anticipates using the modified retrospective method.

Topic 606 requires the Company to assess whether the subscription and setup services included in the contractual arrangements are distinct in the context of the subscription contract or whether they are considered highly interrelated and represent a single combined performance obligation that should be recognized ratably over time. The actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms, which could vary in some instances. While the Company continues to assess all potential impacts of the new standard, the Company believes significant impacts will relate to the capitalization of sales commissions and the recognition of interest expense when there is a significant financing component in a contract. Under the new standard, costs incremental to obtaining a contract with a customer, such as sales commissions, are capitalized as assets and amortized. When there is a significant financing component in a contract, the transaction price to account is adjusted for the time value of money. The objective when adjusting the transaction price for a significant financing component is to recognize revenue at an amount that reflect what the cash selling price of the promised good or service would have been if the customer had paid cash at the same time as control of that good or service transferred to the customer. The Company will continue to assess the impact of Topic 606 on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides targeted improvements to the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. Specific accounting areas addressed include equity investments and financial liabilities reported under the fair value option and valuation allowance assessment resulting from unrealized losses on available-for-sale securities. This ASU also changes certain presentation and disclosure requirements for financial instruments. This ASU is to be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This ASU is effective for the Company as of January 1, 2018. Early adoption, with certain exceptions, is not permitted. The Company does not expect adoption of this ASU to have any impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of 12 months. This ASU is to be adopted using a modified retrospective approach, including a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. This ASU is effective for the Company as of January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its condensed consolidated financial statements and related disclosures.  The Company expects the asset leased under its headquarters office operating lease will be capitalized on the balance sheet upon adoption of ASU.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. This ASU is effective for the Company as of January 1, 2018. Early adoption is permitted. The Company does not expect adoption to have a material impact on its condensed consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires entities to recognize the income tax impact of an inter-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings. This ASU is effective for the Company as of January 1, 2018. Early adoption is permitted. The Company does not expect adoption of this ASU to have any impact on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for the Company as of January 1, 2018. Early adoption is permitted, including adoption in an interim period as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. The Company does not expect adoption of this ASU to have any impact on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation. This ASU is effective for the Company as of January 1, 2018. The Company does not expect adoption of this ASU to have any impact on its condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this ASU are effective for the Company as of January 1, 2019.  The amendments in Part II of this ASU replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of this ASU do not require any transition guidance. The Company is currently evaluating the effect this ASU will have on its condensed consolidated financial statements.

Note 4. Fair Value Measurements

Prior to the IPO, the Company’s convertible preferred stock warrant liability was measured on a recurring basis and was classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly or indirectly observable. The valuation methodology and underlying assumptions in the fair value determination are discussed in Note 3, Summary of Significant Accounting Policies, and Note 11, Convertible Preferred Stock Warrants, to the consolidated financial statements included in the Prospectus.

Immediately prior to the IPO, the convertible preferred stock warrant liability was remeasured to fair value, resulting in a loss of $3.7 million which was recorded in other expense, net. Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital.

There were no transfers into or out of Level III during the three and nine months ended September 30, 2017. The changes in the fair value of the convertible preferred stock warrant liability are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using Level III Inputs
Fair value at December 31, 2016	$1,875
Issuance of convertible preferred stock warrants	111
Change in fair value recorded in other expense, net	3,725
Reclassification of unexercised warrant into additional paid-in capital upon the IPO	(5,711)
Fair value at September 30, 2017	$—

Note 5. Intangible Assets, net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2016
	Gross	Accumulated Amortization	Net
Patents	$873	$(807)	$66

	September 30, 2017
	Gross	Accumulated Amortization	Net
Patents	$929	$(841)	$88

Amortization expense was $10,000 and $12,000 for the three months ended September 30, 2016 and 2017, respectively, and $27,000 and $34,000 for the nine months ended September 30, 2016 and 2017, respectively.

Note 6. Details of Certain Condensed Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	December 31,	September 30,
	2016	2017
Prepaid software and licenses	$286	$246
Prepaid insurance	25	333
Other prepaid expenses	171	193
Other	85	87
	$567	$859

Accrued expenses and other current liabilities (in thousands):

	December 31,	September 30,
	2016	2017
Payroll liabilities	$1,146	$1,463
Accrued employee paid time off	372	469
Accrued commissions	51	249
Accrued interest	123	—
Royalties payable	225	101
Other	442	513
	$2,359	$2,795

Note 7. Impairment of Property and Equipment

During the three and nine months ended September 30, 2017, the Company recognized impairment expense of $0.7 million for the impairment of property and equipment relating to the remaining book value of deployed equipment in Puerto Rico and the U.S. Virgin Islands.  Management concluded that the impairment charges were required because the equipment was presumed destroyed by the hurricanes in September 2017.

During the three and nine months ended September 30, 2017, the Company also recognized $0.9 million in revenues relating to the remaining deferred set-up fees to be recognized on contracts with customers in Puerto Rico and the U.S. Virgin Islands.  Management concluded that the revenues associated with these contracts was required to be accelerated because the contracts with customers in Puerto Rico and the U.S. Virgin Islands were expired at the time of the hurricanes and all subscription services were fully delivered.

Note 8. Financing Arrangements

2015 Term Note

At December 31, 2016, the Company had outstanding borrowings under a term note (the “2015 Term Note”) of $11.7 million, net of unamortized debt issuance costs.  There were no outstanding borrowings as of September 30, 2017.

Borrowings under the 2015 Term Note bore interest at the greater of: (i) the average prime rate in effect during each month or (ii) the average three-month LIBOR rate during such month, plus 2.5% per annum, plus 7.5% with a minimum rate of 11%, with interest only payments through October 2017, followed by 36 equal monthly installments of principal and interest through October 2020, the maturity date. The weighted average interest rate during the three and nine months ended September 30, 2016 was 11.00% for both periods. The weighted average interest rate during the three and nine months ended September 30, 2017 was 11.75% and 11.54%, respectively.

For the three and nine months ended September 30, 2016, the Company recognized interest expense of $0.3 million and $0.9 million, respectively, based on the outstanding balance during the respective periods. For the three and nine months ended September 30, 2017, the Company recognized interest expense of $0.4 million and $1.1 million, respectively, based on the outstanding balance during the respective periods.

During the three and nine months ended September 30, 2016, amortization of debt issuance costs was $33,000 and $97,000, respectively. During the three and nine months ended September 30, 2017, amortization of debt issuance costs was $48,000 and $132,000, respectively. Amortization of debt issuance costs is recorded in interest expense in the condensed consolidated statements of operations.

Borrowings under the 2015 Term Note were secured by substantially all of the assets of the Company. Additionally, the terms of the 2015 Term Note included certain financial covenants and various negative covenants.

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

Notes payable consisted of the following (in thousands):

	December 31,	September 30,
	2016	2017
Notes payable	$12,000	$—
Unamortized debt issuance costs	(321)	—
Current maturities of term note	(667)	—
Total notes payable, net of current maturities	$11,012	$—

Early Extinguishment of Debt

In September 2017, the Company voluntarily repaid all outstanding borrowings under the 2015 Term Note. The Company recorded to other expense, net, a loss of $0.2 million, consisting of prepayment fees and miscellaneous fees, and wrote-off $0.3 million of unamortized debt issuance costs from the early extinguishment of debt.

Note 9. Capital Stock

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

As of September 30, 2017, there were no shares of convertible preferred stock outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.005 and each outstanding share of common stock is entitled to one vote, as provided in the Post-IPO Certificate.

At December 31, 2016, there were 1,616,996 shares of common stock issued and outstanding. At September 30, 2017, there were 9,639,594 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005, as provided in the Post-IPO Certificate. As of September 30, 2017, there were no shares of preferred stock issued and outstanding.

Note 10. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Numerator:
Net loss	$(1,539)	$(1,611)	$(5,996)	$(7,477)
Denominator:
Weighted-average shares outstanding, basic and diluted	1,602,254	9,619,659	1,598,285	5,016,825
Net loss per share	$(0.96)	$(0.17)	$(3.75)	$(1.49)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	As of September 30,
	2016	2017
Options to purchase common stock	1,128,737	1,287,977
Unvested restricted stock units	—	44,238
Warrants to purchase Series B-1 convertible preferred or common stock	680,027	714,596
Series B-1 convertible preferred stock (as-converted)	3,848,023	—
Series A-2 convertible preferred stock (as-converted)	841,730	—
Total	6,498,517	2,046,811

Note 11. Convertible Preferred Stock Warrants and Common Stock Warrants

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

In June 2017, the June 2012 warrant and a portion of the August 2012 warrant were converted into 15,136 shares and 39,771 shares of common stock, respectively, in a cashless exercise.

At September 30, 2017, the Company had the following common stock warrants issued and outstanding (in thousands, except share and per share data):

Warrant Class	Shares	Issuance Date	Price per Share	Expiration Date
Common stock warrant	167,428	July 2012	$5.8667	July 2019
Common stock warrant	60,575	August 2012	$5.8667	August 2019
Common stock warrant	10,517	November 2012	$5.8667	November 2022
Common stock warrant	156,851	February 2014	$0.1700	February 2021
Common stock warrant	173,862	September 2015	$5.8667	September 2025
Common stock warrant (1)	61,363	March 2017	$5.8667	March 2027
Common stock warrant (2)	84,000	June 2017	$13.2000	June 2020
	714,596

(1)

This warrant was issued in connection with the amended 2015 Term Note. The number of shares underlying the warrant issued in March 2017 was originally 76,704 and, pursuant to its terms, was reduced to 61,363 shares upon the closing of the Company’s IPO. See Note 8, Financing Arrangements, for further details regarding this warrant.

(2)	This warrant was issued to the Company’s lead underwriter in connection with the IPO.

Note 12. Equity Incentive Plans

2017 Equity Incentive Plan

In May 2017, the Board and the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective in connection with the IPO. The 2017 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. A total of 2,413,659 shares of the Company’s common stock were initially reserved for issuance under the 2017 Plan, which is the sum of (1) 900,000 shares, (2) the number of shares reserved for issuance under the 2005 Plan at the time the 2017 Plan became effective and (3) shares subject to stock options or other stock awards under the 2005 Plan that would have otherwise been returned to the 2005 Plan (up to a maximum of 1,314,752 shares). The number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 by the lesser of (1) 5% of the number of shares of the Company’s capital stock outstanding on December 31st of the preceding calendar year or (2) such number of shares as determined by the Board. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2005 Plan.

2005 Stock Plan

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, and shares of restricted stock. For further details regarding the 2005 Plan, refer to Note 12, Equity Incentive Plan, to the notes to the consolidated financial statements included in the Prospectus.

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants will be made under the 2005 Plan.

A summary of option activities under the 2005 Plan and 2017 Plan during the nine months ended September 30, 2017 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,130,141	$0.86
Granted	236,788	$4.30
Exercised	(57,938)	$0.72
Canceled	(21,014)	$1.43
Outstanding at September 30, 2017	1,287,977	$1.49

During the nine months period ended September 30, 2017, the company granted non-employee directors restricted stock unit (“RSU”) awards totaling 44,238 shares of common stock, with a vesting term of approximately ten months. The fair value of $11.50 per unit was calculated using the closing stock price on the date of grants.

In the second quarter of 2017, our board of directors authorized for issuance 900,000 new shares under our 2017 Plan.

Our equity- based incentive plans include stock options, restricted stock units and other stock awards. The number of shares available for grant under these plans was 1,030,152 as of September 30, 2017.

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

There were no shares issued under the 2017 ESPP during the three and nine months ended September 30, 2017.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Costs	$3	$33	$9	$43
Sales and marketing	2	54	5	74
Research and development	5	26	14	42
General and administrative	13	118	29	147
Total	$23	$231	$57	$306

Note 13. Commitments and Contingencies

Operating Lease

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease which expires in 2021. The Company recognizes rent expense on a straight-line basis over the expected lease term. The difference between cash payments required and rent expense is recorded as deferred rent. Rent expense for the Company’s facilities was $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively.  Rent expense for the Company’s facilities was $0.1 million and $0.3 million for the three and nine months ended September 30, 2017, respectively.

The following is a schedule of future minimum lease payments under the non-cancelable operating lease at September 30, 2017 (in thousands):

2017 (remainder of year)	$77
2018	336
2019	346
2020	357
2021	305
Total	$1,421

Contingencies

On November 6, 2017, three individuals, Ken Fisher, Kevin Baxter and Fred Holmes (the “Contractors”), filed a complaint with the Superior Court of California, County of Alameda, alleging breach of contract, a breach of the implied covenant of good faith and fair dealing and violation of Section 17200 et seq. of the California Business and Professions Code, purportedly predicated on an alleged breach of Section 10b-5 of the Securities Exchange Act of 1934, based on the Contractors’ claim that they were entitled to be granted options to purchase 350,000 shares of our common stock on the basis of a term sheet between us and the Contractors signed in July 2007. The Contractors claim that our subsequent one-for-five and one-for-17 reverse stock splits should not apply to their option awards. On the basis of their allegations, the Defendants have petitioned for approximately $6.5 million in damages and other costs and expenses, including attorneys’ fees. The Company intends to dispute these claims vigorously.

The Company may become subject to legal proceedings, as well as demands and claims, that arise in the normal course of our business. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources.  The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

An unfavorable outcome on any such matters could require us to pay substantial damages, or, in connection with any intellectual property infringement claims, could require us to pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on our business, operating results, financial condition and cash flows.

Note 14. Subsequent Events

None.

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

Overview

We are the leader in gunshot detection solutions that help law enforcement officials and security personnel deter and prevent gun violence. We offer our software solutions on a SaaS-based subscription model to customers around the world with current customers located in the United States and South Africa. Our public safety solution, ShotSpotter Flex, is deployed in urban, high-crime areas to help deter gun violence by accurately detecting and locating gunshots and sending near real-time alerts to law enforcement. Our security solutions, SST SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities and first responders of an active-shooter event almost immediately.

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

We generate annual subscription revenues from the deployment of our public safety solution on a per-square-mile basis. As of September 30, 2017, we had 74 public safety customers with coverage areas of approximately 490 square miles in 85 cities and municipalities across the United States and South Africa, including four of the ten largest cities in the United States. As of September 30, 2017, we had six security customers covering seven higher-education campuses, of which five customers had their solutions fully deployed on six campuses.

We enter into subscription agreements on a term basis that typically range from one to five years in duration, with the majority having a contract term of one year. Substantially all of our sales are to governmental agencies and universities which often undertake a prolonged contract evaluation process that affects the size or the timing of our sales contracts and may likewise increase our customer acquisition costs. For a discussion of the risks associated with our sales cycle, see risks entitled “Our sales cycle can be unpredictable, time-consuming and costly, and our inability to successfully complete sales could harm our business” and “Because we generally recognize our subscription revenues ratably over the term of our contract with a customer, fluctuations in sales will not be fully reflected in our operating results until future periods” in  Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

We rely on a limited number of suppliers and contract manufacturers to produce components of our solutions. We have no long-term contracts with these manufacturers and purchase from them on a purchase-order basis. Our outsourced manufacturers generally procure the components directly from third-party suppliers. Although we use a limited number of suppliers and contract manufacturers, we believe that we could find alternate suppliers or manufacturers if circumstances required us to do so, in part because a significant portion of the components required by our solutions is available off the shelf. For a discussion of the risks associated with our limited number of suppliers, see risk entitled “We rely on a limited number of suppliers and contract manufacturers, and our proprietary ShotSpotter sensors are manufactured by a single contract manufacturer” in Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

We generated revenues of $4.0 million and $6.8 million for the three months ended September 30, 2016 and 2017, respectively, a year-over-year increase of 72%. Revenues from our ShotSpotter Flex public safety solution during the three months ended September 30, 2016 and 2017 represented approximately 99% of total revenues for both periods. Two of our customers, City of New York and Puerto Rico Housing Administration, accounted for 12% and 13%, respectively, of our total revenues for the three months ended September 30, 2016, and 17% and 14%, respectively, of our total revenues for the three months ended September 30, 2017.  A substantial majority of our revenues for the three months ended September 30, 2016 and 2017 was derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands), and a small portion was derived from our customer in South Africa.

We generated revenues of $11.0 million and $17.2 million for the nine months ended September 30, 2016 and 2017, respectively, a year-over-year increase of 57%. Revenues from our ShotSpotter Flex public safety solution during the nine months ended September 30, 2016 and 2017 represented approximately 97% of total revenues for both periods. Our two largest customers, the City of New York and the Puerto Rico Housing Administration, each accounted for approximately 12% of our total revenues for the nine months ended September 30, 2016, and approximately 18% and 10% of our total revenues for the nine months ended September 30, 2017.  A substantial majority of our revenues for the nine months ended September 30, 2016 and 2017 was derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands), and a small portion was derived from our customer in South Africa.

While we intend to continue to devote resources to increase sales of our SST SecureCampus and ShotSpotter SiteSecure Solutions, we expect that revenues from our ShotSpotter Flex solution will continue to comprise a substantial majority of our revenues going forward.

We have not yet achieved profitability and had net losses of $1.6 million and $7.5 million for the three and nine months ended September 30, 2017, respectively. Our accumulated deficit was $87.6 million and $95.1 million as of December 31, 2016 and September 30, 2017, respectively.

In September 2017, we used $13.7 million from the net proceeds of our initial public offering to voluntarily repay our outstanding indebtedness of $13.5 million and $0.2 million in prepayment fees under a promissory note (the “2015 Term Note”). In connection with this early extinguishment of debt, we wrote off $0.3 million of unamortized debt issuance costs.

During the years ended December 31, 2015 and 2016 and the nine months ended September 30, 2017, we went “live” on 50, 70 and 91 net new square miles of coverage, respectively.  In each case, the increase in coverage was achieved through a combination of new customers and expansion with existing customers and, in the case of nine months ended September 30, 2017, the 91 net new square miles reflects the impact of a 33 coverage mile reduction as a result of our discontinuation in service of Puerto Rico and the U.S Virgin Islands due to the devastation caused by the recent hurricanes.

In connection with the cessation of our service with Puerto Rico and the U.S. Virgin Islands, we classified the contracts as expired, and stopped recognizing revenue and accelerated the deferred revenues related to setup fees under these contracts.

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

With respect to international sales, we believe that we have the potential to expand our coverage within South Africa and to pursue opportunities in Europe, South America and other regions of the world. By adding additional sales resources in strategic locations, we believe we will be better positioned to reach these markets. However, we recognize that we have limited international operational experience and currently operate only in one region outside of the continental United States, South Africa. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic and political risks. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend what is already a lengthy sales cycle.

Given the importance of these strategies and challenges we face, we expect to continue to incur losses in the near term and, if we are unable to achieve our growth objectives, we may not be able to achieve profitability.

Net New “Go-Live” Miles

We focus on net new “go live” miles” as a key quarterly business metric to measure our operational performance and inform strategic decisions. Net new “go-live” square miles represent the square miles covered by deployments that were approved by customers during the quarter, both from initial and expanded customer deployments, net of square miles that ceased to be “live” during the quarter. New square miles include deployed square miles that may have been sold, or booked, in prior quarters.

This metric, presented below for the three and nine months ended September 30, 2016 and 2017, is calculated on a quarterly basis using internal data and may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2017	2016	2017
Net new "go-live" square miles added	11	17	60	91

Components of Results of Operations

Presentation of Financial Statements

Our condensed consolidated financial statements include the accounts of our wholly-owned South African subsidiary, ShotSpotter (Pty) Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

We generally invoice subscription service renewals for 100% of the total contract value when the renewal contract is executed. Renewal fees are recognized ratably over the term of the renewal, which is typically one year. While most of our customers elect to renew their agreements, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to expiration. For these customers, we stop recognizing subscription revenues at the end of the current contract term, even though we may continue to provide services for a period of time until the renewal process is completed. Once the renewal is complete, we then recognize subscription revenues for the period between the expiration of the term of the agreement and the completion of the renewal process in the month in which the renewal is executed. If a customer declines to renew its subscription prior to the end of five years, then the remaining setup fees are immediately recognized.

Costs

Costs include the cost of revenues and charges for impairment of property and equipment.  Cost of revenues primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service application, costs related to operating our Incident Review Center (the “IRC”), providing remote and on-site customer support and maintenance and forensic services, certain personnel and related costs of operations, stock-based compensation and allocated overhead, which includes IT, facility and equipment depreciation costs.

Impairment of property and expense is attributable to our write off of the remaining book value for deployed equipment in Puerto Rico and the U.S. Virgin Islands that was presumed destroyed by the hurricanes in September 2017.

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Salaries, bonuses, stock-based compensation expense and other personnel costs are the most significant components of each of these expense categories. We include stock-based compensation expense incurred in connection with the grant of stock options and restricted stock units to the applicable operating expense category based on the equity award recipient’s functional area.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, and administrative personnel, legal, accounting and other professional services fees, other corporate expenses and allocated overhead. We have recently incurred additional expenses in expanding our operations and for our initial public offering of common stock (the “IPO”), and will continue to incur additional expenses as a public company, including increased personnel, legal, insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations.

In the near term, we expect our general and administrative expenses to increase significantly in absolute dollars as we grow our business, support our operations as a public company and increase our headcount.

Other Expense, Net

Other expense, net, consists primarily of interest expense on our outstanding debt, and losses from the remeasurement of our convertible preferred stock warrant liability and losses from early extinguishment of debt. The convertible preferred stock warrant liability was reclassified into additional paid-in capital upon our IPO and will no longer be remeasured at each balance sheet date.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2017

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended September 30, 2016 and 2017 (in thousands):

	Three Months Ended September 30,
		As a % of		As a % of	Change
	2016	Revenues	2017	Revenues	$	%
Revenues	$3,977	100%	$6,846	100%	$2,869	72%
Costs
Cost of revenues	2,400	60%	2,791	40%	391	16%
Impairment of property and equipment	—	—	666	10%	666	100%
Total costs	2,400	60%	3,457	50%	1,057	44%
Gross profit	1,577	40%	3,389	50%	1,812	115%
Operating expenses:
Sales and marketing	1,098	28%	1,792	26%	694	63%
Research and development	1,007	25%	1,063	16%	56	6%
General and administrative	568	14%	1,305	19%	737	130%
Total operating expenses	2,673	67%	4,160	61%	1,487	56%
Loss from operations	(1,096)	(28%)	(771)	(11%)	325	(30%)
Other expense, net	(443)	(11%)	(840)	(12%)	(397)	90%
Net loss	$(1,539)	(39%)	$(1,611)	(24%)	$(72)	5%

Revenues

The increase of $2.9 million was attributable to $2.0 million from new customers and expansions of existing customer coverage areas, and $0.9 million in accelerated revenue recognition of deferred setup fees relating to square miles that ceased to be “live” in Puerto Rico and the U.S. Virgin Islands during the three months ended September 30, 2017.

Costs

The increase of $1.1 million was due primarily to a $0.3 million increase in depreciation and telecommunications expenses associated with expansions in existing customer coverage areas, and a $0.7 million impairment charge to expense the remaining net book value of acoustic sensor networks in Puerto Rico and the U.S. Virgin Islands that were presumed destroyed by the hurricanes in September 2017.

Gross margin increased by 10 percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues, offset in part by the effect of the impairment charge described above.

Operating Expenses

Sales and Marketing Expense

The increase of $0.7 million was primarily due a $0.4 million increase in salaries, commissions and stock-based compensation expense associated with expansion of our sales, marketing and customer success organization, a $0.1 million increase in travel expense associated with the increase in personnel, and $0.1 million in bad debt expense during the three months ended September 30, 2017.

Research and Development Expense

The increase of $0.1 million was due primarily to an increase in personnel and recruiting expenses during to the hiring of new personnel during the three months ended September 30, 2017, offset in part by decreased consulting expenses related to the development of new variants of our sensors that were incurred in the prior year period.

General and Administrative Expense

The increase of $0.7 million was due to a $0.2 million increase in salaries, benefits and bonuses resulting from an increase in headcount, including the addition of our chief financial officer, a $0.1 million increase in cash and stock-based compensation for directors, a $0.2 million increase in legal and accounting fees, and a $0.1 million increase in director and officer insurance premiums.

Other Expense, Net

The increase of $0.4 million was due to $0.2 million in prepayment fees in connection with the early extinguishment of debt and the write-off of $0.3 million of unamortized debt issuance costs. This increase was offset by a $0.1 million increase in interest income due to higher cash balances during the three months ended September 30, 2017.

Comparison of Nine Months Ended September 30, 2016 and 2017

The following table sets forth our condensed consolidated statements of operations data for the nine months ended September 30, 2016 and 2017 (in thousands):

	Nine Months Ended September 30,
		As a % of		As a % of	Change
	2016	Revenues	2017	Revenues	$	%
Revenues	$10,956	100%	$17,244	100%	$6,288	57%
Costs
Cost of revenues	7,031	64%	8,154	47%	$1,123	16%
Impairment of property and equipment	—	—	666	4%	$666	100%
Total costs	7,031	64%	8,820	51%	1,789	25%
Gross profit	3,925	36%	8,424	49%	4,499	115%
Operating expenses:
Sales and marketing	3,434	31%	4,269	25%	835	24%
Research and development	3,193	29%	3,024	18%	(169)	(5%)
General and administrative	1,674	15%	3,206	19%	1,532	92%
Total operating expenses	8,301	76%	10,499	61%	2,198	26%
Loss from operations	(4,376)	(40%)	(2,075)	(12%)	2,301	(53%)
Other expense, net	(1,620)	(15%)	(5,402)	(31%)	(3,782)	233%
Net loss	$(5,996)	(55%)	$(7,477)	(43%)	$(1,481)	25%

Revenues

The increase of $6.3 million in revenues was attributable to $3.4 million from new customers and expansions of existing customer coverage areas, $2.6 million in from a full nine months of revenues from new customers and expansions that went live during 2016, $0.9 million in accelerated revenue recognition of deferred setup fees relating to square miles that ceased to be “live” in Puerto Rico and the U.S. Virgin Islands during the three months ended September 30, 2017, and $0.3 million in non-recurring engineering revenues associated with the development of a custom product for one customer.

Costs

The increase of $1.8 million in cost of revenues was due primarily to a $0.7 million impairment charge to expense the remaining net book value of acoustic sensor networks in Puerto Rico and the U.S. Virgin Islands that were presumed destroyed by hurricanes in September 2017, a $0.5 million increase in in personnel-related expenses primarily from higher bonus accruals and an increase in our operations headcount and a $0.4 million increase in depreciation expense for property and equipment related to customer installations, and a $0.1 million increase in operating costs, which includes costs incurred in providing remote and on-site customer support and maintenance services, and telecommunications expenses.

Gross margin increased by 13 percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues, offset in part by the effect of the impairment charge described above.

Operating Expenses

Sales and Marketing Expense

The increase of $0.8 million was attributable to a $0.7 million increase in salaries, commissions and stock-based compensation expense resulting expansion of our sales, marketing and customer success organization, a $0.2 million increase in travel expense associated with the increase in personnel, and $0.1 million in bad debt expense, offset in part by a $0.4 million decrease in third party commission paid during the nine months ended September 30, 2016.

Research and Development Expense

The decrease of $0.2 million in research and development expense was due to a $0.5 million decrease in expenses for the development of new variants of our sensors that were incurred in the prior year period, offset by a $0.3 million increase in personnel and recruiting expenses during to the hiring of new personnel during the nine months ended September 30, 2017.

General and Administrative Expense

The increase of $1.5 million was due primarily to a $0.4 million increase in personnel-related expenses due to an increase in headcount, including the addition of our chief financial officer, $0.3 million in higher bonus accruals, $0.4 million in higher professional fees, primarily in legal and audit fees, a $0.1 million increase in cash and stock-based compensation for directors, a $0.1 million increase in travel expenses, and a $0.1 million increase in director and officer insurance premiums.

Other Expense, Net

The increase of $3.8 million in other expense, net, was due to a $3.1 million increase in expense related to the  remeasurement of the preferred stock warrant liability due to a final remeasurement upon our IPO, $0.2 million in prepayment fees in connection with this early extinguishment of debt and the write-off of $0.3 million of unamortized debt issuance costs, and $0.3 million in increased interest expense due to additional $2.0 million in outstanding borrowings during 2017 and prior to the repayment of debt. This increase was offset by a $0.1 million increase in interest income due to higher cash balances during the nine months ended September 30, 2017.  See Note 3, Summary of Significant Accounting Policies, and Note 11, Convertible Preferred Stock Warrants and Common Stock Warrants, included in this Quarterly Report on Form 10-Q for details regarding the final remeasurement of the preferred stock warrant liability.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $19.3 million as of September 30, 2017.

In June 2017, we received net proceeds of $32.4 million after deducting underwriting warrant, discounts and commissions, from our IPO.

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

In September 2017, we voluntarily repaid our outstanding borrowing of $13.5 million under the 2015 Term Note. This resulted in a loss on early extinguishment of debt of $0.2 million for prepayment fees and other miscellaneous fees, and $0.3 million for the write-off of a portion of our unamortized debt issuance costs.

Credit Facility

Prior to the repayment of all our outstanding indebtedness under the 2015 Term Note in September 2017, we were a party to a Loan and Security Agreement with Orix Growth Capital, LLC, which allowed us to borrow up to $15.0 million. In September 2017, our credit facility with Orix Growth Capital, LLC was terminated in connection with such repayment.

Cash Flows

Comparison of the Nine Months Ended September 30, 2016 and 2017

The following table presents a summary of our cash flows for the nine months ended September 30, 2016 and 2017:

	Nine Months Ended
	September 30,
	2016	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,743	$1,560
Investing activities	(3,155)	(4,602)
Financing activities	2,004	18,430
Net change in cash and cash equivalents	$592	$15,388

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

Operating activities provided $1.7 million in the nine months ended September 30, 2016, primarily from net cash inflow from changes in operating assets and liabilities aggregating $5.1 million and non-cash items aggregating $2.7 million, partially offset by our net loss of $6.0 million. The change in operating assets and liabilities reflected an increase of $5.2 million in deferred revenue as a result of new customer contracts and contract renewals, $0.9 million increase in accrued expenses and other liabilities due primarily to an increase in bonus and commission accruals and $0.1 million increase in accounts payable due to timing of payments to our vendors, partially offset by an increase of $1.0 million in accounts receivable due to increase in billings from customers renewing their contracts during the period. Non-cash items reflected $1.9 million for depreciation and amortization of tangible and intangible assets, and $0.6 million from the remeasurement of the convertible preferred stock warrant liability.

Operating activities provided $1.6 million in the nine months ended September 30, 2017, primarily from non-cash items aggregating $7.7 million and net cash inflow from changes in operating assets and liabilities aggregating $1.3 million, partially offset by our net loss of $7.5 million. Non-cash items reflected $3.7 million from the remeasurement of the convertible preferred stock warrant liability and $2.3 million for depreciation and amortization of tangible and intangible assets. The change in operating assets and liabilities reflected an increase of $4.4 million in deferred revenue as a result of new customer contracts and renewals, an increase of $0.4 million in accounts payable due to timing of payments to our vendors, and an increase of $0.5 million in accrued expenses and other liabilities mainly due to increase in payroll liabilities, which was offset by an increase of $3.7 million in accounts receivable due to an increase in billings from customers during the period, and a decrease of $0.3 million in prepaid expenses and other assets, primarily amortization prepaid insurance and software licenses.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $3.2 million and $4.6 million in the nine months ended September 30, 2016 and 2017, respectively, primarily for property and equipment expenditures to install our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from our IPO, payments of initial public offering costs, borrowings under our term loan, and proceeds from the exercise of stock options, offset by payment of indebtedness, debt issuance and financing costs.

Financing activities provided $18.4 million in the nine months ended September 30, 2017, primarily from $32.4 million in net proceeds from our IPO and $1.5 million in borrowing under our 2015 Term Note (see Note 8, Financing Arrangements, for details regarding the 2015 Term Note), offset in part by $13.5 million in repayment of our 2015 Term Note and $1.9 million in payments for initial public offering costs.

Contractual Obligations and Commitments

There were no material changes during the nine months ended September 30, 2017 to the contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Prospectus. See Note 13, Commitments and Contingencies, to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding commitments.

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenue, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

There have been no significant or material changes in our critical accounting policies during the three and nine months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates” in the Prospectus.

Recently Adopted Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, to the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recently adopted accounting pronouncements.

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

There were no material changes in our market risk during the nine months ended September 30, 2017, compared to the market risk disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Qualitative and Quantitative Disclosures about Market Risk, of the Prospectus.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 6, 2017, three individuals, Ken Fisher, Kevin Baxter and Fred Holmes (the “Contractors”), filed a complaint with the Superior Court of California, County of Alameda, alleging breach of contract, a breach of the implied covenant of good faith and fair dealing and violation of Section 17200 et seq. of the California Business and Professions Code, purportedly predicated on an alleged breach of Section 10b-5 of the Securities Exchange Act of 1934, based on the Contractors’ claim that they were entitled to be granted options to purchase 350,000 shares of our common stock on the basis of a term sheet between us and the Contractors signed in July 2007.  The Contractors claim that our subsequent one-for-five and one-for-17 reverse stock splits should not apply to their option awards.  On the basis of their allegations, the Defendants have petitioned for approximately $6.5 million in damages and other costs and expenses, including attorneys’ fees.  We believe that the Contractors’ claims are without merit and intend to dispute them vigorously.

From time to time, we may become in involved in lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. While certain matters to which we are a party may specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.

An unfavorable outcome on any litigation matters could require us to pay substantial damages, or, in connection with any intellectual property infringement claims, could require us to pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on our business, operating results, financial condition and cash flows.

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes, before deciding whether to purchase shares of our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our previous Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.  If any of the following risks is realized, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. You should carefully consider these risk factors, together with all of the other information included in this report as well as our other publicly available filings with the SEC.

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

Our ability to increase revenues will depend in large part on our existing public safety solution customers renewing their annual subscriptions and expanding their mileage coverage. Most of our ShotSpotter Flex customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. If our existing customers do not renew their subscriptions, our revenues may decrease. However, some customers may choose to not renew or reduce their coverage. For example, as a result of widespread destruction caused by recent hurricanes in Puerto Rico and the U.S. Virgin Islands, we discontinued our service to our customers in coverage areas in those locations and we classified the contracts as expired because the customers were no longer live. The Housing Authority of Puerto Rico was historically one of our largest customers, and represented approximately 12% and 10% of our revenues for the year ended December 31, 2016 and the nine months ended September 30, 2017. We cannot be certain when or if our customers in Puerto Rico and the U.S. Virgin Islands will recover their infrastructure and become live customers again. If other existing customers do not choose to renew or expand their coverage areas, our revenues will not grow as we anticipate.

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

Additionally, events affecting our customers’ budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed.

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

Our business is dependent upon our ability to deploy and deliver our solutions, and the failure to meet our customers’ expectations could harm our reputation, which may have a material adverse effect on our business, operating results and financial condition.

Promoting and demonstrating the utility of our solutions as useful, reliable and important tools for law enforcement and security personnel is critical to the success of our business. Our ability to secure customer renewals and enter into new customer contracts is dependent on our reputation and our ability to deliver our solutions effectively. We believe that our reputation among police departments using ShotSpotter Flex is particularly important to our success. Our ability to meet customer expectations will depend on a wide range of factors, including:

•	our ability to continue to offer high-quality, innovative and accurate gunshot detection services;
•	our ability to maintain continuous monitoring during high outdoor-noise activity periods such as New Year’s Day, the Fourth of July and Cinco de Mayo;
•	our ability to maintain high customer satisfaction;

•	the perceived value and quality of our solutions;
•	differences in opinion regarding the metrics that measure the success of our solutions;
•	our ability to successfully communicate the unique value proposition of our solutions;
•	our ability to provide high-quality customer support;
•	any misuse or perceived misuse of our solutions;
•	interruptions, delays or attacks on our platform; and
•	litigation- or regulation-related developments.

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

We may be unable to continue delivery of our solutions due to natural disasters, power outages or other events impacting us or our customers, which could harm our operating results and financial condition.*

We recognize revenue on a subscription basis as our solutions are provided to our customers over time. If our services are disrupted due to natural disasters, power outages or other events that we cannot control, as recently happened when hurricanes hit Puerto Rico and the U.S. Virgin Islands, we may not be able to continue providing our solutions as expected.

When we stop providing coverage, we also stop recognizing revenues as a result of the affected subscription agreement. If we are forced to discontinue our services due to natural disasters, power outages and other events outside of our control, our revenues may decline, which would negatively impact our results of operations and financial condition.

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

Current or future economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, such as the devastation caused by the hurricanes in Puerto Rico, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

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

We have posted a net loss in each year since inception, including net losses of $1.5 million and $1.6 million during the three months ended September 30, 2016 and 2017, respectively, and $6.0 million and $7.5 million during the nine months ended September 30, 2016 and 2017, respectively. As of September 30, 2017, we had an accumulated deficit of $95.1 million. We are not certain whether or when we will obtain a high enough volume of sales of our solutions to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

If cities and other government entities increase their efforts to reduce gun violence or our solutions gain visibility in the market, companies could decide to enter into the public safety solution market and thereby increase the competition we face. In addition to other gunshot detection products, we also compete with other technologies and solutions targeting our public safety customers’ resources for law enforcement and crime prevention. Because there are several possible uses for these limited budgetary resources, if we are not able to compete successfully for these limited resources, our business may not grow as we expect, which could adversely impact our revenues and operating results.

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

Interruptions or delays in service from our third-party providers could impair our ability to make our solutions available to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenues.

We currently use third-party data center hosting facilities to host certain components of our solutions. Our operations depend, in part, on our third-party providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or communications failures, cyber incidents, criminal acts and similar events. In the event that any of our third-party facility arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience service interruptions in our solutions as well as delays and additional expenses in arranging new facilities and services. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, cyber incidents or other performance problems with our solutions could harm our reputation.

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

Our operations involve the storage and transmission of gunfire incident data, including date, time, address and GPS coordinates, occurring in our customer’s coverage area. Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance or criminal activity, could result in unauthorized access to, or loss or unauthorized disclosure of, this gunfire incident data, which could result in litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have been targeted. If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our gunfire incident data at risk and could in turn have an adverse effect on our business. In addition, such a violation could expose the locations of our sensors, including those sensors for which we obtained third-party consents that include confidentiality obligations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because such techniques change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to customer data or other sensitive information. Further, because of the nature of the services that we provide to our customers, we may be a unique target for attacks.

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

We offer customer support 24 hours a day, seven days a week, as well as training on best practices, forensic expertise and expert witness services. Providing these services requires that our personnel have specific experience, knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-quality customer support will increase as we expand our business and pursue new customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services or scale our services if our business grows. Increased customer demand for these services, without corresponding revenues, could increase our costs and harm our operating results. If we do not help our customers use applications within our solutions and provide effective ongoing support, our ability to sell additional applications to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

We rely on wireless carriers to provide access to wireless networks through which our acoustic sensors communicate with our cloud network and with which we provide our notification services to customers, and any interruption of such access would impair our business.

We rely on wireless carriers, mainly AT&T and Verizon, to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks. Any suspension or other interruption of services would adversely affect our ability to provide our services to our customers and may adversely affect our reputation. In addition, the terms of our agreements with these wireless carriers provide that either party can cancel or terminate the agreement for convenience with 90 days’ notice. If one of our wireless carriers were to terminate its agreement with us, we would need to source a different wireless carrier and/or modify our equipment during the notice period in order to minimize disruption in the performance of our solutions. Price increases or termination by our wireless carriers or changes to existing contract terms could have a material adverse effect on our business, operating results and financial condition.

Our reliance on wireless carriers will require updates to our technology, and making such updates could result in disruptions in our service or increase our costs of operations.

The majority of our installed ShotSpotter sensors use third-generation, or 3G, cellular communications and we will continue to deploy 3G enabled sensors in 2017. Certain wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. We will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services, the timing of which is uncertain. These sensor replacements will require significant capital expenditures and may also divert management’s attention and other important resources away from our customer service and sales efforts for new customers. We are currently developing a ShotSpotter sensor that will use fourth-generation (4G) Long-Term Evolution (LTE) wireless technology. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, operating results and financial condition could be materially and adversely affected.

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

Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, many of which are outside of our control, including:

•	the expansion or contraction of our customer base;
•	the renewal or nonrenewal of subscription agreements with, and expansion of coverage areas by, existing customers;
•	the size, timing and terms of our sales to both existing and new customers;
•	the introduction of products or services that may compete with us for the limited funds available to our customers, and changes in the cost of such products or services;
•	changes in our customers’ and potential customers’ budgets;
•	our ability to control costs, including our operating expenses;
•	our ability to hire, train and maintain our direct sales force;
•	the timing of satisfying revenue recognition criteria in connection with initial deployment and renewals;
•	fluctuations in our effective tax rate; and
•	general economic and political conditions, both domestically and internationally.

Any one of these or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

Our revenues are primarily generated from subscriptions to our solutions. With the exception of a small number of legacy customers, our customers do not have the right to take possession of our equipment or software platform. Revenues from subscriptions to our software platform is recognized ratably over the subscription period beginning on the date that the subscription is made available to the customer, which we refer to as the “go-live” date. Revenues from additional fees such as set-up and training is recognized ratably over the estimated customer life beginning on the go-live date. Our agreements with our customers typically range from one to five years. As a result, much of the revenues that we report in each quarter are attributable to agreements entered into during previous quarters. Consequently, a decline in sales, customer renewals or market acceptance of our solutions in any one quarter would not necessarily be fully reflected in the revenues in that quarter, and would negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers generally are recognized over the applicable agreement term. Our subscription-based approach may result in uneven recognition of revenues.

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

While most of our customers elect to renew their subscription agreements following the expiration of a term, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to such expiration. For these customers, we stop recognizing subscription revenues at the end of the current term, even though we may continue to provide services for a period of time while the renewal process is completed. Once the renewal is complete, we then recognize subscription revenues for the period between the expiration of the term of the agreement and the completion of the renewal process. As a result of the widespread destruction caused by recent hurricanes in Puerto Rico and the U.S. Virgin Islands, we discontinued our service to our customers in those service areas and classified the contracts as expired and stopped recognizing revenues. We cannot be certain when or if the affected customers will resume operations and renew their contracts.

The variation in the timeline for deploying our solutions and completing renewals may result in fluctuations in our revenues, which could cause our results to differ from projections. Additionally, while we generally invoice for 50% of the contract cost upon a customer’s go-live date, our cash flows may be volatile and will not match our revenue recognition.

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

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;
•	the availability of coverage by wireless carriers in international markets;
•	higher or more variable costs associated with wireless carriers and other service providers;
•	the need to offer customer support in various languages;
•	challenges in understanding and complying with local laws, regulations and customs in foreign jurisdictions;
•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and United Kingdom Bribery Act of 2010;
•	tariffs and other non-tariff barriers, such as quotas and local content rules;
•	more limited protection for our intellectual property in some countries;
•	adverse or uncertain tax consequences as a result of international operations;
•	currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
•	restrictions on the transfer of funds;
•	deterioration of political relations between the United States and other countries; and
•	political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.

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

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time, particularly with respect to software-as-a-service products like our solutions. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. If one or more jurisdictions were to assert that we have failed to collect taxes for sales of our solutions, we could face the possibility of tax assessments and audits. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales or otherwise harm our business and operating results.

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

We are currently facing a lawsuit from three former contractors who allege a breach of contract, claim that they are entitled to receive options to purchase shares of 350,000 shares of our common stock and petition for approximately $6.5 million in damages and other costs and expenses. Addressing this claim will require management attention and resources. While we intend to dispute these claims vigorously, we cannot provide assurance as to the outcome of this matter.

An unfavorable outcome on any litigation matters could require us to pay substantial damages, or, in connection with any intellectual property infringement claims, could require us to pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

Legislation known as the Hearing Protection Act, or the HPA, was introduced in the U.S. Congress in 2017 and later incorporated into the Sportsmen’s Heritage and Recreational Enhancement Act, or the SHARE Act. If adopted, such legislation would ease restrictions on the sale of suppressors designed to reduce the noise related to gunshots, and ultimately could lead to increased use of gun suppressors in urban gun crime. While our technology has captured gunshots fired with a suppressor in some cases, we currently do not warrant to our customers and have not yet formally tested our system to measure our detection rate of suppressed gunfire. We intend to do some targeted testing in the near future.  However, if an increase in the use of suppressors in urban gun crime were to impact the effectiveness of our solutions to the point that customers began to require us to warrant as to the detection of suppressed gunfire, we may be required to deploy our sensors at a greater density per square mile (and thereby increase operating costs) or make potentially costly modifications to our technology, either of which could harm our business. Even with these modifications, there is no guarantee that performance standards on suppressed gunfire will meet our current performance levels or be sufficient to prevent customer losses and associated financial results.

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

As of September 30, 2017, we had 30 U.S. patents directed to our technologies, as well as one granted patent in Israel. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license three other U.S. patents from one or more third parties. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively. Any of these results would adversely affect our business, operating results, financial condition and cash flows.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in June 2017 at a price of $11 per share, our stock price has ranged from an intraday low of $9.33 to an intraday high of $19.60 through November 6, 2017.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Approximately 6.3 million shares of our approximately 9.6 million shares outstanding as of September 30, 2017 are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for 180 days after the date of our IPO.  These restrictions will expire on December 4, 2017.

Additionally, approximately 5.0 million shares of our common stock as of September 30, 2017 will, after the expiration of the lock-up period specified above, have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. Shares of common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

We filed a registration statement on Form S-8 under the Securities Act to register the total number of shares of our common stock that may be issued under our equity incentive plans. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares of common stock or change their opinion of our shares of common stock, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We may invest or spend the proceeds of our IPO offering in ways with which you may not agree or in ways that may not yield a return.

We used $13.7 million of the net proceeds from our IPO during the quarter ending September 30, 2017 for the repayment of all of our outstanding indebtedness, including early termination fees. We currently intend to use the remaining net proceeds for working capital and general corporate purposes, including sales and marketing activities, general and administrative matters and capital expenditures. In addition, we may use a portion of the net proceeds from our IPO for the acquisition of, or strategic investment in, technologies, solutions or businesses that complement our business, although we have no present commitments or agreements to enter into any such acquisition or investment. Our management will have considerable discretion in the application of these remaining net proceeds, and you will not have the opportunity, to assess whether the proceeds are being used appropriately. Such proceeds may be used for purposes that do not increase the value of our business, which could cause the price of our common stock to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of (i) the last day of fiscal year 2022, (ii) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, or the Exchange Act. We cannot predict if investors will find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We incur substantial costs as a result of being a public company.

As a public company, we are incurring significant levels of legal, accounting, insurance and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources as compared to when we operated as a private company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional corporate employees to comply with these requirements, we may need to hire more corporate employees in the future or engage outside consultants, which would increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a result of disclosure of information in this report and in the filings that we are required to make as a public company, our business, operating results and financial condition have become more visible, which has resulted in, and may in the future result in threatened or actual litigation, including by competitors and other third parties. If any such claims are successful, our business, operating results and financial condition could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, operating results and financial condition.

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

Our directors, executive officers and holders of more than 5% of our common stock, certain of which are represented on our board of directors, together with their affiliates, beneficially own a significant portion of the voting power of our outstanding capital stock. As a result, these stockholders may be able to determine the outcome of matters submitted to our stockholders for approval. This ownership could affect the value of your shares of common stock by, for example, these stockholders electing to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination. This concentration of ownership may also adversely affect the market price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

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

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. Our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Item 2. Use of Proceeds

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

We used $13.7 million of the net proceeds from our initial public offering to repay our outstanding indebtedness of $13.5 million, including early termination fees of $0.2 million, during the quarter ending September 30, 2017.  The timing of this repayment in the third quarter of 2017 rather than immediately upon the completion of our IPO was intended to reduce prepayment penalties that would have otherwise been payable by us.

Item 5. Other information

On June 9, 2017, the Compensation Committee of our Board of Directors approved the payment of a discretionary bonus of $50,000 to Alan Stewart, our Chief Financial Officer, in connection with his efforts toward the successful completion of our IPO.

Item 6. Exhibits

A list of exhibits is set forth below.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017
10.1	ShotSpotter, Inc. Nonemployee Director Compensation Policy					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Extension Schema Document					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SHOTSPOTTER, INC.

Date: November 14, 2017	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: November 14, 2017	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer