Form 10-K
period 2017-12-31
SHOTSPOTTER, INC
filed 2018-03-28
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38107

ShotSpotter, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-0949915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7979 Gateway Blvd., Suite 210 Newark, California	94560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 794-3100

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.005 par value per share; Common Stock traded on the Nasdaq Capital Market.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐    NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a closing price of $12.79 per share of the Registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2017 was $63,340,096.

The number of shares of Registrant’s common stock outstanding as of March 21, 2018 was 10,312,702.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 29, 2018, are incorporated by reference into Part III of this Report.  Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2017.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections of this Annual Report on Form 10-K entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our ability to continue to increase revenues, secure customer renewals and expand coverage areas of existing public safety customers;
•	our ability to continue to add new customers for our public safety and security solutions;
•	the effects of increased competition as well as innovations by new and existing competitors in our market;
•	our ability to grow both domestically and internationally;
•	our ability to effectively manage or sustain our growth;
•	our ability to maintain, or strengthen awareness of, our solutions and our reputation;
•	potential acquisitions and integration of complementary business and technologies;
•	perceived or actual integrity, reliability, quality or compatibility problems with our solutions, including those related to unscheduled downtime or outages;
•	our ability to achieve and maintain service level standards (SLAs) in our customer contracts, including those SLAs we voluntarily increased in early 2018;
•	our reliance on third party providers to support our solutions;
•	statements regarding future revenues, hiring plans, expenses, capital expenditures, capital requirements and stock performance;
•	our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;
•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	our ability to maintain, protect and enhance our intellectual property;
•	costs associated with defending intellectual property infringement and other claims;
•	potential acquisitions and integration of complementary business and technologies; and
•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should refer to the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act do not protect any forward-looking statements that we make in connection with this offering. In addition, statements that state “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I.

Item 1. BUSINESS

Overview

We are the leader in gunshot detection solutions that help law enforcement officials and security personnel identify, locate and respond to gun violence. We offer our software solutions on a SaaS-based subscription model to customers around the world, with current customers located in the United States and South Africa. Our public safety solution, ShotSpotter Flex, is deployed in urban, high-crime areas to help deter gun violence by accurately detecting and locating gunshots and sending near real-time alerts to law enforcement. Our security solutions, SST SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure and transportation centers mitigate risk and enhance security by notifying authorities and first responders of an active-shooter event occurring in our deployment area almost immediately. The speed and accuracy of our solutions enable rapid response by law enforcement and security personnel, increase the chances of apprehending the shooter, aid in evidentiary collection and can serve as an overall deterrent.

Our solutions consist of our highly-specialized, cloud-based software integrated with our proprietary, internet-enabled sensors and communication networks. When a potential gunfire incident is detected by our sensors, our software analyzes and validates the data and precisely locates where the incident occurred. An alert containing a location on a map and critical information about the incident is transmitted directly to subscribing law enforcement or security personnel through any internet-connected computer and to iPhone® or Android mobile devices.

For gunshots occurring outdoors, our software transmits the validated sensor data along with a recorded digital file of the triggering sound to our Incident Review Center (“IRC”), where our trained acoustic experts are on duty 24 hours a day, seven days a week, 365 days a year to screen and confirm actual gunfire incidents. Our acoustic experts can supplement alerts with additional tactical information, such as the potential presence of multiple shooters or the use of high-capacity weapons. For outdoor gunshot incidents reviewed by our IRC, alerts are typically sent within 45 seconds of the gunfire incident.

We generate annual subscription revenues from the deployment of our public safety solution on a per-square-mile basis. As of December 31, 2017, we had 77 public safety customers with coverage areas of approximately 510 square miles in 88 cities and municipalities across the United States, including three of the ten largest cities in the United States. In 2014, we began selling two security solutions, SST SecureCampus and ShotSpotter SiteSecure, which are typically sold on a subscription basis, each with a customized deployment plan. As of December 31, 2017, we had seven security customers covering eight higher-education campuses, of which all customer solutions are fully deployed. SST SecureCampus and ShotSpotter SiteSecure are designed to detect either outdoor gunfire utilizing our outdoor sensors, or both indoor and outdoor gunfire utilizing a combination of our outdoor and indoor sensors. To date, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering has been limited. We expect future customer deployments for our security solutions to consist primarily of outdoor gunshot detection deployments. We are evaluating our options with regard to our indoor gunshot detection offering, which may include ceasing to offer indoor gunshot detection or partnering with an indoor gunshot detection solution provider. For the year ended December 31, 2017, substantially all of our revenues are attributable to customers based in the United States.

Our mission is to help prevent and reduce the societal costs of gun violence in order to create safer and more vibrant communities. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in our society.

Industry Background: The Problem of Gun Violence

According to the Federal Bureau of Investigation (the “FBI”), an estimated 1.2 million violent crimes occurred in the United States in 2015. Of those violent crimes, it is estimated that guns were used in approximately 330,000 incidents, including 71.5% of murders, 40.8% of robberies and 24.2% of aggravated assaults. A March 2016 report published by The American Journal of Medicine stated that the gun homicide rate in the United States is more than 25 times the average of other high-income countries.

There is a staggering economic cost associated with gun violence. A 2015 study commissioned by Mother Jones, an independent news organization, found that gun violence costs the American economy at least $229 billion every year, inclusive of $8.6 billion in direct expenses such as for emergency and medical care.

The Challenge of Urban Gun-Related Crime

The majority of urban gunfire goes unreported. A report published by The Brookings Institute analyzing data collected from our public safety solution and our customers suggests that approximately 90% of the gunshots detected by our public safety solution are not reported to 911 by residents. Even in the instances when 911 calls are made, the information reported by the caller is often incomplete or inaccurate as to the time and location of the gunshot. Furthermore, in many cases it is often difficult for the caller to authenticate the incident as gunfire. In addition, we believe that in communities plagued by gun violence, there is often a lack of trust between the community’s residents and its police force, which can exacerbate the underreporting of gunfire and create a vicious cycle of underreporting, lack of response and increased mistrust due to continued unaddressed gun violence in the community. When gunfire is not reported or is reported inaccurately, law enforcement and medical personnel cannot address injuries nor effectively investigate and solve related crimes or prevent future incidents.

The communities in which gun violence occurs suffer significant economic loss. A 2016 report by the Urban Institute, which studied the effect of gun violence in Minneapolis, Minnesota, Oakland, California and Washington, D.C., noted that the perceived risk of gun violence imposed heavy social, psychological and monetary damages in communities, including in the forms of fewer jobs and lower economic vitality. The study concluded:

•

In Minneapolis, one fewer gun homicide in a given year was statistically associated with the creation of 80 jobs and an additional $9.4 million in sales across all business establishments in the next year.

•	In Oakland, every additional gun homicide in a given year was statistically associated with five fewer job opportunities in contracting businesses in the next year.
•	In Washington, D.C., every additional gun homicide in a given year was statistically associated with two fewer retail and service establishments the next year.

In addition, several studies have suggested that property values are inversely correlated with violent crime. For example, the Center for American Progress conducted a study of changes in homicide incidents and housing prices in Boston, Massachusetts; Seattle, Washington; Chicago, Illinois; Philadelphia, Pennsylvania and Milwaukee, Wisconsin and found that a reduction in a given year of one homicide in a ZIP code causes a 1.5% increase in housing values in that same ZIP code the following year.

The Rise of Active-Shooter Events

In addition to the problem of localized, persistent gun violence, over the past several years there has been an increasing number of high-profile mass shootings and terror events. According to a 2016 report by the FBI, the number of active-shooter events in the United States in 2014 and 2015 was among the highest for any two-year average period in the preceding 16 years and nearly six times as many as the period between 2000 and 2001, the first two years that the FBI began tracking active-shooter events.

Unlike gunfire incidents occurring in high-crime areas, active-shooter events often result in a high volume of telephone reports to 911. However, each caller may provide untimely, inaccurate or incomplete information, causing confusion or delays in first responders’ ability to react quickly and accurately. Response time is critical as nearly 70% of active-shooter events last five minutes or less with over one third ending in two minutes or less according to a 2013 study conducted by the FBI of active-shooter events.

Our Market

We believe there is significant demand for advanced gunfire detection and location notification solutions that accurately and quickly report instances of gunfire, based on two primary use cases:

•	public safety—for domestic and international law enforcement serving communities plagued by persistent, localized gun violence, in order to identify, locate and deter gun violence; and
•

security—for law enforcement and security personnel serving universities, corporate campuses, key infrastructure, transportation centers and other areas in which authorities desire to prepare for and mitigate risks related to an active-shooter event.

Based on data from the 2015 FBI Uniform Crime Report, we estimate that the domestic market for our public safety solution consists of the approximately 1,400 cities that had four or more homicides per 100,000 residents in 2015. The Uniform Crime Report includes information reported directly to the FBI on a voluntary basis by 18,000 city, university and college, county, state, tribal and federal law enforcement agencies. We believe that four or more homicides per 100,000 residents represents a significant gun violence problem. We estimate that a customer in this market could invest an average of approximately $400,000 per year for our public safety solution.

Outside of the United States, we estimate that the market for our public safety solution includes approximately 200 cities in the European Union, Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. We estimate that a customer in this market could invest an average of approximately $750,000 per year for our public safety solution.

We estimate the average investment amounts for prospective customers based on our experience with existing customers, our anticipated demand for our solutions and the corresponding coverage areas that we expect prospective customers would elect to cover with our solutions.

Based on data made available by the National Center for Education Statistics and the Federal Aviation Administration, we believe that the domestic market for our security solutions includes approximately 5,000 college campuses and airports. We estimate that, on average, a customer in this market could invest approximately $100,000 per year for one of our security solutions. In addition, we believe that there exists a broader market for our security solutions that include, primarily the outdoor areas of college campuses and airports outside of the United States as well as large corporate campuses, train stations and other highly-trafficked areas worldwide.

The ShotSpotter Solutions

Our solutions consist of our highly-specialized, cloud-based software integrated with our proprietary, internet-enabled sensors and connected through third-party communication networks. We brand our solutions based on particular use cases and target customers as follows:

•

ShotSpotter Flex. ShotSpotter Flex, our public safety solution, serves cities and municipalities seeking to identify, locate and deter persistent, localized gun violence by incorporating a real-time gunshot detection system into their policing systems.

•

SST SecureCampus. SST SecureCampus helps the law enforcement and security personnel serving universities, colleges and other educational institutions mitigate risk and enhance security by notifying authorities and first responders of an active-shooter event almost immediately.

•

ShotSpotter SiteSecure. ShotSpotter SiteSecure is designed to serve customers such as corporations trying to safeguard their facilities and public agencies focused on protecting critical infrastructure, including train stations, airports and freeways.

ShotSpotter Flex is designed to detect outdoor gunfire only using our proprietary outdoor sensors. SST SecureCampus and ShotSpotter SiteSecure are designed to detect either outdoor gunfire utilizing outdoor sensors, or both indoor and outdoor gunfire utilizing a combination of our outdoor and indoor sensors. To date, while we have seen growing interest in all of our solutions, interest in the indoor gunshot detection offering has been limited. We expect future customer deployments for our security solutions to consist primarily of outdoor gunshot detection deployments. We are evaluating our options with regard to our indoor gunshot detection offering, which may include ceasing to offer indoor gunshot detection or partnering with an indoor gunshot detection solution provider.

When a potential gunfire incident is detected by our sensors, our software uses quantitative computational analysis and artificial intelligence methods to precisely locate and classify the sound. A digital alert containing map and location information about the incident is transmitted directly to subscribing law enforcement or security personnel through any internet-connected computer and to iPhone® or Android mobile devices.

For gunshots occurring outdoors, our software transmits the validated sensor data along with a recorded digital file of the triggering sound to our IRC, where our trained acoustic experts are on duty 24 hours a day, seven days a week, 365 days a year to screen and confirm actual gunfire incidents. Our acoustic experts can supplement alerts with additional tactical information, such as the potential presence of multiple shooters or the use of high-capacity weapons. For outdoor gunshot incidents reviewed by our IRC, alerts are typically sent within 45 seconds of the gunfire incident. For gunshots occurring indoors, our solutions are designed to automatically alert security personnel within ten seconds.

The key features of our solutions are:

•

Comprehensive Coverage. We believe that we sell the only public safety solution that provides comprehensive outdoor coverage for gunshot detection over large and complex acoustic environments. Our outdoor acoustic sensors are strategically placed in an array of 20 to 25 sensors per square mile and can easily be expanded to cover any size area. In addition to providing acoustic surveillance over wide areas, our solutions operate on a continuous basis—24 hours a day, seven days a week, 365 days a year—to provide immediate notification of gunfire at any time of day.

•

Real-Time, Precise Alerts. Our solutions typically notify users within 45 seconds of a gunshot, providing data on the time and location of the shooting and the number of shots fired. An alert is sent depicting a dot on a map that corresponds to a specific address or latitudinal and longitudinal coordinates (in the case of outdoor gunshots) or a floor plan (in the case of indoor gunshots). In addition, when shots are fired outside, our alerts provide valuable additional information about the scene of the incident, such as the potential presence of multiple shooters or the use of fully automatic and high-capacity weapons. This enhanced tactical awareness can help protect first responders in dangerous and unpredictable situations.

•

Forensically-Sound Data. Because our outdoor solutions provide an exact time, location and audio recording of a gunshot, we are able to provide authorities with critical evidence for investigations and prosecutions. Our detailed forensic reports, or DFRs, provide law enforcement and prosecutors with detailed, court-admissible audio and incident analyses. We also offer expert testimony to review details of the DFRs and technical expertise regarding our technology. During the year ended December 31, 2017, we completed 578 DFRs for outdoor gunshot incidents, and during 2017, our evidence was requested for use in approximately 96 federal and state cases, including 26 trials in which we provided expert witness testimony.

•

Annual Subscription to a Cloud-Based Solution. We provide our solutions as an annual subscription-based service in which we design, deploy, own, manage and maintain the acoustic sensors, host the software and gunshot data and operate our IRC with trained acoustic experts. Occasionally we receive customer requests for direct purchase of our sensors in conjunction with the purchase of our subscription service. We evaluate each of these requests on a case by case basis.

The key benefits provided by these features include:

•

Expedited Response to Gunfire. In 2017, we issued more than 99,000 gunshot alerts to our customers. In areas where gun violence is persistent, we believe most gunshots are not otherwise reported. Even when calls are made, many callers are unable to provide a location of the gunshot or other relevant details. Human response time to unfolding violence often delays calls for several minutes in circumstances where response time can be critical. By contrast, our solutions typically alert emergency dispatch centers and field personnel within 45 seconds of confirmed gunfire and provide an exact location, enabling them to respond faster and to a specific location. The ability to respond more quickly increases the chances of apprehending the shooter and assisting victims of violence, in addition to aiding in evidentiary collection.

•

Prevention and Deterrence of Gun Violence. We believe increasing the speed and accuracy of law enforcement responses to gunfire can act as a long-term deterrent that can decrease the overall prevalence of gunfire. We also believe that knowledge of the existence of our solutions may have a deterrent effect on localized gun violence. When elected officials and law enforcement have an enhanced awareness of gun violence activity and patterns, they have tools to facilitate a rapid and accurate response to gunfire incidents and improve relations between law enforcement and these communities, potentially increasing crime reporting and community cooperation with investigations, which can result in improved public safety.

•

Improved Community Relations and Collaboration. We believe that persistent gun violence limits the ability of police and other community leaders to serve their constituents and improve their communities. Many cities struggle to establish and foster a cooperative and trusting relationship between their police department and the communities they serve. Our public safety solution provides cities with the ability to react quickly to gun violence, thus providing the ability to improve their responses and residents’ perception of their responses. This provides our customers with the opportunity to foster improved community relations and collaboration with their residents.

•

Improved Police Officer Safety. We believe that our solutions provide additional and valuable information regarding gunshot incidents as the alerts we provide give additional insight and situational awareness, including, in the case shots fired outdoors, round count, potential multiple shooters and use of an automatic weapon, that allow the responders to be better prepared to respond appropriately.

•

Ease to procure and use. By delivering our solution as a cloud- and subscription-based service, our customers do not need to design, install or maintain their own complex infrastructure or hire or train acoustic experts to continuously manage such a solution. We offer consultative ongoing on-boarding, best practices and tactical training support to our customers to insure they derive the full value of implementing our solution.

•

Integration Capability. We can customize the integration of our solutions with existing customer systems, including video management systems, computer-aided dispatch, records management systems, video analytics, automated license plate number readers, camera management systems, crime analysis and statistics packages (including the COMPSTAT software tools commonly used by police departments) and common operating picture software. Interfacing with our alerts can enhance the effectiveness of these customer tools by providing information such as precise latitude and longitude (geolocation), timestamps, incident audio and situational context. For example, police in Minneapolis, Minnesota used our alerts to trigger video recordings of certain key intersections in high crime areas and capture the image of a suspect fleeing the scene of a shooting. Similarly, in Boston, Massachusetts, police correlate our data with surveillance cameras and parolee ankle bracelet tracking data to monitor parolees who may be violating parole terms by committing crimes or consorting with criminals.

•

Gun Violence Data Collection. We believe that we have amassed the world’s largest and most accurate collection of urban gunshot data. We provide our public safety customers with detailed gun crime pattern analysis for their coverage areas as well as access to additional data that can assist them with further analytics. This information provides an awareness of gunshot activity that may otherwise go unreported. For example, by collecting information regarding the time and location of otherwise unreported gunfire, our customers can become aware of patterns of violence in the community. This increased awareness can help our customers create policy, allocate appropriate resources and help to address pervasive problems in high gun-activity areas.

Our Strategy

We intend to drive growth in our business by continuing to build on our position as a leading provider of gunshot detection solutions. Key elements of our strategy include:

•

Accelerate Our Acquisition of Public Safety Customers. We believe that we are in the early stages of penetrating the markets for our public safety solution. We count law enforcement agencies in three of the ten largest U.S. cities among our public safety solution customers, all of which were added within the last four years. We expanded our direct sales force and customer success team in 2017 and intend to expend additional resources on our marketing efforts to accelerate growth in this market. Moreover, as we add new public safety customers, publicity and the number of potential references for our solutions increase, which results in our brand and our solutions becoming more well known. We intend to capitalize on this momentum to drive an increase in sales.

•

Further Penetrate Our Existing Customer Base. As customers realize the benefits of our solutions, we believe that we have a significant opportunity to increase the lifetime value of our customer relationships by expanding coverage within their communities. For example, of our 77 ShotSpotter Flex customers as of December 31, 2017, more than 40% have expanded their coverage areas from their original deployment areas by an average of eight square miles, and our overall revenue retention rate has been over 100% for each of 2017, 2016 and 2015.

•

Partner with “Smart Cities” Initiatives Providers. We believe that there is a significant opportunity to partner with providers of “Smart Cities” initiatives. For example, we have partnered with GE Current and Verizon to incorporate our solutions into intelligent street lights in areas not otherwise covered by our solutions. By incorporating our solutions into these initiatives, we believe we can increase our customer base, expand our footprint with those customers and deploy our solutions at a reduced cost to us. These partnerships provide new and incremental go-to market strategies we believe we can use to accelerate market penetration for our services over time.

•

Passionate Focus on Customer Success. Given the specialized nature of our market, a key component of our strategy is to maintain our passionate focus on customer success. We pride ourselves on our execution in customer on-boarding as well as ongoing consulting and customer support, all of which are critical to ensure not only high customer retention rates but new customer acquisitions. We implement our customer success initiative early in the sales process in order to ensure that we are aligned with the customer’s objectives and can positively impact their defined outcomes. We apply consultative best practices and policy development at the command staff level as well as tactical training for field patrol officers. All of our efforts are focused on driving positive measurable outcomes on gun violence reduction and prevention, which we believe will in turn attract new customers and drive an increase in sales.

•

Expand Our International Footprint. With only one current ShotSpotter Flex customer outside of the United States in South Africa, we believe that we have a significant opportunity to expand internationally. We estimate that the market outside the United States for our public safety solution includes approximately 200 cities in the European Union, Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. In addition, we believe that there is a market for our security solutions outside the United States that includes primarily the outdoor areas of college campuses and airports, as well as large corporate campuses, train stations and other highly-trafficked areas. We intend to invest in our international sales and marketing efforts to reach these customers.

•

Integrate with New Technologies that Enhance our Value. We believe that integrating our solutions with other tools and technologies enhances the value of our solutions to our customers. For example, our solutions can be used in connection with computer-aided dispatch systems, video surveillance cameras, National Integrated Ballistic Information Network(“NIBIN”), and automated license plate readers used by law enforcement to improve the effectiveness of police response and investigation efforts. We continue to evaluate new technologies that may integrate with our solutions to generate additional value for our customers.

•

Grow Our Security Business. In 2014, we expanded the market and use cases for our solution beyond the public safety market. For example, we have developed our SST SecureCampus solution for universities and other educational institutions. As of December 31, 2017, we had seven SST SecureCampus customers deployed at eight higher education campuses. We have also developed ShotSpotter SiteSecure for customers such as corporations trying to safeguard their facilities, and public agencies focused on protecting critical infrastructure, including train stations, airports and highways. With more than 5,000 target customers in the United States, we believe that these markets represent an opportunity for growth.

•

Maintain Our Leadership Profile in Gun Violence Prevention. We will continue to invest in improving our acoustic gunshot detection solutions, our sensors, our gunshot detection algorithms, the design and deployment of our network arrays, our mobile applications, and the integration of our platform with third-party technologies, to maintain our technology leadership position. In addition, we intend to leverage our extensive collection of gunfire data to better understand the facts, trends and circumstances surrounding gun activity in order to maintain our reputation as gun violence experts. In doing so, we hope to contribute to the efforts of the community at large to identify, locate and deter gun violence.

•

Extend our Platform of Services and the Value of our Data. We will continue to invest in research and development to leverage our large and growing database of impulsive acoustic events, which includes those from both gunfire and non-gunfire. We also intend to leverage third-party artificial intelligence (“AI”) and our own evolving cognitive and analytical applications to improve the efficiency of our solutions, which may include internal software applications, data analysis, event routing and customer outputs. Certain of these applications and outputs may expand the platform of services that we will be able to offer our customers.

•

Opportunistically Pursue Acquisitions. We may selectively pursue acquisitions of complementary businesses, technologies, and teams that would allow us to further penetrate new markets, extend our platform, extend the analytical capabilities of our expanding data set, and add features and functionalities to our solutions.

Our Integrated Platform

Our solutions provide for the complete integration of several complex components: intelligent sensors; networking infrastructure; and enterprise software and computing resources—in an easy-to-adopt and affordable annual subscription that eliminates the need for our customers to design, install or maintain their own complex infrastructure or hire or train acoustic experts to monitor continuously the solution.

We believe that offering each of our solutions as a service on an annual subscription basis is cost-effective, provides for more resilient, redundant infrastructure and significantly reduces friction during customer adoption by eliminating the complexity and front-loaded capital expenditure associated with perpetual licenses for on-site technology projects. Our sensors operate on machine-to-machine networks and, because we maintain thousands of live sensor connections, we are able to aggregate usage for all of our customers and negotiate lower rates from communications service providers than a single customer would likely be able to procure on their own.

We operate fully redundant data centers on both U.S. coasts, each of which has backup power supply, HVAC and internet connectivity. We are able to provide a level of 24/7/365 fault-tolerant hardware and network uptime that few of our customers could afford to procure or maintain on their own. In addition, we plan to augment our own private cloud-based infrastructure with a secure public cloud offering through a collaboration with Amazon Web Services.

Our Software

The heart of our solutions is our sophisticated and highly-specialized software. Our software analyzes audio signals for potential gunshots first in our intelligent sensors. Our sensor then filters out ambient background noise, such as traffic or wind, and looks for impulsive sounds characteristic of gunfire. If the sensor detects such an impulse, it extracts pulse features of the soundwave, such as sharpness, strength, duration, rise time and decay time. Then, the sensor sends these features to our cloud servers as part of a data packet that includes the location coordinates of the reporting sensor and the precise time-of-arrival and angle-of-arrival of the sound.

When the data reaches to our cloud servers, our software assesses whether three or more of our outdoor sensors detected the same sound impulse and, if so, multilaterates the location coordinates of the sound source based on the time of arrival and the angle of arrival of the sound. The software then verifies that the data is mathematically consistent with the sound having originated at a single location. The accuracy of the coordinates derived from our proprietary software is significantly improved when more than three sensors participate, as is typically the case. We deploy our sensor arrays such that, on average, eight sensors participate in the detection of a gunshot.

After the software determines the location of the sound source, the machine classifier algorithms analyze the pulse features to determine if the sound is likely to be gunfire. Our algorithms consider pulse features, the distance from the sound source, pattern matching and other heuristic methods to evaluate and classify the sound. The machine classifier is periodically trained and validated against a large database of known gunfire and other community sounds that are impulsive in nature. We continue to add new data to our machine learning database from the incidents reviewed by our acoustic experts in our IRC process. Classification continuously improves as the machine classifiers are re-trained using the expanded data set.

Once an outdoor incident is classified as likely gunfire, it is sent to the acoustic experts in our IRC for additional analysis and confirmation. Along with confirming an incident is gunfire, our acoustic experts also annotate the alerts with additional information that may be helpful to first responders, such as whether there are multiple shooters or if a high-capacity or fully automatic weapon is being used. The time from outdoor trigger-pull to a notification being sent to our customers is typically 45 seconds or less.

Compared to outdoor sensors, our indoor sensors are likely to be close to the shooting event and have a direct line of sight to the gunfire. Our indoor sensors therefore are designed to detect optical characteristics in the infrared spectrum of the gunfire muzzle flash, in addition to the acoustic characteristics of the muzzle blast, thereby significantly increasing the ability of machine classification. The location of indoor gunshots is determined by knowing the location of the installed sensors and time stamping the pulse arrival time. The sensor with the earliest time stamp determines the location of the shooter. Because the information from the acoustic and infrared transducers is sufficient to make a reliable computer classification of the sound as gunfire, indoor gunshot incidents are not reviewed by our IRC. In the case of an indoor gunshot, the time from trigger-pull to notification is typically less than ten seconds.

Incidents of suspected indoor gunfire automatically trigger emergency response notifications that are simultaneously delivered and made available online. Outdoor incident notifications are sent when the incident is confirmed as gunfire by one of our acoustic experts. Alerts are delivered by SMS text and push notifications and, in the case of outdoor gunfire, also through our mobile applications.

Our Intelligent Sensors

Our rugged gunshot detection sensor is an intelligent, internet-enabled device that is specially built to ignore ambient noise and respond to impulsive sounds, accurately time-stamping their arrival times. Advanced digital signal processing algorithms extract pulse features from the audio signal that, along with the time and angle of arrival of the sound, are sent to our servers where algorithms compute the location of the sound source.

Our sensors are designed and tested against international standards for installation in unprotected outdoor environments. Special consideration is given to minimize the sound of wind, rain and hail, which could otherwise limit the range of detection and produce false results. Environmental condition tests performed on the sensors include temperature cycling, temperature soak, shock, vibration, salt fog and moisture ingress protection.

For outdoor deployments, we typically design and deploy arrays of 20 to 25 sensors per square mile taking into consideration the unique acoustic environment in which we are deploying. The cumulative experience of deploying in various cities with different acoustic properties has provided a distinct advantage in tailoring our sensor arrays to perform at high levels. We have full telemetry to each sensor that provides detailed heartbeat data to our system to monitor each sensor’s health and availability. Sensor firmware is maintained with over-the-air updates. Because we purposely over-deploy our sensor arrays, multiple sensors can be offline at any given time without affecting the overall performance of the system.

To date, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering has been limited. We expect future customer deployments for our security solutions to consist primarily of outdoor gunshot detection deployments. We are evaluating our options with regard to our indoor gunshot detection offering, which may include ceasing to offer indoor gunshot detection or partnering with an indoor gunshot detection solution provider.

Our Incident Review Center

Our IRC operates 24 hours a day, seven days a week, 365 days a year. When a loud impulsive sound triggers enough of our outdoor sensors that an incident is detected and located, audio from the incident is sent to our IRC via secure, high-speed network connections for real-time confirmation. Within seconds of an incident, one of our acoustic experts analyzes audio data and recordings of the potential gunfire. When gunfire is confirmed, our IRC team sends an alert directly to emergency dispatch centers and field personnel through any computer or mobile device with access to the Internet. This process typically takes less than 45 seconds from the time of the gunshot. Alerts include:

•	the precise location of gunfire, including both latitude/longitude and street address;
•	the number and exact time of shots fired;
•	the number of shooters; and
•	if detectable, the use of fully automatic or high-capacity weapons.

Our IRC operates primarily out of our principal facilities in Newark, California and receives audio from incidents detected by our outdoor sensors regardless of where such incidents occur. Although our IRC currently operates at a single location, our trained personnel can perform IRC functions from any location that has a high-speed internet connection.

Our Alerts

Our alerts are delivered in the following forms:

ShotSpotter Dispatch

Our IRC sends real-time notifications of outdoor gunfire incidents to the ShotSpotter Dispatch application, which is the user interface designed for emergency dispatch centers. In addition, alerts can also be sent directly to field personnel using the ShotSpotter Respond application installed on computers in police cars.

Through the ShotSpotter applications, the alert provides the type of gunfire (single-round or multiple-round), a unique identification number (Flex ID number), a date and time of the muzzle blast (trigger time), nearest address of the location corresponding to the precise latitude and longitude of the gunfire, number of shots and police district and beat identification. The alert also includes an audio clip of the incident.

One of our acoustic experts may add other contextual information related to the incident such as the possibility of multiple shooters, high-capacity or fully automatic weapons, and the shooter’s location relative to a building (for example, in the front or back yard or in the street). An audit trail of the time the alert was published to and acknowledged by our customer is also contained in the report. Any notes added by 911 dispatchers are time- and date-stamped and indicate the operator’s identification.

ShotSpotter Respond

We also offer a robust mobile application, for customers using iPhone® and Android devices. This application allows field personnel to directly receive immediate alerts of outdoor gunshots and related critical information. The alert provides the type of gunfire (single-round or multiple-round), a unique identification number (Flex ID number), a date and time of the muzzle blast (trigger time), nearest address of the location of the gunfire, number of shots and police district and beat identification. The alert also includes an audio clip of the incident.

Respond
794 Green St
Metropolis A
DISMISS
TODAY
AREA
ROUNDS
DETAILS
17:02:43
Beat 3
7
794 Green St
2433 Fordham St
2360 Cooley Ave
325 Demeter St
24 HOURS
78 RESULTS
LIST
CLOSE UP
08:53
Green St
Green St
7
Google
794 Green St
Metropolis A
DETAILS
CLOSE UP
1:36
SST
Multiple_Gunshots - 2 rounds at : 1345 W Burleigh ,
Dismiss
Apple Watch®
iPhone® iOS
SAMSUNG
2:52 PM
Google
794 Green St
Metropolis A
STREET VIEW
SAMSUNG
Respond
Ravenswood Open Space Preserve
East Palo Alto
794 Green St
CRESCENT PARK
DUVENECK - ST. FRANCIS
COMMUNITY CENTER
Google
24 HOURS
78 RESULTS
SST Alert
Gunfire: 7 Rounds at 794 Green St, Metropolis A
Android Watch
Android

Real-time alert data with respect to indoor and outdoor gunshots can also be delivered to customers through email or SMS text messages.

Other Applications

Investigator Portal

All historical incident data in our database can be viewed, searched, sorted, and filtered using the Investigator Portal. The Investigator Portal can create reports for single incidents or groups of incidents. Parameters and filter settings may be used to select incidents grouped into a single report. Any predefined reports may be viewed on a monitor, printed, or exported to more usable formats.

Our platform enables users to create their own custom reports or otherwise analyze the data using standard off-the-shelf products. Because our system stores all incident details into a structured-query-language database, generating reports is relatively simple. The Investigator Portal also includes the ability to save audio clips to any recordable media.

Forensic Reports and Certified Expert Witness Services

Our gunshot data is also useful for detailed forensic analysis that helps reveal and clarify what actually occurred during a gunfire incident, including the identification of certain weapon types, the number and specific time of each individual round fired, the number of shooters involved and the changes in location and direction of shooters in motion. Because our solutions provide an exact time, location and audio recording of a gunshot, we are able to provide authorities with critical evidence for investigations and prosecutions. In addition to predefined and customer-generated reports, our experts can create a detailed forensic report of any single gunfire incident. These detailed forensic reports (“DFRs”), provide law enforcement and prosecutors with detailed, court-admissible audio and incident analyses. During the year ended December 31, 2017, we completed 578 DFRs for outdoor gunshot incidents. We believe that no other acoustic-based gunshot detection system has provided acceptable forensic evidence for use in a court of law.

As part of our solution, we also offer expert testimony to review details of the DFRs and technical expertise regarding our technology. Evidence captured by our ShotSpotter Flex solution, combined with testimony of our experts, has been successfully admitted in over 60 court cases across 14 states and in the District of Columbia. In four of those states—California, New York, Pennsylvania and Nebraska—our scientific technique was found to be admissible despite procedural challenges.

Deployment and Customer Success

When we deploy a new ShotSpotter Flex solution, we install our outdoor sensors in a specified coverage area according to our contract with the customer. As an initial step, we perform site surveys of the coverage area to design a sensor array, which is typically comprised of 20 to 25 sensors per square mile. We typically install sensors on the highest buildings in the area, but we may also use existing infrastructure assets such as light poles. Once permission for installation is obtained, we typically engage local electricians to install the sensors and perform required maintenance. Where permitted, we perform sensor calibration and quality validation testing to determine that the sensors are operational prior to “going live” with the customer.

Given the specialized nature of our market, a key component of our strategy is to maintain our passionate focus on customer success. We pride ourselves on our execution in customer on-boarding as well as ongoing consulting and customer support, all of which is critical to ensure not only high customer retention rates but new customer acquisitions. We implement our customer success initiative early in the sales process in order to ensure that we are aligned with the customer’s objectives and can positively impact their defined outcomes. For example, during deployment, our customer support team, consisting of experienced law enforcement professionals, provides on-site training to the customer’s officers, dispatchers and investigators, including training on how to use the solution and best practices for optimal results. We apply consultative best practices and policy development at the command staff level as well as tactical training for field patrol officers. All of our efforts are focused on driving positive measurable outcomes on gun violence reduction and prevention.

The Company recently voluntarily increased its service level agreement (the “SLA”) standards for gunshot detection from 80% to 90%. This change becomes effective upon contract execution for new customers or contract renewal for existing customers.

Our IRC and customer service organizations provide continuous outdoor incident classification and technical support 24 hours a day, seven days a week, 365 days a year. The nature of our outdoor incident classification process provides ongoing and significant touchpoints with our customers through our published alerts. We also interact with our customers through email, chat and telephone inquiries, and monitor our customers’ local news feeds and radio dispatch traffic in order to remain aware of their violence prevention activities.

Our customer success team is responsible for conducting periodic in-person account reviews that detail all aspects of the services provided, including outcomes generated and areas for future improvement. We believe that these account reviews, along with our formalized on-boarding customer success program, are largely responsible for our high net promoter score (“NPS”). We obtain our NPS by conducting surveys to measure customer loyalty and satisfaction. We believe a high NPS indicates a substantial competitive advantage in facilitating customer acquisition and retention and increases customer lifetime value.

Our Customers

As of December 31, 2017, we had active deployments of our solutions in more than 90 locations in the United States and South Africa, including 77 public safety customers in 88 cities and municipalities across the United States and South Africa and in three of the ten largest cities in the United States. Our largest customers of our public safety solution, measured by covered square miles, included: New York City, New York; Birmingham, Alabama; Chicago, Illinois; Washington, D.C.; Oakland and San Francisco, California. Of our 77 public safety customers, over 40% have expanded their coverage areas from their original deployment areas by an average of eight square miles, and our revenue retention rate has been over 100% for each of 2017, 2016 and 2015. Since transitioning our public safety business to the ShotSpotter Flex model in 2011, we have added 51 new ShotSpotter Flex customers, but only five such customers have terminated service. Our public safety solution covered approximately 510 square miles worldwide as of December 31, 2017, up from approximately 230 square miles as of the end of 2013. As of December 31, 2017, we also had seven security solutions customers covering eight education campuses. For the year ended December 31, 2015, no single customer accounted for 10% or more of our total revenue. Our two largest customers, the City of New York and Puerto Rico Housing Administration, each accounted for 12% of our total revenues for the year ended December 31, 2016, and 18% and 7%, respectively, of our total revenues for the year ended December 31, 2017. As a result of widespread destruction caused by hurricanes in the fall of 2017 in Puerto Rico and the U.S. Virgin Islands, in September 2017, we discontinued our service to our customers in those locations.

To date, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering has been limited. We expect future customer deployments for our security solutions to consist primarily of outdoor gunshot detection deployments. We are evaluating our options with regard to our indoor gunshot detection offering, which may include ceasing to offer indoor gunshot detection or partnering with an indoor gunshot detection solution provider.

Sales

We sell our solutions through our direct sales teams. Our sales teams focus on both new customer acquisition, customer renewal and coverage expansion. Our public safety solution sales team identifies communities with the opportunity to benefit from our solutions, communicates with key stakeholders, navigates the challenges associated with our customers’ complex funding and sales cycles, and establishes a foundation for a successful customer relationship. In addition, our sales team works with customers to identify and procure funds from alternate sources, including state and federal government grants. Our security solutions sales team focuses primarily on college and university campuses, typically with the head of campus security, but also by engaging with boards of regents, budget office personnel and other campus stakeholders. We intend to continue to invest in building a global sales organization as we further penetrate the market for ShotSpotter Flex and expand the customer base for our security solutions.

At times, we may sell our solutions through channel partners as part of “Smart Cities” initiatives. To help integrate our solutions with other services in this space and to take advantage of current and emerging technologies, we seek to enter into alliances with leading companies focused on such initiatives. For example, in early 2017 we entered into a partnership with GE Current to integrate our outdoor sensors, along with other technologies, into street lighting systems that help cities collect data and improve their operations. More recently, we entered into an agreement with Verizon to bring the ShotSpotter solution to cities by leveraging Verizon's Light Sensory Network, an IoT platform deployed on street lights. By integrating our solutions with GE Current’s and Verizon’s systems, we believe we will expand our coverage.

Marketing

We focus our marketing efforts on the strength of our ShotSpotter brand and the unique features and benefits of our ShotSpotter Flex, SST SecureCampus and ShotSpotter SiteSecure solutions.

We believe we benefit from significant public press. Our solutions and our company are frequently highlighted by television and print-based news media outlets as well as in several TV series. Our solutions have been featured in CNN, Huffington Post, Politico, the Washington Post, USA Today, New York Times, The Economist, Time Magazine, Wall Street Journal, The Boston Globe and Bloomberg, and has been highlighted in a recent Harvard Business School case study. Examples of our solutions have been shown in TV shows such as Bones, Castle, Chicago Med, Crime 360, Dr. Drew’s Lifechangers, Elementary and Person of Interest. We were mentioned over 27,800 times in print and broadcast media during 2015, 2016 and 2017 combined. This free public exposure generates market knowledge of our gunfire detection solutions and is a significant source of lead generation.

Our marketing programs are a significant additional source of lead generation. The efforts of our marketing team include email campaigns, webinars, conferences, branding, partnerships, product videos and social media. In 2017, we attended or sponsored more than 25 events and conferences, and engaged with over 1,000 mayors, elected and law enforcement officials and security personnel. We benefit from the endorsement of several U.S. mayors and police chiefs whose cities use our public safety solution.

Every year, we publish a National Gunfire Index Report. This report details a comprehensive analysis and overview of otherwise underreported instances of gun violence. We believe the data we collect and analyze is of value to law enforcement agencies, city leaders, researchers and the media and establish our Company as a thought leader in the area of gun violence prevention. We invite customers and potential customers to use this report as a data source to better understand gunfire trends in communities and see how shooting incidents in their communities compare to other cities that are also using our public safety solution.

Research and Development

We focus our research and development efforts on enhancing our advanced signal processing and classification algorithms, updating our sensor hardware technology, reducing manufacturing costs, developing mobile alert applications for our security solutions and integration with “smart cities” initiatives. As of December 31, 2017, we had 17 employees in our research and development organization. In addition, we engage in research and development activities with manufacturing partners and outsource certain activities to engineering firms to further supplement our internal team. Our research and development team is increasingly focused on exploring the use of our data sets to conduct cognitive analysis and artificial intelligence integration.

Competition

The markets for public safety and security solutions are highly fragmented and evolving. Whether installed in local communities, on critical infrastructure or on a campus, for a gunfire detection system to be effective, the protection zone must be comprehensive. We believe our gunshot detection solutions represent the most effective public safety and security solutions on the market.

We compete on the basis of a number of factors, including:

•	product functionality, including the ability to cover broad outdoor geographic spaces;
•	solution performance, including the rapid capture of multiple acoustic incidents and accuracy;
•	ease of implementation, use and maintenance;
•	total cost of ownership; and
•	customer support and customer success initiatives.

Public Safety Solution Competitors

Our ShotSpotter Flex solution is unique because it provides scalable wide area surveillance over large and geographically diverse areas, provides immediate and precise data on gunfire, helps communities define the scope of illegal gunfire, and provides cities with detailed forensic data for investigation, prosecution and analysis. While we are not aware of any direct competitors offering wide-area solutions comparable to ShotSpotter Flex, we believe the primary competitors in the broader gunfire detection space are Rafael Advanced Defense Systems Ltd., Raytheon Company, V5 Systems, Safety Dynamics, Inc. and Thales Group.

Most of these other outdoor solutions on the market offer limited scope point protection, also known as “counter-sniper systems.” These systems are designed primarily well for defined military or SWAT team applications, where the target is known in advance and it is possible to put a sensor directionally toward the target. However, urban areas and critical infrastructure require a wider system of protection that can cover a large area.

Although there are not direct competitors for our public safety solution of concern, we do compete with other possible uses of the limited funding available to our ShotSpotter Flex customers. Because law enforcement agencies or government entities have limited funds, they may have to choose among resources or solutions that help them to meet their overall mission. Accordingly, we compete not only with our customers’ internal budget decisions, but with numerous companies vying for these limited funds, including Everbridge, Inc. and Axon Enterprises, Inc., among others. We believe that in areas with significant levels of gun activity, ShotSpotter Flex is uniquely positioned to assist customers in interrupting, detecting and preventing gun violence.

Security Solutions Competitors

Our security solutions business operates in a highly competitive environment. In addition to other gunfire detection companies, we may face competition from companies offering alternative security technologies, such as video surveillance, access control, alarm and lighting systems. The direct competitors for security solutions include the Guardian system by Shooter Detection Systems LLC, SENTRI by Safety Dynamics Inc., V5 Systems and AmberBox, Inc. We believe none of our security solutions competitors is able to offer the comprehensive outdoor coverage we do.

To date, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering has been limited. We expect future customer deployments for our security solutions to consist primarily of outdoor gunshot detection deployments. We are evaluating our options with regard to our indoor gunshot detection offering, which may include ceasing to offer indoor gunshot detection or partnering with an indoor gunshot detection solution provider.

Intellectual Property

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws, and contractual protections in the United States and other jurisdictions.

As of December 31, 2017, we had 30 issued patents, 29 in the United States and one in Israel, as well as patent applications pending for examination in the United States, Europe, Brazil and Mexico.

The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023.

We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

Facilities

Our principal facilities consist of office space for our corporate headquarters in Newark, California, where we occupy approximately 12,020 square feet of space under a lease that expires in October 2021.

We lease our facilities and do not own any real property. We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Employees

As of December 31, 2017, we had 85 full-time and five part-time employees, of which 17 were in sales and marketing, 11 were in general and administrative functions, 17 in research and development and 45 in operations and customer support. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Segment and Geographic Information

Information about segment reporting and long-lived assets is set forth in Notes 3 of our Notes to Consolidated Financial Statements included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. There were no revenues generated outside of the United States in the year ended December 31, 2015. Total revenues generated outside the United States were derived from our customer located in South Africa and were $0.4 million and $0.8 million, in the years ended December 31, 2016 and 2017, respectively. Substantially all of our non-

monetary long-lived assets are located in the United States. For a discussion of risks related to our international operations, see the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K.

Corporate Information

We were formed as ShotSpotter, Inc., a California corporation, in 2001 and reincorporated as ShotSpotter, Inc., a Delaware corporation, in 2004. We run our operations through ShotSpotter, Inc. as well as through ShotSpotter (Pty) Ltd., our wholly-owned subsidiary based in South Africa. We also do business as “SST” pursuant to a registered trade name.

Our principal executive offices are located at 7979 Gateway Boulevard, Suite 210, Newark, California 94560 and our telephone number is (510) 794-3100. Our website address is www.shotspotter.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

ShotSpotter, SST, the ShotSpotter logo and other trade names, trademarks or service marks of ShotSpotter appearing in this Annual Report on Form 10-K are the property of ShotSpotter, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Where You Can Find More Information

You can read our SEC filings, including this Annual Report on Form 10-K, over the internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain copies of these documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

We are subject to the information reporting requirements of the Exchange Act, and we are required to file reports, proxy statements and other information with the SEC. These reports, proxy statements and other information are available for inspection and copying at the public reference room and website of the SEC referred to above. We also maintain a website at www.shotspotter.com, at which you may access these materials, free of charge, as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, before deciding whether to purchase shares of our common stock. If any of the following risks is realized, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K as well as our other publicly available filings with the SEC.

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

Our ability to increase revenues will depend in large part on our existing public safety solution customers renewing their annual subscriptions and expanding their mileage coverage. Most of our ShotSpotter Flex customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. If our existing customers do not renew their subscriptions, our revenues may decrease. However, some customers may choose to not renew or reduce their coverage. For example, as a result of widespread destruction caused by recent hurricanes in Puerto Rico and the U.S. Virgin Islands, in September 2017, we discontinued our service to our customers in coverage areas in those locations and we classified the contracts as expired because the customers were no longer live. The Housing Authority of Puerto Rico was historically one of our largest customers, and represented approximately 12% and 7% of our revenues for the years ended December 31, 2016 and 2017, respectively. We cannot be certain when or if our customers in Puerto Rico and the U.S. Virgin Islands will recover their infrastructure and become live customers again. If other existing customers do not choose to renew or expand their coverage areas, our revenues will not grow as we anticipate.

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

Part of our growth strategy depends on our ability to increase sales of our security solutions and add new customers for our public safety solution in markets outside of the United States. Any new market into which we attempt to sell our solutions may not be receptive. For example, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering has been limited. We expect future customer deployments for our security solutions to consist primarily of outdoor gunshot detection deployments. We are evaluating our options with regard to our indoor gunshot detection offering, which may include ceasing to offer indoor gunshot detection or partnering with an indoor gunshot detection solution provider.

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

Promoting and demonstrating the utility of our solutions as useful, reliable and important tools for law enforcement and security personnel is critical to the success of our business. Our ability to secure customer renewals and enter into new customer contracts is dependent on our reputation and our ability to deliver our solutions effectively. We believe that our reputation among police departments using ShotSpotter Flex is particularly important to our success. Our ability to meet customer expectations will depend on a wide range of factors, including:

•	our ability to continue to offer high-quality, innovative and accurate gunshot detection services;
•	our ability to maintain continuous monitoring during high outdoor-noise activity periods such as New Year’s Day, the Fourth of July and Cinco de Mayo;
•	our ability to maintain high customer satisfaction, including meeting our SLA standards;
•	the perceived value and quality of our solutions;
•	differences in opinion regarding the metrics that measure the success of our solutions;

•	our ability to successfully communicate the unique value proposition of our solutions;
•	our ability to provide high-quality customer support;
•	any misuse or perceived misuse of our solutions;
•	interruptions, delays or attacks on our platform;
•	litigation- or regulation-related developments; and
•	damage to or degradation of our sensors or sensor network by third parties.

Furthermore, negative publicity, whether or not justified, relating to events or activities attributable to us, our solutions, our employees, our partners or others associated with any of these parties, may tarnish our reputation. Damage to our reputation may reduce demand for our solutions and would likely have a material adverse effect on our business, operating results and financial condition. Moreover, any attempts to rebuild our reputation may be costly and time-consuming, and such efforts may not ultimately be successful.

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

In addition, IRC is located in a single facility. Although the functions of our IRC can be performed remotely, any interruption or delay in service from our IRC, such as from a communications or power outage, could limit our ability deliver our solutions. In addition, it may become increasingly difficult to maintain and improve the performance of our solutions, especially during peak usage times as the capacity of our IRC operations reaches its limits. If there is an interruption or delay in service from our IRC and a gunshot is detected but not reviewed in the allotted time, our software will send an alert directly to our customers. These automatic notifications, without the benefit of review by our IRC, may be more likely to result in customers receiving a false positive alert, which could cause our customers to divert resources unnecessarily. As a result, we could experience a decline in customer satisfaction with our solutions and our reputation and growth prospects could be harmed.

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

We rely on wireless carriers, mainly AT&T and Verizon, to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks. These wireless carriers perform routine maintenance and periodic software and firmware updates that may damage our sensors or make them inoperable. Any suspension or other interruption of services would adversely affect our ability to provide our services to our customers and may adversely affect our reputation. In addition, the terms of our agreements with these wireless carriers provide that either party can cancel or terminate the agreement for convenience with 90 days’ notice. If one of our wireless carriers were to terminate its agreement with us, we would need to source a different wireless carrier and/or modify our equipment during the notice period in order to minimize disruption in the performance of our solutions. Price increases or termination by our wireless carriers or changes to existing contract terms could have a material adverse effect on our business, operating results and financial condition.

We may be unable to continue delivery of our solutions due to natural disasters, power outages or other events impacting us or our customers, which could harm our operating results and financial condition.

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

We have posted a net loss in each year since inception, including net losses of $6.2 million, $6.9 million and $10.0 million during the years ended December 31, 2015, 2016 and 2017, respectively. As of December 31, 2017, we had an accumulated deficit of $97.6 million. We are not certain whether or when we will obtain a high enough volume of sales of our solutions to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

We intend to continue to make substantial investments to fund our business and support our growth. In addition, we may require additional funds to respond to business challenges, including the need to develop new features or enhance our solutions, improve our operating infrastructure or acquire or develop complementary businesses and technologies. As a result, in addition to the revenues we generate from our business and our existing cash balances, we may need to engage in additional equity or debt financings to provide the funds required for these and other business endeavors. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain such additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations, which may have a material adverse effect on our business, operating results, financial condition and prospects.

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

The market for security solutions for university campuses, corporate campuses and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence, in addition to indoor gunshot detection companies with which we compete. Because there are several possible uses of funds for campus security needs, we may face increased challenges in demonstrating or distinguishing the benefits of SST SecureCampus and ShotSpotter SiteSecure, our security solutions. In particular, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering has been limited. We expect future customer deployments for our security solutions to consist primarily of outdoor gunshot detection deployments. We are evaluating our options with regard to our indoor gunshot detection offering, which may include ceasing to offer indoor gunshot detection or partnering with an indoor gunshot detection solution provider.

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

Our operations involve the storage and transmission of gunfire incident data, including date, time, address and GPS coordinates, occurring in our customer’s coverage area. Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance or criminal activity, could result in unauthorized access to, or loss or unauthorized disclosure of, this gunfire incident data, which could result in litigation expenses or damages, indemnity and other contractual obligations and other possible liabilities, including but not limited to government fines and penalties and mitigation expenses, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have been targeted. If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our gunfire incident data at risk and could in turn have an adverse effect on our business. In addition, such a violation could expose the locations of our sensors, including those sensors for which we obtained third-party consents that include confidentiality obligations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because such techniques change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to customer data or other sensitive information. Further, because of the nature of the services that we provide to our customers, we may be a unique target for attacks.

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. In addition, some of our customers contractually require notification of any data security incident. Accordingly, security incidents experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. Further, the costs of compliance with notification laws and contractual obligations may be significant and any requirement that we provide such notifications as a result of an actual or alleged compromise could have a material and adverse effect on our business.

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

Our ShotSpotter Flex solution requires us to deploy ShotSpotter sensors in our customer coverage areas, which typically entails the installation of approximately 20 to 25 sensors per square mile. The ShotSpotter sensors are mounted on city facilities and third-party buildings, and occasionally on city or utility-owned light poles, and installing the sensors requires the consent of the property owners, which can be time-consuming to obtain and can delay deployment. Generally, we do not pay a site license fee in order to install our sensors, and our contractual agreements with these facility owners provide them the right to revoke permission to use their facility with notice of generally 60 days.

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

The majority of our installed ShotSpotter sensors use third-generation (“3G”), cellular communications and we will continue to deploy 3G enabled sensors in the future. Certain wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. We will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services, the timing of which is uncertain. These sensor replacements will require significant capital expenditures and may also divert management’s attention and other important resources away from our customer service and sales efforts for new customers. We are currently developing a ShotSpotter sensor that will use fourth-generation (4G) Long-Term Evolution (LTE) wireless technology. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, operating results and financial condition could be materially and adversely affected.

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

Our revenues are primarily generated from subscriptions to our solutions. With the exception of a small number of legacy customers, our customers do not have the right to take possession of our equipment or software platform. Revenues from subscriptions to our software platform is recognized ratably over the subscription period beginning on the date that the subscription is made available to the customer, which we refer to as the “go-live” date Historically, revenues from additional fees such as set-up and training was recognized ratably over the estimated customer life beginning on the go-live date. Beginning on January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the result of which, among other things, is that such additional fees will instead be recognized upon delivery.  For more information about ASC Topic 606, see Note 3 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K. Our agreements with our customers typically range from one to five years. As a result, much of the revenues that we report in each quarter are attributable to agreements entered into during previous quarters. Consequently, a decline in sales, customer renewals or market acceptance of our solutions in any one quarter would not necessarily be fully reflected in the revenues in that quarter, and would negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers generally are recognized over the applicable agreement term. Our subscription-based approach may result in uneven recognition of revenues.

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

We currently operate in a single location outside the United States. A key component to our business strategy is to expand our international operations to increase our revenues from customers outside of the United States as part of our growth strategy. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. In addition, we will need to invest time and resources in understanding the regulatory framework and political environments of our potential customers overseas in order to focus our sales efforts. Because such regulatory and political considerations are likely to vary across jurisdictions, this effort will require additional time and attention from our sales team and could lead to a sales cycle that is longer than our typical process for sales in the United States. We also may need to hire additional employees and otherwise invest in our international operations in order to reach new customers. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful.

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

Changes in tax laws or the adoption of other tax reform policies could materially affect our financial position and results of operations.

On December 22, 2017, the 2017 Tax Cut and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring our U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of our deferred tax assets and liabilities.  The one-time transition tax does not generate a tax liability as the deemed distribution is offset by tax attributes. The provisional amount related to the re-measurement of our deferred tax balance is a reduction of approximately $9.8 million. Due to the corresponding valuation allowance fully offsetting deferred taxes, there is no impact on our consolidated statements of operations.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax and deferred tax re-measurements to be incomplete.  Additional work will be necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. We expect to complete our analysis within the measurement period in accordance with SAB 118 and our analysis could result in subsequent adjustment to these amounts.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards (“NOLs”), of $80.2 million and $50.8 million, respectively, due to prior period losses, which expire in various years between 2018 through 2036, if not utilized. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state.

Additionally, the Tax Act changes our ability to utilize future NOL carryforwards. For NOL carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer's ability to utilize such carryforwards to 80% of taxable income. In addition, NOL carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOL carryforwards generated by us before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a 20-year carryforward period. However, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our ability to use NOL carryforwards generated after December 31, 2017, as well as the timing of any such use, and could seriously harm our business. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

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

We are currently facing a lawsuit from three former contractors who allege a breach of contract, conversion, unjust enrichment, promissory estoppel and other related claims that they are entitled to receive options to purchase shares of 350,000 shares of our common stock and have petitioned for “millions of dollars” in damages and other costs and expenses. Addressing this claim will require management attention and resources. While we believe these claims are without merit and are disputing them vigorously, we cannot provide assurance as to the outcome of this matter.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, many companies’ accounting disclosures are being subjected to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could impact our financial statements.

For example, in May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). We will adopt Topic 606 starting on January 1, 2018.  Changes to accounting principles or our accounting policies on our financial statements going forward are difficult to predict, could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, were we to change our critical accounting estimates, including the timing of recognition of subscription and professional services revenues and other revenue sources, our results of operations could be significantly impacted

Proposed legislation that would ease restrictions on the purchase of suppressors could impact our business.

Legislation known as the Hearing Protection Act (the “HPA”), was introduced in the U.S. Congress in 2017 and later incorporated into the Sportsmen’s Heritage and Recreational Enhancement Act (the “SHARE Act”). If adopted, such legislation would ease restrictions on the sale of suppressors designed to reduce the noise related to gunshots, and ultimately could lead to increased use of gun suppressors in urban gun crime. While our technology has captured gunshots fired with a suppressor in some cases, we currently do not warrant detection to our customers. While we have not formally tested our detection rate of suppressed gunfire on a wide-scale basis, we continue to evaluate our systems effectiveness at detecting suppressed gunfire on a selected basis. If an increase in the use of suppressors in urban gun crime were to impact the effectiveness of our solutions to the point that customers began to require us to warrant as to the detection of suppressed gunfire, we may be required to deploy our sensors at a greater density per square mile (and thereby increase operating costs) or make potentially costly modifications to our technology, either of which could harm our business. Even with these modifications, there is no guarantee that performance standards on suppressed gunfire will meet our current performance levels or be sufficient to prevent customer losses and associated financial results.

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

As of December 31, 2017, we had 29 U.S. patents directed to our technologies, as well as one granted patent in Israel. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license three other U.S. patents from one or more third parties. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, (“IPO”), in June 2017 at a price of $11.00 per share, our stock price has ranged from an intraday low of $9.33 to an intraday high of $23.97 through March 15, 2018.

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

Approximately 5.0 million shares of our common stock as of December 31, 2017 have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In addition, non-affiliates have the ability to sell shares of our common stock in the open market or through block trades without subject to volume restrictions under Rule 144 of the Securities Act. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock. In the event a large number of shares of common stock are sold in the public market, such share sales could reduce the trading price of our common stock.

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

We used $13.7 million of the net proceeds from our IPO during the year ended December 31, 2017 for the repayment of all of our outstanding indebtedness, including early termination fees. We are using and intend to continue to use the remaining net proceeds for working capital and general corporate purposes, including sales and marketing activities, general and administrative matters and capital expenditures. In addition, we may use a portion of the net proceeds we received from our IPO for the acquisition of, or strategic investment in, technologies, solutions or businesses that complement our business, although we currently have no present commitments or agreements to enter into any such acquisition or investment. Our management will have considerable discretion in the application of these remaining net proceeds, and you will not have the opportunity, to assess whether the proceeds are being used appropriately. Such proceeds may be used for purposes that do not increase the value of our business, which could cause the price of our common stock to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of (i) the last day of fiscal year 2022, (ii) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, or the Exchange Act. We cannot predict if investors will find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

Our principal facilities consist of office space for our corporate headquarters in Newark, California, where we occupy approximately 12,020 square feet of space under a lease that expires in October 2021.

We lease our facilities and do not own any real property. We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. LEGAL PROCEEDINGS

On November 6, 2017, three individuals, Ken Fisher, Kevin Baxter and Fred Holmes (the “Contractors”), filed a complaint with the Superior Court of California, County of Alameda, alleging breach of contract, a breach of the implied covenant of good faith and fair dealing and violation of Section 17200 et seq. of the California Business and Professions Code, purportedly predicated on an alleged breach of Section 10b-5 of the Securities Exchange Act of 1934.  The Contractors filed a First Amended Complaint on November 22, 2017, adding four more claims: anticipatory breach of contract, conversion, unjust enrichment, and promissory estoppel.  The Contractors then filed an "Amendment to Complaint" on December 8, 2017, which purported to dismiss their Section 17200 claim.  On March 2, 2018, the Contractors filed and served a Second Amended Complaint, which asserts claims for breach of contract, anticipatory breach of contract, breach of the implied covenant of good faith and fair dealing, and conversion.  The claims are all based on the Contractors’ assertion that they were entitled to be granted options to purchase 350,000 shares of our common stock on the basis of a term sheet between us and the Contractors signed in July 2007.  The Contractors claim that our subsequent one-for-five and one-for-17 reverse stock splits should not apply to their option awards.  On the basis of their allegations, the Contractors have petitioned for “millions of dollars” in damages and other costs and expenses, including attorneys’ fees.  We believe that the Contractors’ claims are without merit and are disputing them vigorously.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASER OF EQUITY SECURITIES.

Market Information of Common Stock

Our common stock has been listed on the Nasdaq Capital Market under the symbol “SSTI” since June 7, 2017. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $11.00 per share on June 7, 2017. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the Nasdaq Capital Market:

	High	Low
Second Quarter 2017 (from June 7, 2017)	$15.36	$11.61
Third Quarter 2017	$14.79	$9.33
Fourth Quarter 2017	$20.15	$12.56

On March 15, 2018, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $23.72 per share. As of March 27, 2018, we had approximately 117 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business and, therefore, we do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our future debt agreements, and other factors that our board of directors may deem relevant.

Sale of Unregistered Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

On October 10, 2017, we issued 6,822 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision.  The warrant had an exercise price of $5.8667 per share.  The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 10, 2017, we issued 352 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision.  The warrant had an exercise price of $5.8667 per share.  The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 11, 2017, we issued 29 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision.  The warrant had an exercise price of $5.8667 per share.  The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

We used $13.7 million of the net proceeds from our initial public offering to repay our outstanding indebtedness of $13.5 million, including early termination fees of $0.2 million, during the year ended December 31, 2017.

Item 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA.

The following selected consolidated financial data should be read together with our consolidated financial statements and related notes, as well as the information found under the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data as of and for the years ended December 31, 2015, 2016 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2015	2016	2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$11,791	$15,507	$23,763
Costs
Cost of revenues (1)	8,304	9,549	11,370
Impairment of property and equipment	—	—	793
Total costs	8,304	9,549	12,163
Gross profit	3,487	5,958	11,600

Operating expenses
Sales and marketing (1)	3,841	4,475	6,179
Research and development (1)	3,359	4,093	4,159
General and administrative (1)	1,807	2,362	5,595
Total operating expenses	9,007	10,930	15,933
Loss from operations	(5,520)	(4,972)	(4,333)
Other expense
Remeasurement of convertible preferred stock warrant liability	—	(524)	(3,725)
Loss on early extinguishment of debt	—	—	(479)
Interest expense, net	(643)	(1,317)	(1,114)
Other expense, net	(28)	(47)	(169)
Loss before income taxes	(6,191)	(6,860)	(9,820)
Provision for income taxes	—	—	160
Net loss	$(6,191)	$(6,860)	$(9,980)
Net loss per share, basic and diluted	$(3.99)	$(4.28)	$(1.61)
Weighted average shares used in computing net loss per share, basic and diluted	1,552,780	1,602,402	6,197,775

(1)	Includes stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
`	2015	2016	2017
	(in thousands)
Stock-based compensation expense:
Costs	$13	$11	$75
Sales and marketing	13	7	133
Research and development	32	18	69
General and administrative	79	47	351
Total stock-based compensation expense	$137	$83	$628
Depreciation and amortization expense:
Costs	$2,125	$2,462	$3,027
Sales and marketing	40	31	37
Research and development	53	39	35
General and administrative	46	19	22
Total depreciation and amortization expense	$2,264	$2,551	$3,121

	As of December 31,
	2016	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,865	$19,567
Accounts receivable	$2,410	$3,928
Deferred revenue, current and non-current	$13,975	$18,490
Working capital	$(8,353)	$3,142
Notes payable, current and non-current	$11,679	$—
Convertible preferred stock warrant liability	$1,875	$—
Total stockholders' (deficit) equity	$(57,206)	$12,162

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We generate annual subscription revenues from the deployment of our public safety solution on a per-square-mile basis. As of December 31, 2017, we had 77 public safety customers with coverage areas of approximately 510 square miles in 88 cities and municipalities across the United States and South Africa, including three of the ten largest cities in the United States.

As of December 31, 2017, we had seven security customers covering eight higher-education campuses. While we intend to continue to devote resources to increase sales of our SST SecureCampus and ShotSpotter SiteSecure Solutions, we expect that revenues from our ShotSpotter Flex solution will continue to comprise a substantial majority of our revenues going forward.

We enter into subscription agreements on a term basis that typically range from one to five years in duration, with the majority having a contract term of one year. Substantially all of our sales are to governmental agencies and universities which often undertake a prolonged contract evaluation process that affects the size or the timing of our sales contracts and may likewise increase our customer acquisition costs. For a discussion of the risks associated with our sales cycle, see risks entitled “Our sales cycle can be unpredictable, time-consuming and costly, and our inability to successfully complete sales could harm our business” and “Because we generally recognize our subscription revenues ratably over the term of our contract with a customer, fluctuations in sales will not be fully reflected in our operating results until future periods” in  Item 1A, Risk Factors, included in this Annual Report on Form 10-K.

We rely on a limited number of suppliers and contract manufacturers to produce components of our solutions. We have no long-term contracts with these manufacturers and purchase from them on a purchase-order basis. Our outsourced manufacturers generally procure the components directly from third-party suppliers. Although we use a limited number of suppliers and contract manufacturers, we believe that we could find alternate suppliers or manufacturers if circumstances required us to do so, in part because a significant portion of the components required by our solutions is available off the shelf. For a discussion of the risks associated with our limited number of suppliers, see risk entitled “We rely on a limited number of suppliers and contract manufacturers, and our proprietary ShotSpotter sensors are manufactured by a single contract manufacturer” in Item 1A, Risk Factors, included in this Annual Report on Form 10-K.

We generated revenues of $11.8 million, $15.5 million and $23.8 million for the years ended December 31, 2015, 2016 and 2017, respectively, a year-over-year increase of 32% and 53%. For 2015, 2016 and 2017, revenues from our ShotSpotter Flex public safety solution represented approximately 98%, 99% and 98% of total revenues, respectively. For the year ended December 31, 2015, no single customer accounted for 10% or more of our total revenue. Our two largest customers, the City of New York and Puerto Rico Housing Administration, each accounted for 12% of our total revenues for the year ended December 31, 2016, and 18% and 7%, respectively, of our total revenues for the year ended December 31, 2017.  A substantial majority of our revenues for the years ended December 31, 2015, 2016 and 2017 was derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands), and a small portion was derived from our customer in South Africa.

We have not yet achieved profitability and had net losses of $6.2 million, $6.9 million and $10.0 million for the years ended December 31, 2015, 2016 and 2017, respectively. Our accumulated deficit was $87.6 million and $97.6 million as of December 31, 2016 and 2017, respectively.

In September 2017, we used $13.7 million from the net proceeds of our initial public offering to voluntarily repay our outstanding indebtedness of $13.5 million and $0.2 million in prepayment fees under a promissory note (the “2015 Term Note”). In connection with this early extinguishment of debt, we wrote off $0.3 million of unamortized debt issuance costs.

During the years ended December 31, 2015, 2016 and the 2017, we went “live” on 34, 72 and 114 net new square miles of coverage, respectively.  In each case, the increase in coverage was achieved through a combination of new customers and expansions with existing customers and, in the case of year ended December 31, 2017, the 114 net new square miles includes the impact of a 33 coverage mile reduction as a result of our discontinuation in service of Puerto Rico and the U.S Virgin Islands due to the devastation caused by the recent hurricanes.

In connection with the cessation of our service with Puerto Rico and the U.S. Virgin Islands, we classified the contracts as expired, and stopped recognizing revenue and accelerated the deferred revenues related to setup fees under these contracts.

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for gunshot detection solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming and the fact that our typical sales cycle is often very long and can be costly. To combat these challenges, invest in research and development, increase awareness of our solutions, and hire additional sales representatives to drive sales in order to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion, particularly for our ShotSpotter Flex solution.

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

Initial Public Offering

In June 2017, we completed our IPO in which we sold 3,220,000 shares of our common stock at a price of $11.00 per share. We received net proceeds of $32.4 million, excluding underwriting discounts and commissions, which was recorded to additional paid-in capital. Our common stock commenced trading on the Nasdaq Capital Market on June 7, 2017 under the trading symbol “SSTI.”

As a result of the IPO:

•

all outstanding Series B-1 convertible preferred stock warrants were remeasured at fair value using the Black-Scholes model, resulting in a loss of $3.7 million, which was recorded in other expense, net.

•

the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital.  All preferred stock warrants were converted into common stock warrants. In addition, we issued to the lead underwriter in the IPO a warrant to purchase up to 84,000 shares of our common stock. See Note 13, Convertible Preferred Stock Warrants and Common Stock Warrants, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding the warrants.

•	all shares of the then-outstanding convertible preferred stock were converted into 4,689,753 shares of common stock. This resulted in a reclassification of $42.1 million to additional paid-in capital.
•	Offering costs incurred by us were approximately $1.9 million, excluding underwriting commissions and discounts, which was recorded to additional paid-in capital.

Key Business Metrics

We focus primarily on three key business metrics in order to measure our operational performance and inform strategic decisions. Revenue retention rate and sales and marketing spend per $1.00 of new annualized contract value are each calculated annually.  Net new “go-live” square miles is calculated on a quarterly basis. All of these metrics are delivered using internal data and may be calculated in a manner different than similar metrics used by other companies.

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Revenue retention rate	112%	127%	141%
Sales and marketing spend per $1.00 of new annualized contract value	$0.37	$0.28	$0.34
Net new "go-live" square miles	34	72	114

Revenue Retention Rate

We calculate our revenue retention rate for a period by dividing the (a) total revenues for such year from those customers who were customers during the corresponding prior year by (b) the total revenues from all customers in the corresponding prior year. For the purposes of calculating our revenue retention rate, we count as customers all entities with which we had contracts in the applicable year. Revenue retention rate for any given period does not include revenues attributable to customers first acquired during such period. We focus on our revenue retention rate because we believe that this metric provides insight into revenues related to and retention of existing customers. If our revenue retention rate for a year exceeds 100%, as it did in the years presented above, this indicates a low churn and means that the revenues retained during the year, including from customer expansions, more than offset the revenues that we lost from customers that did not renew their contracts during the year. As further evidence of our low churn, since transitioning our public safety business to the ShotSpotter Flex model in 2011, we have added 51 new ShotSpotter Flex customers, but only five such customers have terminated service. We measure revenue retention rate on an annual basis.

Sales and Marketing Spend per $1.00 of New Annualized Contract Value

We calculate sales and marketing spend as the total sales and marketing expense during a year divided by the first 12 months of contract value for contracts entered into during the same year. We use this metric to measure the efficiency of our sales and marketing efforts in acquiring customers, renewing customer contracts and expanding their coverage areas. We measure sales and marketing spend on an annual basis.

Net New “Go-Live” Miles

Net new “go-live” square miles represent the square miles covered by deployments that were formally approved by customers during the quarter, both from initial and expanded customer deployments, net of square miles that ceased to be “live” during the quarter due to customer cancellations. New square miles include deployed square miles that may have been sold, or booked, in prior quarters. We focus on net new “go-live” miles” as a key quarterly business metric to measure our operational performance and inform strategic decisions.

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

Impairment of property and expense is primarily attributable to our write-off of the remaining book value for deployed equipment in Puerto Rico and the U.S. Virgin Islands that was presumed destroyed by the hurricanes in September 2017.

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

We will continue to invest in research and development to leverage our large and growing database of acoustic events, which includes those from both gunfire and non-gunfire. We also intend to leverage third-party AI and our own evolving cognitive and analytical applications to improve the efficiency of our solutions, which may include internal software applications, data analysis, event routing and customer outputs. Certain of these applications and outputs may expand the platform of services that we will be able to offer our customers.

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

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2017

The following table sets forth our selected consolidated statements of operations data for the years ended December 31, 2016 and 2017 (in thousands):

		As a % of		As a % of	Change
	2016	Revenues	2017	Revenues	$	%
Revenues	$15,507	100%	$23,763	100%	$8,256	53%
Costs
Cost of revenues	9,549	62%	11,370	47%	1,821	19%
Impairment of property and equipment	—	—	793	3%	793	100%
Total costs	9,549	62%	12,163	51%	2,614	27%
Gross profit	5,958	38%	11,600	49%	5,642	95%
Operating expenses:
Sales and marketing	4,475	29%	6,179	26%	1,704	38%
Research and development	4,093	26%	4,159	18%	66	2%
General and administrative	2,362	15%	5,595	24%	3,233	137%
Total operating expenses	10,930	70%	15,933	67%	5,003	46%
Loss from operations	(4,972)	(32%)	(4,333)	(18%)	639	(13%)
Other expense, net	(1,888)	(12%)	(5,487)	(23%)	(3,599)	191%
Provision for income taxes	—	—	(160)	(1%)	(160)	(100%)
Net loss	$(6,860)	(44%)	$(9,980)	(42%)	$(3,120)	45%

Revenues

The increase of $8.3 million was primarily attributable to $5.9 million from new customers and expansions of existing customer coverage areas, $2.2 million from a full year of revenue from the customers who went live in 2016, and $0.9 million in accelerated revenue recognition of deferred setup fees relating to square miles that ceased to be live, primarily, in Puerto Rico and the U.S. Virgin Islands, offset by a decrease of $0.4 million from existing customers, due to non-renewing and late-renewing customers during the year ended December 31, 2017.

Costs

The increase of $2.6 million was due primarily to a $0.5 million increase in depreciation and telecommunications expenses associated with expansions in existing customer coverage areas, a $0.8 million impairment charge to expense the remaining net book value of acoustic sensor networks in Puerto Rico and the U.S. Virgin Islands that were presumed destroyed by the hurricanes in September 2017, and a $0.7 million increase in salaries expenses resulting from an increase in our headcount.

Gross margin increased by 11 percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues, offset in part by the effect of the impairment charge described above.

Operating Expenses

Sales and Marketing Expense

The increase of $1.7 million was primarily due a $1.4 million increase in salaries, commissions and stock-based compensation expense associated with expansion of our sales, marketing and customer success organization, a $0.3 million increase in travel expense associated with the increase in personnel, and $0.1 million in bad debt expense, offset by a decrease of $0.2 million in third party commissions paid for South Africa, during the year ended December 31, 2017.

Research and Development Expense

The increase of $0.1 million was due primarily to a $0.5 million increase in personnel and recruiting expenses during to the hiring of new personnel during the year ended December 31, 2017, offset in part by decreased consulting expenses of $0.4 million related to the development of new variants of our sensors that were incurred in the prior year.

General and Administrative Expense

The increase of $3.2 million was due to a $0.9 million increase in salaries, benefits and bonuses resulting from an increase in headcount, including the addition of our chief financial officer, a $0.4 million increase in cash and stock-based compensation for directors, a $1.5 million increase in legal, listing, and accounting expenses, and a $0.3 million increase in insurance premiums in the year ended December 31, 2017.

Other Expense, Net

The increase of $3.6 million was due to a $3.2 million increase in expense related to the remeasurement of the preferred stock warrant liability due to a final remeasurement upon our IPO, $0.2 million in prepayment fees in connection with the early extinguishment of debt and the write-off of $0.3 million of unamortized debt issuance costs. This increase was offset by a $0.2 million decrease in interest income due to termination of debt in the third quarter of 2017.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the year ended December 31, 2017, our provision for income taxes consists of the foreign taxes only.

Comparison of Years Ended December 31, 2015 and 2016

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2015 and 2016 (in thousands):

		As a % of		As a % of	Change
	2015	Revenues	2016	Revenues	$	%
Revenues	$11,791	100%	$15,507	100%	$3,716	32%
Costs
Cost of revenues	8,304	70%	9,549	62%	$1,245	15%
Impairment of property and equipment	—	—	—	0%	$—	100%
Total costs	8,304	70%	9,549	62%	1,245	15%
Gross profit	3,487	30%	5,958	38%	2,471	71%
Operating expenses:
Sales and marketing	3,841	33%	4,475	29%	634	17%
Research and development	3,359	28%	4,093	26%	734	22%
General and administrative	1,807	15%	2,362	15%	555	31%
Total operating expenses	9,007	76%	10,930	70%	1,923	21%
Loss from operations	(5,520)	(47%)	(4,972)	(32%)	548	(10%)
Other expense, net	(671)	(6%)	(1,888)	(12%)	(1,217)	181%
Net loss	$(6,191)	(53%)	$(6,860)	(44%)	$(669)	11%

Revenues

The increase of $3.7 million in revenues was primarily attributable to $2.2 million from expansions of existing customer coverage areas, $1.0 million of new customer solutions that went live during the period, and $1.0 million related primarily to revenues from customer solutions that went live in 2015 and for which we recognized the full year of revenues in 2016, offset by a decrease from existing customers of $0.3 million, due to non-renewing and late-renewing customers.

Costs

The 2016 increase in cost of revenues of $1.2 million that is attributable to a $0.5 million increase in salaries, benefits and bonuses, a $0.4 million increase in operating costs, which includes costs incurred in providing remote and on-site customer support and maintenance services, telecommunication expenses, infrastructure hosting for our service application and costs related to operating our IRC, and $0.3 million in increase depreciation expense for property and equipment related to customer installations.

Gross margin percentage for 2016 increased eight percentage points as certain costs of revenue are fixed and do not need to increase commensurate with revenue increases.

Operating Expenses

Sales and Marketing Expense

The 2016 increase in sales and marketing expense of $0.6 million consisted of $0.3 million in sales commissions, $0.2 million in salaries, benefits and bonuses, partly due to an increase in headcount, and $0.2 million in expenses for trade shows, conventions and conferences, and promotion costs.

Research and Development Expense

The 2016 increase in research and development expense of $0.7 million was primarily due to a $0.3 million increase in salaries, benefits and bonuses for research and development personnel, and a $0.4 million increase in consulting fees related to the development of our mobile applications and next-generation outdoor and indoor sensors.

General and Administrative Expense

The 2016 increase in general and administrative expense of $0.6 million was primarily due to a $0.3 million increase in salaries, benefits and bonuses due to an increase in headcount, and a $0.2 million in professional fees consisting primarily of consulting and legal fees.

Other Expense, Net

The 2016 increase in other expense, net, of $1.2 million was attributable to an increase in interest expense due under our term loan pursuant to the Orix Loan Agreement of $0.7 million as a result of the additional $2.0 million borrowed in 2016. In 2016, we also recognized a full year of interest expense for the $10 million 2015 Term Note that we executed in 2015. The 2016 increase was also attributable to a $0.5 million loss on the remeasurement of the convertible preferred stock warrant liability. See Note 8, Financing Arrangements, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our financing arrangements.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $19.6 million as of December 31, 2017.

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

Credit Facility

Prior to the repayment of all our outstanding indebtedness under the 2015 Term Note in September 2017, we were a party to a Loan and Security Agreement with Orix Growth Capital, LLC (the “Orix Loan Agreement”), which allowed us to borrow up to $15.0 million. In September 2017, our credit facility with Orix Growth Capital, LLC pursuant to the Orix Loan Agreement was terminated in connection with such repayment.

Cash Flows

Comparison of Years Ended December 31, 2015, 2016 and 2017

The following table presents a summary of our cash flows for the years ended December 31, 2015, 2016 and 2017:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,503)	$2,257	$3,387
Investing activities	(2,180)	(4,554)	(6,506)
Financing activities	8,646	2,008	18,751
Net change in cash and cash equivalents	$2,963	$(289)	$15,632

As of December 31, 2016, and 2017, $0.6 million and $1.0 million in cash was held by our consolidated foreign subsidiary. In the year ended December 31, 2017, we used $0.5 million of these funds to pay our U.S. parent company for services delivered in the year ended December 31, 2016 under an intercompany license agreement.

Operating Activities

For standard customer deployments, we typically achieve cashflow breakeven, on a direct variable cost-basis, in less than a year from the date of execution of the contract. Our net loss and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, sales and marketing expenses, and our ability to bill and collect in a timely manner.

Operating activities provided $2.3 million and $3.4 million in the years ended December 31, 2016 and 2017, respectively. The generation of cash for 2017 was primarily driven by changes in accounts receivable, accrued expenses and deferred revenue and offset by depreciation and amortization and remeasurement of warrant liability, partially offset by our net loss of $10.0 million.

Net cash used in operating activities for the year ended December 31, 2015 was $3.5 million compared to $2.3 million of net cash provided by operating activities for the year ended December 31, 2016. The generation of cash during the year ended December 31, 2016, was primarily from $5.8 million in cash provided as a result of changes in operating assets and liabilities, and non-cash charges aggregating $3.3 million which was offset by our net loss of $6.9 million.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $2.2 million, $4.6 million and $6.5 million in the years ended December 31, 2015, 2016 and 2017, respectively, primarily for property and equipment expenditures to install our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from our IPO, borrowings under our term loan pursuant to the Orix Loan Agreement, and proceeds from the exercise of stock options, offset by payment of indebtedness, debt issuance and financing costs.

Financing activities provided $18.8 million in the year ended December 31, 2017, primarily from $32.4 million in net proceeds, excluding underwriting discounts and commissions, from our IPO and $1.5 million in borrowing under our 2015 Term Note (see Note 8, Financing Arrangements, to our consolidated financial statements included elsewhere in this Annual Report in Form 10-K, for details regarding the 2015 Term Note), offset in part by $13.5 million in repayment of our 2015 Term Note and $1.9 million in payments for costs associated with our IPO.

Financing activities provided $2.0 million in cash primarily from proceeds from our term loan pursuant to the Orix Loan Agreement of $2.0 million in the year ended December 31, 2016. For the year ended December 31, 2015, financing activities provided $8.6 million in cash primarily from proceeds from our Orix Loan Agreement, and issuance of convertible preferred stock totaling of $13.9 million, offset by repayment of our East West Bank term note and line of credit totaling $5.0 million.

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations as of December 31, 2017.

	Less than	1 to	3 to	More than
	1 Year	3 Years	5 Years	5 Years	Total
	(in thousands)
Operating lease (1)	$336	$1,008	$—	$—	$1,344

(1) Operating lease payments include total future minimum rent payments under a non-cancelable operating lease agreement as described in Note 16, Commitments and Contingencies.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the actions under the contracts. The table does not include purchase obligations that we can cancel without a significant penalty. These purchase obligations are cancellable at any time, however, we may be required to pay costs incurred through the cancellation date. Historically, we have rarely cancelled these agreements.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (‘GAAP”). The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenues, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 3, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies.

Revenue Recognition — Through the year ended December 31, 2017 we recognize revenues in accordance with ASC 605, Revenue Recognition, and, accordingly, when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the sales price is fixed or determinable; and (iv) collection of the related receivable is reasonably assured. These criteria are met when the subscription service is fully operational and is ready to go live; that is, when the customer has acknowledged the completion of all the deliverables in the signed acceptance form. The contractual terms of the subscription contracts are generally one to five years. Additionally, if an agreement contains non-standard acceptance or requires non-standard performance criteria to be met, we defer revenues until revenue recognition conditions are satisfied. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability of an arrangement based on a number of factors, including past collection history with the customer and creditworthiness of the customer. Our contracts are typically non-cancelable without cause.

We derive revenues from contracts with multiple deliverables, primarily from fees from the sale of subscriptions in which gunshot data generated by our sensors and software is provided to customers through a cloud-based hosting application for a specified term. These service arrangements do not provide the customer with the right to take possession of the hardware or software at any time. Therefore, these arrangements are treated as service agreements, and such arrangements are accounted for as subscriptions. Our contracts with customers include the delivery of setup services, which includes the setup of our sensors in the customer’s coverage areas and other services including training and third-party integration licenses. We have concluded that setup fees do not meet the criteria to be accounted as separate units of accounting because such setup services do not have value on a standalone basis from the subscription service. These setup fees are recognized ratably, on a straight-line basis, over the estimated customer life of five years. If a customer declines to renew its subscription prior to the end of five years, then the remaining setup fees are immediately recognized.

Our subscription service revenues are primarily based upon contractual terms for the services involved, which were recognized on a ratable basis over the term of the contract beginning with the month in which the subscription service is fully operational, and ready to go live.

We generally invoice customers for 50% of the total contract value when the contract is signed and for the remaining 50% when the subscription service is fully operational, and ready to go live. All revenues billed in advance of services being delivered were recorded in deferred revenue. For our public safety solution, our pricing model is based on an annual per-square-mile basis. For our security solutions, our pricing model is based on a customized deployment plan. Starting on January 1, 2018, we will recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers as described elsewhere on this Annual Report on Form 10-K.

Deferred Revenue — Deferred revenue consisted substantially of amounts billed or payments received in advance of revenue recognition from our subscription services, as described above. Once all revenue recognition criteria have been met, the deferred revenue is recognized. The current portion of deferred revenue represents the unearned revenues that have been collected in advance that will be earned and recognized within 12 months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenues that will be earned after 12 months from the balance sheet date.

Convertible Preferred Stock Warrant Liability — Warrants to purchase shares of convertible preferred stock are classified as liabilities on the consolidated balance sheet at fair value upon issuance because the underlying shares of convertible preferred stock are redeemable at the option of the holders upon the occurrence of certain deemed liquidation events considered not solely within our control, which may therefore obligate us to transfer assets at some point in the future. The convertible preferred stock warrants are subject to remeasurement to fair value at each balance sheet date and any change in fair value is recognized as a component of other expense, net in the consolidated statement of operations. The liability is adjusted for changes in fair value until the earlier of the exercise of expiration of the warrants, or the completion of a deemed liquidation event. The convertible preferred stock warrant liabilities increase or decrease each period based on the fluctuations of the fair value of the underlying security. The liability was reclassified to additional paid-in-capital upon the closing of our IPO in June 2017.

Stock-Based Compensation — We recognize stock-based compensation expense for stock-based compensation awards granted to our employees, directors, and consultants that can be settled in shares of our common stock. Compensation expense for stock-based compensation awards granted is based on the grant date fair value estimate for each award as determined by our board of directors. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years.

Restricted stock unit awards are valued using the last reported stock price on the date of grant.

We estimate the fair value of stock option awards at the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. The fair values generated by the model may not be indicative of the actual fair values of our awards as it does not consider other factors important to those stock-based payment awards, such as continued employment, periodic vesting requirements and limited transferability.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which require all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allow companies to recognize forfeitures of awards as they occur, and require companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The method of adoption varies with the different aspects of the ASU. We adopted this ASU as of January 1, 2017. The adoption of this ASU did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). This standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard will replace most existing revenue recognition guidance under GAAP.   Topic 606 requires an assessment whether the subscription and setup services included in the contractual arrangements are distinct in the context of the subscription contract or whether they are considered highly interrelated and represent a single combined performance obligation that should be recognized ratably over time. The actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms, which could vary in some instances.  We will adopt this standard effective January 1, 2018 on a modified retrospective basis and apply the new standard only to contracts that are not completed contracts at January 1, 2018. We will continue to assess the impact of Topic 606 on our consolidated financial statements.

We have historically recognized revenue related to setup fees, including training and license to integrate with third-party applications, ratably over five years. Under the new standard of Topic 606, revenue allocable to training and licenses to integrate will be recognized upon delivery and the remaining setup fees will be recognized over three years.  The new standard will also impact our determination of standalone selling prices, which will impact the allocation of transaction price to each performance obligation, thereby impacting the timing of revenue recognition depending on when each performance obligation is recognized.

Topic 606 also requires the capitalization of certain incremental costs of obtaining a contract, which will impact the period in which we record our sales commissions expense. We have historically recognized sales commissions expense upfront. Under the new standard, we are required to recognize these expenses consistently with the transfer of goods or services. This will result in a deferral of some sales commission costs. We will amortize these deferred costs on a straight-line basis over five years.

In February 2016, the FASB issued ASU 2016-02, Leases. This standard requires all entities that lease assets with terms of more than 12 months to capitalize the assets and related liabilities on the balance sheet. The standard is effective for us as of January 1, 2019 and requires the use of a modified retrospective transition approach for its adoption. We are currently evaluating the effect ASU 2016-02 will have on our consolidated financial statements and related disclosures. We expect the asset leased under our operating lease for our corporate headquarters office will be capitalized on the balance sheet upon the adoption of ASU 2016-02.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This standard addresses eight specific cash flow issues in an effort to reduce diversity in practice. ASU 2016-15 is effective for us as of January 1, 2018. Early adoption is permitted. We do not expect adoption to have a material impact on our consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires entities to recognize the income tax impact of an intra-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings. ASU 2016-16 is effective for us as of January 1, 2018. Early adoption is permitted. We do not expect adoption of ASU 2016-16 to have any impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for us as of January 1, 2018. Early adoption is permitted, including adoption in an interim period as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. We do not expect the adoption of ASU 2016-18 to have an impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This standard amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation—Stock Compensation. ASU 2017-09 is effective for us as of January 1, 2018. We do not expect adoption of ASU 2017-09 to have any impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of ASU 2017-11 are effective for us as of January 1, 2019. The amendments in Part II of ASU 2017-11 replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of ASU 2017-11 do not require any transition guidance. We are currently evaluating the effect ASU 2017-11 will have on our consolidated financial statements.

Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash includes cash in readily available checking and money market accounts. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash of $19.6 million as of December 31, 2017, which consists entirely of bank deposits. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally the South African Rand. Movements in foreign currencies in which we transact business could significantly affect future net earnings. For example, if the average value of the South African Rand had been 10% higher relative to the U.S. dollar during 2016 or 2017, it would not have resulted in a significant impact to our results of operations for the years ended December 31, 2016 or 2017. We did not have any foreign currency risk prior to 2016. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ShotSpotter, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ShotSpotter, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2016.

Minneapolis, Minnesota

March 28, 2018

ShotSpotter, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2017
Assets
Current assets
Cash and cash equivalents	$3,865	$19,567
Accounts receivable	2,410	3,928
Prepaid expenses and other current assets	567	839
Restricted cash	30	30
Total current assets	6,872	24,364
Property and equipment, net	8,959	11,596
Intangible assets, net	66	95
Other assets	220	143
Total assets	$16,117	$36,198
Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$1,336	$1,627
Deferred revenue, short-term	10,863	15,780
Accrued expenses and other current liabilities	2,359	3,815
Notes payable, net of current maturities	667	—
Total current liabilities	15,225	21,222
Notes payable, net of current maturities and unamortized debt issuance costs	11,012	—
Convertible preferred stock warrant liability	1,875	—
Deferred revenue, long-term	3,112	2,710
Other liabilities	24	104
Total liabilities	31,248	24,036
Commitments and contingencies (Note 16)
Series B-1 convertible preferred stock: $0.005 par value; 4,773,000 shares authorized; 3,848,023 shares issued and outstanding as of December 31, 2016 and aggregate liquidation preference of $22,575 as of December 31, 2016; no shares issued and outstanding as of December 31, 2017	22,075	—
Series A-2 convertible preferred stock: $0.005 par value; 1,177,000 shares authorized; 1,176,423 shares issued and outstanding as of December 31, 2016 and aggregate liquidation preference of $20,000 as of December 31, 2016; no shares issued and outstanding as of December 31, 2017	20,000	—
Stockholders' (deficit) equity:
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and 2017	—	—
Common stock: $0.005 par value; 8,000,000 and 500,000,000 shares authorized; 1,616,996 and 9,827,129 shares issued and outstanding as of December 31, 2016 and 2017, respectively	8	48
Additional paid-in capital	30,403	109,708
Accumulated deficit	(87,615)	(97,595)
Accumulated other comprehensive income (loss)	(2)	1
Total stockholders' (deficit) equity	(57,206)	12,162
Total liabilities and stockholders' (deficit) equity	$16,117	$36,198

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2016	2017
Revenues	$11,791	$15,507	$23,763
Costs
Cost of revenues	8,304	9,549	11,370
Impairment of property and equipment	—	—	793
Total costs	8,304	9,549	12,163
Gross profit	3,487	5,958	11,600

Operating expenses
Sales and marketing	3,841	4,475	6,179
Research and development	3,359	4,093	4,159
General and administrative	1,807	2,362	5,595
Total operating expenses	9,007	10,930	15,933
Operating loss	(5,520)	(4,972)	(4,333)
Other expense, net
Remeasurement of convertible preferred stock warrant liability	—	(524)	(3,725)
Loss on early extinguishment of debt	—	—	(479)
Interest expense, net	(643)	(1,317)	(1,114)
Other expense, net	(28)	(47)	(169)
Total other expense, net	(671)	(1,888)	(5,487)
Loss before income taxes	(6,191)	(6,860)	(9,820)
Provision for income taxes	—	—	160
Net loss	$(6,191)	$(6,860)	$(9,980)
Net loss per share, basic and diluted	$(3.99)	$(4.28)	$(1.61)
Weighted average shares used in computing net loss per share, basic and diluted	1,552,780	1,602,402	6,197,775

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2015	2016	2017
Net loss	$(6,191)	$(6,860)	$(9,980)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(2)	3
Comprehensive loss	$(6,191)	$(6,862)	$(9,977)

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity/(Deficit)

(In thousands, except share data)

	Series B-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2014	3,507,117	$20,081	1,176,423	$20,000	1,538,402	$8	$30,127	$(74,564)	$—	$(44,429)
Issuance of Series B-1 convertible preferred stock, net of issuance costs of $6	340,906	1,994								—
Exercise of stock options					45,199		31			31
Stock-based compensation							137			137
Net loss								(6,191)		(6,191)
Balance at December 31, 2015	3,848,023	22,075	1,176,423	20,000	1,583,601	8	30,295	(80,755)	—	(50,452)
Exercise of stock options					33,395		25			25
Stock-based compensation							83			83
Other comprehensive loss									(2)	(2)
Net loss								(6,860)		(6,860)
Balance at December 31, 2016	3,848,023	$22,075	1,176,423	$20,000	1,616,996	$8	$30,403	$(87,615)	$(2)	$(57,206)
Issuance of common stock upon IPO, net $3.0 million in commissions and discounts					3,220,000	16	32,410			32,426
IPO costs							(1,870)			(1,870)
Conversion of convertible preferred stock of common stock upon IPO	(3,848,023)	(22,075)	(1,176,423)	(20,000)	4,689,753	23	42,052			42,075
Reclassification of preferred stock warrant liability into additional paid in capital upon IPO							5,711			5,711
Exercise of stock options					74,984		55			55
Issuance of common stock in connection with cashless exercise of warrants					191,263	1				1
Issuance of common stock from ESPP purchase					34,133		319			319
Stock-based compensation							628			628
Other comprehensive income									3	3
Net loss								(9,980)		(9,980)
Balance at December 31, 2017	—	$—	—	$—	9,827,129	$48	$109,708	$(97,595)	$1	$12,162

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net loss	$(6,191)	$(6,860)	$(9,980)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,264	2,551	3,121
Impairment of property and equipment	—	—	793
Stock-based compensation	137	83	628
Amortization of debt issuance costs	88	131	132
Remeasurement of convertible preferred stock warrant liability	—	524	3,725
Loss on early extinguishment of debt	77	—	479
Loss on disposal of property and equipment	30	27	—
Changes in operating assets and liabilities:
Accounts receivable	(1,845)	255	(1,518)
Prepaid expenses and other assets	(115)	(90)	(247)
Accounts payable	69	410	291
Accrued expenses and other current liabilities	334	1,049	1,535
Deferred revenue	1,649	4,177	4,428
Net cash provided by (used in) operating activities	(3,503)	2,257	3,387
Cash flows from investing activities:
Purchase of property and equipment	(2,155)	(4,476)	(6,430)
Investment in intangible and other assets	(25)	(78)	(76)
Net cash used in investing activities	(2,180)	(4,554)	(6,506)
Cash flows from financing activities:
Proceeds from initial public offering, net of commissions and discounts	—	—	32,426
Proceeds from line of credit	1,900	—	—
Proceeds from notes payable	10,000	2,000	1,500
Repayment of notes payable	(3,060)	—	(13,500)
Payment of debt issuance costs	(319)	(17)	(30)
Payment on debt extinguishment costs	—	—	(149)
Proceeds from issuance of Series B-1 convertible preferred stock, net of issuance costs	1,994	—	—
Repayment of line of credit	(1,900)	—	—
Payments of initial public offering costs	—	—	(1,870)
Proceeds from exercise of stock options	31	25	55
Proceeds from ESPP	—	—	319
Net cash provided by financing activities	8,646	2,008	18,751
Increase in cash and cash equivalents	2,963	(289)	15,632
Effect of exchange rate on cash and cash equivalents	—	30	70
Cash and cash equivalents at beginning of year	1,161	4,124	3,865
Cash and cash equivalents at end of period	$4,124	$3,865	$19,567
Supplemental cash flow disclosures:
Cash paid for interest	$374	$1,186	$1,235
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock into common stock	$—	$—	$42,075
Reclassification of convertible preferred stock warrant liability into additional paid-in capital	$—	$—	$5,711
Issuance of warrants in connection with the issuance of notes payable	$147	$—	$111

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Notes to Consolidated Financial Statements

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

•

Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital.  All preferred stock warrants were converted into common stock warrants. In addition, the Company issued to the lead underwriter in the IPO a warrant to purchase up to 84,000 shares of its common stock. See Note 13, Convertible Preferred Stock Warrants and Common Stock Warrants, for further details regarding the warrants.

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

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. The consolidated financial statements include the results of the Company and its wholly-owned subsidiary, ShotSpotter (Pty) Ltd. All significant intercompany transactions have been eliminated during consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, equity statement and cash flows for the full year 2017.

June 2017 Amended and Restated Certificate of Incorporation

Prior to the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved an amendment (the “Charter Amendment”) to the Pre-IPO Certificate (as defined below) and an amended and restated certificate of incorporation (“Post-IPO Certificate”) that became effective on June 12, 2017. The Charter Amendment increased the number of authorized shares of common stock from 8,600,000 to 500,000,000. Under the Post-IPO Certificate, the Company is authorized to issue two classes of stock to be designated Common Stock and Preferred Stock. See Note 11, Capital Stock, for further details regarding these classes of stock.

March 2017 Amendment and Restatement of Certificate of Incorporation

On March 27, 2017, the Company’s Board and stockholders approved an amendment and restatement of the Company’s then-existing certificate of incorporation (as so amended and restated, the “Pre-IPO Certificate”) to provide, among other changes, that each share of Series A-2 convertible preferred stock would automatically convert into 0.715548 shares of common stock upon the consummation of an initial public offering of the Company’s capital stock. All share and per share data related to balance sheet and net loss information in the accompanying consolidated financial statements and their related notes have been retroactively adjusted to give effect to the application of this conversion feature when presenting the Series A-2 convertible preferred stock on an as-converted basis.

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

All share and per share data in the accompanying consolidated financial statements and their related notes for all periods presented have been retroactively adjusted to give effect to the reverse stock split.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation expense, preferred stock warrant liabilities, and accounting for income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

Revenue Recognition

Through the year ended December 31, 2017 the Company recognized revenue in accordance with Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and, accordingly, when all of the following criteria were met.

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred or services have been rendered

•	The sales price is fixed or determinable
•	Collection of the related receivable is reasonably assured

The Company generates substantially all of its revenues from the sale of gunshot detection subscription services, in which gunshot data generated by Company-owned sensors and software is sold to customers through a cloud-based hosting application for a specified contract period. Typically, the initial contract period is one to five years in length. The subscription contract is noncancelable without cause. Generally, these service arrangements do not provide the customer with the right to take possession of the hardware or software supporting the subscription service at any time. Therefore, these service arrangements are accounted for as subscriptions. A small portion of the Company’s revenues are generated from the delivery of setup services to install Company-owned sensors in the customer’s coverage area and other services including training and license to integrate with third-party applications. Each type of revenue was recognized as follows:

Subscription Revenues — The Company recognized subscription revenues ratably over the subscription period committed by the customer and commencing when the subscription service is fully operational and ready to go live, that is, upon completion of all deliverables stated in the signed customer acceptance form, assuming all other revenue recognition criteria were met.

Revenues from Setup Fees — The Company recognized revenues from setup fees ratably based on the expected customer relationship period, typically over five years, which could extend beyond the initial contract period. In determining the expected customer relationship period, the Company considers specific customer details and renewal history with similar customers. If a customer declined to renew its subscription prior to the end of five years, then the remaining setup fees were immediately recognized.

The Company generally invoices its customers for 50% of the total contract price at the time the contract is signed, and for the remaining 50% of the total contract price when the subscription service is operational and ready to go live.

The terms of the Company’s service agreements contain multiple deliverables, which include the subscription service and setup services, as described above. The Company evaluates its multiple-element arrangements to determine (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. Deliverables are considered separate units of accounting provided that (1) the delivered item has standalone value to the customer; and (2) if the arrangement includes a general right of return with respect to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. The Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its estimated selling price, as neither vendor specific objective evidence nor third party evidence of selling price is available. Any discount is allocated proportionally to all deliverables in the arrangement.

The Company has concluded that the setup services do not have stand-alone value to customers since the Company has not historically sold these services separately. In addition, these services have no value to the customer in the absence of the subscription service sold by the Company. Accordingly, the Company does not present revenues from setup fees separately on the consolidated statements of operations.

If a customer renews its subscription after the expiration of the previous subscription term, the Company only recognized revenue for a renewal upon receipt of a signed contract from the customer, which could be several months following expiration of the original contract. The term of the renewed subscription starts on the original expiration date, as service is generally not discontinued upon the expiration of a contract if the contract is expected to be renewed. The Company recognized revenue for the elapsed term in the month in which the renewal contract is executed. Starting on January 1, 2018, the Company will recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Deferred Revenue

Deferred revenue consists substantially of amounts billed, or payments received in advance of revenue recognition, as described above. Once all revenue recognition criteria have been met, the deferred revenue is recognized. The short-term portion of deferred revenue represents the unearned revenues that has been collected in advance that will be recognized within 12 months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenues that will be earned and recognized after 12 months from the balance sheet date.

Costs of Revenue

Costs include the cost of revenues and charges for impairment of property and equipment.  Cost of revenues primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service application, costs related to operating our Incident Review Center (the “IRC”), providing remote and on-site customer support and maintenance and forensic services, certain personnel and related costs of operations, stock-based compensation and allocated overhead, which includes information technology, facility and equipment depreciation costs.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs were $0.3 million for the year ended December 31, 2015 and $0.5 million for the both of the years ended December 31, 2016 and 2017, and were included in sales and marketing expense in the consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred and consisted primarily of salaries and benefits, consultant fees, certain facilities costs, and other direct costs associated with the continued development of the Company’s solutions.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with an original maturity of three months or less. At December 31, 2016 and 2017, the Company’s cash and cash equivalents consisted of cash deposited in financial institutions.

Restricted Cash

At December 31, 2016 and 2017, restricted cash consisted of certificates of deposit held at a financial institution as collateral for credit cards held by the Company.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiary, ShotSpotter (Pty) Ltd., is the local currency (South African Rand). The assets and liabilities of the subsidiary are translated into U.S. dollars using the exchange rate at the end of each balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. Foreign currency exchange gains and losses are recorded in other expense, net, in the accompanying consolidated statements of operations.

Accounts Receivable

Accounts receivable consist of trade accounts receivables from the Company’s customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivable are recorded as the invoiced amount. The Company does not require collateral or other security for accounts receivable. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses based on the Company’s historical experience. At December 31, 2016 and 2017, the Company did not have an allowance for potential credit losses as there were no estimated credit losses.

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of restricted cash, cash and cash equivalents and accounts receivable from trade customers. The Company maintains its cash deposits at two domestic financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents.

Concentration of Accounts Receivable —     At December 31, 2016, three customers accounted for 27%, 16% and 11% of the Company’s account receivable. Fluctuations in accounts receivable result from timing of the Company’s execution of contracts and collection of related payments. At December 31, 2017, three customers accounted for 18%, 18% and 14% of the Company’s accounts receivable.

Concentration of Revenues — For the year ended December 31, 2015, no single customer accounted for 10% or more of the Company’s revenues. For the year ended December 31, 2016 two customers each accounted for 12% of the Company’s revenues. For the year ended December 31, 2017, one customer accounted for 18% of the Company’s revenues.

Concentration of Suppliers — The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Intangible Assets

Intangible assets consisted of acquired patents and capitalized legal fees related to obtaining patents. Intangible assets are carried at cost, less accumulated amortization. Amortization is computed on a straight-line basis over three years, the estimated useful life of the assets.

Property and Equipment, net

Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. The Company depreciates property and equipment using the straight-line method over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, which is five years.

Accounting for Impairment of Long-Lived Assets

The Company annually reviews long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows which the asset is expected to generate. If such assets are determined to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the future undiscounted net cash flows arising from the assets. Assets to be disposed of are reported at the lower of their carrying amounts or fair value less cost to sell. The Company has not recorded any impairment of long-lived assets through December 31, 2016. During the year ended December 31, 2017, the Company recognized impairment expense of $0.8 million for the impairment of property and equipment primarily related to the remaining net book value for deployed equipment that was presumed destroyed by hurricanes in September 2017.

Royalty Expense

In 2009, the Company entered into a license agreement with a third party relating to a patented gunshot digital imaging system that facilitates integration with certain third-party systems. The terms of the license agreement require the Company to pay a one-time fee of $5,000 for each license sold to a customer allowing the customer to integrate their ShotSpotter service with a third-party application, such as a video management system, with a minimum annual amount due of $75,000. In 2015, 2016 and 2017, the Company incurred only the $75,000 minimum amount. The license agreement renews automatically on each subsequent year unless it is terminated in accordance with the agreement.

The royalty fee due for each license sold to a customer is capitalized as property and equipment and amortized over the estimated useful life. The difference in royalty fees capitalized in property and equipment and the minimum annual payment is classified as general and administrative expense in the consolidated statements of operations and was $35,000, $35,000 and $60,000 for the years ended December 31, 2015, 2016 and 2017, respectively.

Capitalized Internal-Use Software

Costs incurred to develop software for internal use and for the Company’s solutions are capitalized and amortized over such software’s estimated useful life. Costs capitalized during all periods presented have not been material.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is generally gains or losses associated with fluctuations in currency exchange rates for revenues and expenses paid in foreign currency. For the year ended December 31, 2015, the Company did not have any other comprehensive income or loss and, therefore, net loss and comprehensive loss were the same for this period. For the years ended December 31, 2016 and 2017, other comprehensive income (loss) consisted of foreign currency translation adjustments related to the Company’s foreign operations.

Convertible Preferred Stock Warrants

The Company issued warrants exercisable for shares of Series B-1 convertible preferred stock, or for shares of common stock upon the automatic conversion of all outstanding series of preferred stock into common stock. These warrants were classified as a preferred stock warrant liability in the consolidated balance sheets, rather than stockholders’ deficit, as they met the criteria to be classified as a derivative liability. The convertible preferred stock warrants were subject to remeasurement to fair value at each balance sheet date and any change in fair value is recognized as a component of other expense, net, in the consolidated statements of operations. The Company estimates the fair value of the warrants using an option pricing method (“OPM”) or probability weighed expected return method (“PWERM”) that incorporates the use of OPM, to allocate the estimated value of the Company. The OPM treats classes of stock as call options on a company’s enterprise value with exercise prices based on the liquidation preferences of convertible preferred stock. The OPM prices the call option using the Black-Scholes model. The PWERM relies on a forward-looking analysis to predict the possible future value of a company by weighing discrete future outcomes. Upon the closing of the IPO, the convertible preferred stock warrant liability was reclassified to additional paid-in capital. All preferred stock warrants were converted into common stock warrants.

Fair Value Measurements

The Company uses a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. The three-level hierarchy prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information. Fair value focuses on an exit price and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risks associated with investing in those financial instruments. The three-level hierarchy for fair value measurements is defined as follows:

Level I — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level II — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level III — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

An asset’s or a liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Stock-Based Compensation

The Company generally grants options to purchase shares of its common stock to its employees and directors for a fixed number of shares with an exercise price equal to the fair value of the underlying shares at the grant date. Fair value is determined by the Board. The Company accounts for these options under ASC Topic 718, Compensation—Stock Compensation. Accordingly, all stock option grants are accounted for using the fair value method, and stock-based compensation expense is recognized as the underlying options vest. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options.

Stock-based compensation for options granted to non-employees is measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation for options granted to non-employees is periodically remeasured as the underlying options vest.

Prior to the IPO given the absence of a public trading market for the Company’s common stock, the Board considered numerous objective and subjective factors to determine the fair value of the Company’s common stock each time stock option grants were approved. The factors include, but are not limited to: (i) the valuation of the Company’s common stock by an unrelated third party; (ii) the Company’s results of operations, financial position and capital resources; (iii) current economic indicators and outlook; (iv) competition for the Company’s solutions; and (v) the Company’s marketing methods.

The Company estimated the grant date fair value of its common stock options using the following assumptions:

Expected Term — The expected term represents the period that the stock-based compensation awards are expected to be outstanding. Since the Company did not have sufficient historical information to develop reasonable expectations about future exercise behavior, the Company used the simplified method to compute expected term, which reflects the weighted-average of time-to-vesting.

Risk-Free Interest Rate — The risk-free interest rate is based on the yield on U.S. Treasury yield curve in effect at the grant date.

Expected Volatility — Since the Company does not have a long trading history of its common stock, the expected volatility is derived from the average historical volatilities of publicly traded companies that are reasonably comparable to the Company’s own operations.

After the IPO, the Company uses the market closing price of its common stock as traded on the Nasdaq Capital Market to determine fair value.

The Company generally grants unvested restricted stock unit awards to non-employee directors for a fixed number of shares and a fixed vesting date. The restricted stock unit awards are valued using the closing price on the date of grant.

Segment Information

The Company has one operating segment with one business activity, providing gunshot detection systems. The Company’s chief operating decision maker is its Chief Executive Officer, who manages operations on a consolidated basis for purposes of allocating resources.

Income Taxes

The Company records income taxes in accordance with the liability method of accounting. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. The Company establishes a valuation allowance to reduce the deferred tax assets when it is more likely than not that a deferred tax asset will not be realizable. Changes in tax rates are reflected in the tax provision as they occur.

In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are only included when their effect is dilutive. Common stock equivalents and unvested restricted stock units are potentially dilutive securities and include convertible preferred stock, warrants and outstanding stock options. These potentially dilutive securities are excluded from the computation of diluted net loss per share if their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to compute basic and dilutive shares outstanding due to the Company’s net loss position.

Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits and tax deficiencies associated with share-based payments to be recognized as income tax expense or income tax benefit, respectively, rather than as additional paid-in capital. The amendments also increase the amount an employer can withhold in order to cover income taxes on awards, allow companies to recognize forfeitures of awards as they occur and require companies to present excess tax benefits from stock-based compensation as an operating activity in the statement of cash flows rather than as a financing activity. The method of adoption varies with the different aspects of this ASU. The Company adopted this ASU as of January 1, 2017. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). This standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard will replace most existing revenue recognition guidance under GAAP.   Topic 606 requires an assessment of whether the subscription and setup services included in the contractual arrangements are distinct in the context of the subscription contract or whether they are considered highly interrelated and represent a single combined performance obligation that should be recognized ratably over time. The actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms, which could vary in some instances.  The Company will adopt this standard effective January 1, 2018 on a modified retrospective basis and apply the new standard only to contracts that are not completed contracts at January 1, 2018. The Company will continue to assess the impact of Topic 606 on its consolidated financial statements.

The Company has historically recognized revenue related to setup fees, including training and license to integrate with third-party applications, ratably over five years. Under the new standard, revenue allocable to training and licenses to integrate will be recognized upon delivery and the remaining setup fees will be recognized over three years.  The new standard will also impact our determination of standalone selling prices, which will impact the allocation of transaction price to each performance obligation, thereby impacting the timing of revenue recognition depending on when each performance obligation is recognized.

The new standard also requires the capitalization of certain incremental costs of obtaining a contract, which will impact the period in which the Company records sales commissions expense. The Company has historically recognized sales commissions expense upfront. Under the new standard, the Company is required to recognize these expenses consistently with the transfer of goods or services. This will result in a deferral of some sales commission costs. The Company will amortize these deferred costs on a straight-line basis over five years.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of 12 months. ASU 2016-02 is to be adopted using a modified retrospective approach, including a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. ASU 2016-02 is effective for the Company as of January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures.  The Company expects the asset leased under its operating lease for its corporate headquarters office will be capitalized on the balance sheet upon adoption of ASU 2016-02.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard addresses eight specific cash flow issues in an effort to reduce diversity in practice. ASU 2016-15 is effective for the Company as of January 1, 2018. Early adoption is permitted. The Company does not expect adoption to have a material impact on its consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires entities to recognize the income tax impact of an inter-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings. ASU 2016-16 is effective for the Company as of January 1, 2018. Early adoption is permitted. The Company does not expect adoption of ASU 2016-16 to have any impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company as of January 1, 2018. Early adoption is permitted, including adoption in an interim period as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued or made available for issuance. The Company does not expect adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This standard amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation. ASU 2017-09 is effective for the Company as of January 1, 2018. The Company does not expect adoption of ASU 2017-09 to have any impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of ASU 2017-11 are effective for the Company as of January 1, 2019.  The amendments in Part II of ASU 2017-11 replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of ASU 2017-11 do not require any transition guidance. The Company is currently evaluating the effect ASU 2017-11 will have on its consolidated financial statements.

Note 4. Fair Value Measurements

Prior to the IPO, the Company’s convertible preferred stock warrant liability was measured on a recurring basis and was classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly or indirectly observable. The valuation methodology and underlying assumptions in the fair value determination are discussed in Note 3, Basis of Presentation and Summary of Significant Accounting Policies, and Note 13, Convertible Preferred Stock Warrants and Common Stock Warrants.

Immediately prior to the IPO, the convertible preferred stock warrant liability was remeasured to fair value, resulting in a loss of $3.7 million which was recorded in other expense, net. Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital.

There were no transfers into or out of Level III during the year ended December 31, 2017. The changes in the fair value of the convertible preferred stock warrant liability are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using Level III Inputs
Fair value at December 31, 2014	$1,204
Issuance of convertible preferred stock warrants	147
Change in fair value recorded in other expense, net	—
Fair value at December 31, 2015	$1,351
Change in fair value recorded in other expense, net	524
Fair value at December 31, 2016	$1,875
Issuance of convertible preferred stock warrants	111
Change in fair value recorded in other expense, net	3,725
Reclassification of unexercised warrant into additional paid-in capital upon the IPO	(5,711)
Fair value at December 31, 2017	$—

Note 5. Intangible Assets, net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2016
	Gross	Accumulated Amortization	Net
Patents	$873	$(807)	$66

	December 31, 2017
	Gross	Accumulated Amortization	Net
Patents	$949	$(854)	$95

Amortization expense during the years ended December 31, 2015, 2016 and 2017 was $86,000, $37,000 and $47,000, respectively.

Note 6. Details of Certain Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	December 31,
	2016	2017
Prepaid software and licenses	$286	$407
Prepaid insurance	25	211
Other prepaid expenses	171	137
Other	85	84
	$567	$839

Property and equipment, net (in thousands):

	December 31,
	2016	2017
Deployed equipment	$13,240	$17,091
Computer equipment	912	1,123
Software	202	312
Furniture and fixtures	151	165
Leasehold improvements	185	202
Construction in progress	2,084	1,456
	$16,774	$20,349
Accumulated depreciation and amortization	(7,815)	(8,753)
	$8,959	$11,596

Accrued expenses and other current liabilities (in thousands):

	December 31,
	2016	2017
Payroll liabilities	$1,146	$1,697
Accrued employee paid time off	372	469
Accrued commissions	51	199
Accrued ESPP	—	115
Accrued interest	123	—
Royalties payable	225	125
Professional fees	76	328
Sales/ use tax payable	167	406
Other	199	476
	$2,359	$3,815

Note 7. Impairment of Property and Equipment

During the year ended December 31, 2017, the Company recognized impairment expense of $0.8 million for the impairment of property and equipment primarily relating to the remaining net book value of deployed equipment in Puerto Rico and the U.S. Virgin Islands.  Management concluded that the impairment charges were required because the equipment was presumed destroyed by the hurricanes in September 2017.

During the year ended December 31, 2017, the Company also recognized $0.9 million in revenues relating to the remaining deferred set-up fees to be recognized primarily on contracts with customers in Puerto Rico and the U.S. Virgin Islands.  Management concluded that the revenues associated with these contracts was required to be accelerated because the contracts with customers in Puerto Rico and the U.S. Virgin Islands were expired at the time of the hurricanes and all subscription services were fully delivered.

Note 8. Financing Arrangements

Notes Payable

2014 Term Note — In November 2014, the Company entered into a loan and security agreement with a commercial bank which allowed for borrowings up to $3.0 million under a term note (“2014 Term Note”) and up to $7.0 million less the then-current outstanding borrowings under the 2014 Term Note under a line of credit (“2014 Line of Credit”). In November 2014, the Company borrowed $3.0 million under the 2014 Term Note of which $1.8 million of the proceeds was used to repay an outstanding debt with a different commercial bank. Borrowings under the 2014 Term Note bore 5.75% interest (prime rate of 3.25% plus 2.5%), with interest only payments through October 2015, followed by 24 equal monthly installments of principal and interest. The Company was also required to pay origination fees of $15,000, facilities fees of $70,000 and a termination fee of $60,000. These debt issuance costs were recorded as a direct deduction from notes payable in the consolidated balance sheets and were amortized to interest expense over the term of the note using the effective interest method. In 2015, the Company recognized $55,000 of interest expense in connection with the aforementioned fees. In September 2015, the Company repaid the 2014 Term Note and there was no outstanding balance under the 2014 Term Note at December 31, 2016 and 2017. The write-off of unamortized debt issuance costs of $77,000 was recorded as early extinguishment of debt in general and administrative expenses during the year ended December 31, 2015.

2014 Line of Credit — In February 2015, the Company borrowed $1.0 million, and in May 2015, the Company borrowed an additional $0.9 million, under the 2014 Line of Credit. Outstanding borrowings under the 2014 Line of Credit bore 4.75% interest (prime rate of 3.25% plus 1.5%). In September 2015, the outstanding balance of $1.9 million was repaid in full.

2015 Term Note — At December 31, 2016, the Company had outstanding borrowings under a term note (the “2015 Term Note”) of $11.7 million, net of unamortized debt issuance costs.  There were no outstanding borrowings as of December 31, 2017.

Borrowings under the 2015 Term Note bore interest at the greater of: (i) the average prime rate in effect during each month or (ii) the average three-month LIBOR rate during such month, plus 2.5% per annum, plus 7.5% with a minimum rate of 11%, with interest only payments through October 2017, followed by 36 equal monthly installments of principal and interest through October 2020, the maturity date. The weighted average interest rate during the years ended December 31, 2016 and 2017 was 11.00% and 11.54%, respectively.

For the years ended December 31, 2016 and 2017, the Company recognized interest expense of $1.2 million and $1.1 million, respectively, based on the outstanding balance during the respective periods.

During the years ended December 31, 2016 and 2017, amortization of debt issuance costs was $131,000 and $132,000, respectively. Amortization of debt issuance costs is recorded in interest expense in the consolidated statements of operations.

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

Notes payable consisted of the following (in thousands):

	December 31, 2017
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

Note 9. Related Party Transactions

During the years ended December 31, 2015, 2016 and 2017, the Company recognized approximately $200,000, $200,000, and $700,000 in revenue, respectively from a reseller who is also an investor. As of December 31, 2016, and 2017, the amount of accounts receivable due from this reseller was immaterial.

Note 10. Income Taxes

The domestic and foreign components of net loss were as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Domestic	$(6,191)	$(6,744)	$(10,125)
Foreign	—	(116)	305
Net Loss	$(6,191)	$(6,860)	$(9,820)

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	December 31,
	2015	2016	2017
Income tax at statutory rate	$(2,104)	$(2,331)	$(3,339)
Change in valuation allowance	3,137	2,146	(8,354)
Change in tax rate	—	—	9,788
Change in deferreds	(852)	—	(39)
State tax	(184)	9	536
Mark-to-market on warrants	—	178	1,267
Other	3	(2)	301
Total	$—	$—	$160

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2016	2017
Deferred tax assets:
Net operating losses	$28,677	20,139
Credits	1,414	1,654
Accruals and reserves	519	643
Deferred revenue and contract costs	871	464
Gross deferred tax assets	31,481	22,900
Valuation allowance	(31,143)	(22,789)
Net deferred tax assets	338	111
Deferred tax liabilities:
Fixed assets and intangibles	(338)	(111)
Total deferred tax liabilities, net	$—	$—

Realization of deferred tax assets is dependent upon future taxable income, if any, the timing and amount of which are uncertain. Management has determined that the deferred tax assets are not realizable on a more likely than not basis. Accordingly, deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $8.4 million during the year ended December 31, 2017.

As of December 31, 2017, the Company had total net operating loss carryforwards for federal and state income tax purposes of approximately $80.2 million and $50.8 million, respectively, available to reduce future income subject to income taxes. The federal and state net operating loss carryforwards will begin to expire, if not utilized, in 2018 through 2036.

As of December 31, 2017, the Company had available for carryover research and experimental credits for federal and California income tax purposes of approximately $1.2 million and $1.3 million, respectively, which are available to reduce future income taxes. The federal research and experimental tax credits will begin to expire, if not utilized, in 2026. The California research and experimental tax credits carry forward indefinitely until utilized.

Section 382 of the Internal Revenue Code of 1986 (the “Code”), as amended, and similar California regulations impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating losses and credit carryforwards may be limited as the result of such an “ownership change” as defined in the Code.

Uncertain Tax Positions

The Company applied FASB ASC 740-10-50, Accounting for Uncertainty in Income Tax, which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company classifies interest and penalties as a component of tax expense.

The Company had unrecognized tax benefits of approximately $0.6 million as of December 31, 2017, all of which was offset by a full valuation allowance. No interest or penalties have been accrued as of December 31, 2017.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2015	$813
Increases for current year tax positions	63
Increases for prior year tax positions	(302)
Balance as of December 31, 2016	574
Increases for current year tax positions	46
Increases for prior year tax positions	—
Balance as of December 31, 2017	$620

Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect the Company’s effective tax rate.

The Company files income tax returns in federal, various state and U.S. territory jurisdictions, and South Africa. The statute of limitations remains open for fiscal years 2005 through 2017 in the United States and the various state and the U.S. territory jurisdictions. Years beyond the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in earlier years which are being carried forward and may be audited in subsequent years when utilized.

On December 22, 2017, the 2017 Tax Cut and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring our U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of our deferred tax assets and liabilities.  The one-time transition tax does not generate a tax liability as the deemed distribution is offset by tax attributes. The provisional amount related to the re-measurement of our deferred tax balance is a reduction of approximately $9.8 million. Due to the corresponding valuation allowance fully offsetting deferred taxes, there is no income statement impact.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax and deferred tax re-measurements to be incomplete.  Additional work will be necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. We expect to complete our analysis within the measurement period in accordance with SAB 118.  We do not expect any material subsequent adjustment to these amounts.   Adjustment if any will have no impact to the income statement due to the Company’s loss position and valuation allowance.

Note 11. Capital Stock

Convertible Preferred Stock

Immediately prior to the IPO, the Company had the following outstanding convertible preferred stock:

	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference (in thousands)
Series B-1	4,773,000	3,848,023	$22,575
Series A-2	1,177,000	1,176,423	20,000
			$42,575

Upon the closing of the IPO, all shares of convertible preferred stock then outstanding were automatically converted into an aggregate of 4,689,753 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock into $23,000 of common stock and $42.1 million into additional paid-in capital.

As of December 31, 2017, there were no shares of convertible preferred stock outstanding.

Common Stock

At December 31, 2016 and December 31, 2017, the Company was authorized to issue 8,000,000 and 500,000,000 shares, respectively, of common stock with a par value of $0.005 per share. At December 31, 2016 and 2017, there were 1,616,996 and 9,827,129 shares of common stock issued and outstanding, respectively. Holders of common stock have voting rights equal to one vote per share of common stock held and are entitled to receive any dividends as may be declared from time to time by the Board.

Prior to the IPO, common stock was subordinate to Series B-1 convertible preferred stock with respect to dividend rights and subordinate to Series B-1 and A-2 convertible preferred stock with respect to rights upon certain deemed liquidation events of the Company.

At December 31, 2016, shares of common stock reserved for future issuance were as follows:

December 31,
2016
Conversion of Series B-1 convertible preferred stock	3,848,023
Conversion of Series A-2 convertible preferred stock(1)	841,730
Conversion of Series B-1 convertible preferred stock warrants	680,027
Total conversion of convertible preferred stock and warrants	5,369,780
Options outstanding	1,130,141
Shares available for future grant	390,164
Total	6,890,085

(1)

Reflects the effect of an amendment and restatement of the Company’s amended and restated certificate of incorporation in March 2017 to implement a conversion feature for the Series A-2 convertible preferred stock.

At December 31, 2017, shares of common stock reserved for future issuance were as follows:

December 31,
2017
Options outstanding	1,294,128
Shares available for future grant	1,003,875
Unvested restricted stock units	47,312
Warrants to purchase common stock	468,278
Total	2,813,593

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005, as provided in the Post-IPO Certificate. As of December 31, 2017, there were no shares of preferred stock issued and outstanding.

Note 12. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2016	2017
Numerator:
Net loss	$(6,191)	$(6,860)	$(9,980)
Denominator:
Weighted-average shares outstanding, basic and diluted	1,552,780	1,602,402	6,197,775
Net loss per share	$(3.99)	$(4.28)	$(1.61)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	Year Ended December 31,
	2015	2016	2017
Options to purchase common stock	938,250	1,130,141	1,294,128
Unvested restricted stock units	—	—	47,312
Warrants to purchase Series B-1 convertible preferred or common stock	680,027	680,027	468,278
Series B-1 convertible preferred stock (as-converted)	3,848,023	3,848,023	—
Series A-2 convertible preferred stock (as-converted)	841,730	841,730	—
Total	6,308,030	6,499,921	1,809,718

Note 13. Convertible Preferred Stock Warrants and Common Stock Warrants

Immediately prior to the Company’s IPO, all outstanding Series B-1 convertible preferred stock warrants were remeasured to their fair value, using the Black-Scholes model. Refer to Note 3, Basis of Presentation and Summary of Significant Accounting Policies, for a description of the valuation method. The final remeasurement of the convertible preferred stock warrant liability resulted in a $3.7 million loss which was recorded to other expense, net.

Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital. All convertible preferred stock warrants were converted into common stock warrants.  In addition, the Company issued to the lead underwriter in the IPO a warrant to purchase up to 84,000 shares of its common stock.

During the year ended December 31, 2017, certain warrants were exercised on a cashless basis and converted into 191,263 shares of common stock.

At December 31, 2015 and 2016, the Company had the following Series B-1 convertible preferred stock warrants issued and outstanding (in thousands, except share and per share data):

	Shares		Fair Value
Warrant Class	2015	2016	2015	2016	Issuance Date	Price per Share	Expiration Date
Series B-1	25,568	25,568	$142	$303	June 2012	$5.8667	June 2022
Series B-1	167,428	167,428	$124	$263	July 2012	$5.8667	July 2019
Series B-1	145,801	145,801	$22	$46	August 2012	$5.8667	August 2019
Series B-1	10,517	10,517	$9	$19	November 2012	$5.8667	November 2022
Series B-1	156,851	156,851	$907	$929	February 2014	$0.1700	February 2021
Series B-1	173,862	173,862	$147	$315	September 2015	$5.8667	September 2025
Total	680,027	680,027	$1,351	$1,875

At December 31, 2017, the Company had the following common stock warrants issued and outstanding:

Warrant Class	Shares	Issuance Date	Price per Share	Expiration Date
Common stock warrant	165,925	July 2012	$5.8667	July 2019
Common stock warrant	61,502	August 2012	$5.8667	August 2019
Common stock warrant	156,851	February 2014	$0.1700	February 2021
Common stock warrant (1)	84,000	June 2017	$13.2000	June 2020
	468,278

(1)	This warrant was issued to the Company’s lead underwriter in connection with the IPO.

In September 2015, in connection with the 2015 Agreement, the Company issued warrants to purchase 173,862 shares of Series B-1 convertible preferred stock. The Company determined the fair value of the warrants on the date of issuance to be $147,000. The warrants were immediately exercisable.

In March 28, 2017, in connection with the amendment of the 2015 Term Note (see Note 8, Financing Arrangements for details regarding the amendment of the 2015 Term Note), the Company issued a warrant to purchase 76,704 shares of Series B-1 preferred stock at an exercise price of $5.8667 per share which was reduced to 61,363 shares upon the completion of the Company’s IPO because greater than $25 million in proceeds were raised. The Company determined the fair value of the warrants on the date of issuance to be $111,000. The warrants were immediately exercisable.

In June 2017, in connection with its public offering, the Company issued a warrant to purchase 84,000 shares of common stock to its lead underwriter (the “June 2017 Warrant”). The Company determined the fair value of the June 2017 Warrant on the date of issuance to be $0.3 million. The June 2017 Warrant was immediately exercisable.

Note 14. Equity Incentive Plans

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

ISOs may only be granted to Company employees and may only be granted with an exercise price not less than the fair value of the common stock, or not less than 110% of fair value when the grant is issued to a person who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock. Non-statutory stock options may be granted to Company employees, directors and consultants, and may be granted at a price per share not less than fair value on the date of the grant. The Board determines the fair value of the Company’s common stock.

Options granted under the 2005 Plan and 2017 Plan generally vest over four years and expire no later than 10 years from the grant date. The 2005 Plan and 2017 Plan grants the Board discretion to determine when the options granted will become exercisable. The 2005 Plan and 2017 Plan allows for the exercise of unvested options with repurchase rights over the restricted common stock issued. The Company records proceeds from early exercises as a liability and reclassifies the amount to equity as the repurchase right lapses. At December 31, 2015 and 2016, and 2017, there were no unvested options resulting from early exercises.

Aggregate intrinsic value represents the difference between the Company’s estimated or actual fair value of its common stock and the exercise price of outstanding “in-the-money” options. The aggregate intrinsic value of options exercised was $7,000, $23,000 and $0.8 million during the years ended December 31, 2015, 2016 and 2017, respectively. Based on the fair market value of the Company’s common stock at December 31, 2015, 2016 and 2017, the total intrinsic value of all outstanding options was $0.1 million, $2.5 million and $15.9 million, respectively.

At December 31, 2016 and 2017, total unrecognized stock-based compensation cost related to unvested stock options was $0.2 million, and $0.8 million, respectively, which will be recognized ratably over a weighted-average period of 3.2 years and 3.2 years, respectively.

Cash received from the exercise of stock options during the years ended December 31, 2015, 2016 and 2017 was $31,000, $25,000 and $55,000, respectively.

No income tax benefits from stock-based compensation arrangements have been recognized in the consolidated statements of operations.

The fair value of stock option grants is set forth below and was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2015	2016	2017
Fair value of common stock	$0.85	$0.85-$3.06	$3.06-$19.56
Expected term (in years)	2-10	2-10	5-6
Risk-free interest rate	0.75%-2.10%	0.75%-1.77%	1.85%-2.29%
Expected volatility	55%	55%	55%
Expected dividend yield	—	—	—

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, and shares of restricted stock.

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants will be made under the 2005 Plan.

A summary of stock option activities under the 2005 Plan and 2017 Plan during the year ended December 31, 2017 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	916,584	$0.89
Granted	112,068	$0.85
Exercised	(45,199)	$0.70
Canceled	(45,203)	$0.80
Outstanding at December 31, 2015	938,250	$0.90
Granted	272,769	$1.27
Exercised	(33,395)	$0.75
Canceled	(47,483)	$4.14
Outstanding at December 31, 2016	1,130,141	$0.86
Granted	261,476	$5.52
Exercised	(74,990)	$0.74
Canceled	(22,499)	$1.52
Outstanding at December 31, 2017	1,294,128	$1.79

Stock options outstanding, exercisable and vested were as follows:

Outstanding at December 31, 2015	Weighted-average Remaining Contractual Life (years)	Exercisable and Vested as of December 31, 2015	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price
938,250	6.31	731,516	5.79	0.94

Outstanding at December 31, 2016	Weighted-average Remaining Contractual Life (years)	Exercisable and Vested as of December 31, 2016	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price
1,130,141	6.29	842,261	5.32	0.74

Outstanding at December 31, 2017	Weighted-average Remaining Contractual Life (years)	Exercisable and Vested as of December 31, 2017	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price
1,294,128	6.22	883,959	5.00	0.85

During the year ended December 31, 2017, the company granted non-employee directors restricted stock unit (“RSU”) awards totaling 47,312 shares of common stock, with vesting terms of approximately seven to ten months. The fair value of $11.50 to $16.96 per unit was calculated using the closing stock price on the date of grants.

In the second quarter of 2017, our board of directors authorized for issuance 900,000 new shares under our 2017 Plan.

Our equity- based incentive plans include stock options, restricted stock units and other stock awards. The number of shares available for grant under these plans was 1,003,875 as of December 31, 2017.

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

There were 34,133 shares issued and outstanding under the 2017 ESPP during the year ended December 31, 2017.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the consolidated statements of operations and was allocated as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Costs	$13	$11	$75
Sales and marketing	13	7	133
Research and development	32	18	69
General and administrative	79	47	351
Total	$137	$83	$628

Stock-based compensation expense is recognized over the award’s expected vesting schedule, adjusted for estimated forfeitures. The Company applied a 0% forfeiture rate for the awards granted during the years ended December 31, 2015, 2016 and 2017. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on analysis of the Company’s actual forfeiture experience, employee turnover and other factors.

Note 15. Benefit Plan

The Company sponsors a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company is allowed to make 401(k) matching contributions as defined in the plan and as approved by the Board. The Company did not make any contributions to the plan during the years ended December 31, 2015, 2016 and 2017.

Note 16. Commitments and Contingencies

Operating Lease

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease which expires in 2021. The Company recognizes rent expense on a straight-line basis over the expected lease term. The difference between cash payments required and rent expense is recorded as deferred rent. Rent expense for the Company’s facilities was $0.3 million for each of the years ended December 31, 2015, 2016 and 2017.

The following is a schedule of future minimum lease payments under the non-cancelable operating lease at December 31, 2017 (in thousands):

2018	$336
2019	346
2020	357
2021	305
Total	$1,344

Contingencies

On November 6, 2017 three individuals, Ken Fisher, Kevin Baxter and Fred Holmes (the “Contractors”), filed a complaint with the Superior Court of California, County of Alameda, alleging breach of contract, a breach of the implied covenant of good faith and fair dealing and violation of Section 17200 et seq. of the California Business and Professions Code, purportedly predicated on an alleged breach of Section 10b-5 of the Securities Exchange Act of 1934.  The Contractors filed a First Amended Complaint on November 22, 2017, adding four more claims: anticipatory breach of contract, conversion, unjust enrichment, and promissory estoppel.  The Contractors then filed an "Amendment to Complaint" on December 8, 2017, which purported to dismiss their section 17200 claim.  On March 2, 2018, the Contractors filed and served a Second Amended Complaint, which asserts claims for breach of contract, anticipatory breach of contract, breach of the implied covenant of good faith and fair dealing, and conversion.  The claims are all based on the Contractors’ assertion that they were entitled to be granted options to purchase 350,000 shares of our common stock on the basis of a term sheet between us and the Contractors signed in July 2007. The Contractors claim that our subsequent one-for-five and one-for-17 reverse stock splits should not apply to their option awards. On the basis of their allegations, the Contractors have petitioned for “millions of dollars” in damages and other costs and expenses, including attorneys’ fees.  We believe that the Contractors’ claims are without merit and are disputing them vigorously.

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

Note 17. Subsequent Events

For the audited consolidated financial statements, management evaluated subsequent events through March 28, 2018, which is the date these consolidated financial statements were issued.

Item 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to the transition period established by the rules of the Security Exchange Commission for the newly public companies.

Item 9B. OTHER INFORMATION

None.

PART III.

We will file a definitive Proxy Statement for our Annual Meeting (our “Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the sections of our 2018 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance”, “Executive Officers”.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the sections of our 2018 Proxy Statement under the caption “Executive and Director Compensation”.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the sections of our 2018 Proxy Statement under the caption “Security Ownership of Certain Owners and Management”.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the sections of our 2018 Proxy Statement under the captions “Transactions With Related Persons and Indemnification”, “Information Regarding The Board Of Directors and Corporate Governance”.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the section of our 2018 Proxy Statement under the caption “Principal Accountant Fees and Services”.

PART IV.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements, Schedules, and Exhibits included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a)(2) Financial Statements Schedules

All financial statements schedules have been omitted because they are not applicable, not material, or the required information is shown in the Index to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a)(3) Exhibits

See the Exhibit Index below in this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017

3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017

4.1	Form of Common Stock Certificate	S-1/A	333-217603	4.1	May 19, 2017

4.2	Investors' Rights Agreement, by and among ShotSpotter, Inc. and the investors listed on Exhibit A thereto, dated July 12, 2012	S-1	333-217603	4.2	May 2, 2017

4.3	Form of Warrant to purchase shares of Series B-1 Preferred Stock issued to certain stockholders in connection with the sale of Series B-1 Preferred Stock in July and August 2012	S-1	333-217603	4.3	May 2, 2017

4.4	Form of Warrant to purchase shares of Series B-1 Preferred Stock issued to Motorola Solutions, Inc. in connection with the sale of Series B-1 Preferred Stock in August 2012	S-1	333-217603	4.4	May 2, 2017

4.5	Form of Warrant to purchase shares of Series B-1 Preferred Stock issued to certain stockholders in connection with the sale of Series B-1 Preferred Stock in February 2014	S-1	333-217603	4.6	May 2, 2017

4.6	Warrant to purchase shares of Series B-1 Preferred Stock issued in connection with the Second Amendment to the Loan and Security Agreement in March 2017	S-1	333-217603	4.8	May 2, 2017

4.7	Form of Warrant to Purchase Shares of Common Stock issued to Roth Capital Partners, LLC in June 2017	10-Q	001-38107	10.1	August 14, 2017

10.1(#)	ShotSpotter, Inc. Nonemployee Director Compensation Policy	10-Q	001-38107	10.1	November 14, 2017

10.2(#)	ShotSpotter, Inc. Amended and Restated 2005 Stock Plan	S-1	333-217603	10.1	May 2, 2017

10.3(#)	Forms of Option Agreement and Option Grant Notice under the Amended and Restated 2005 Stock Plan	S-1	333-217603	10.2	May 2, 2017

10.4(#)	ShotSpotter, Inc. 2017 Equity Incentive Plan	S-1/A	333-217603	10.3	May 19, 2017

10.5(#)	Forms of Option Agreement and Option Grant Notice under the 2017 Equity Incentive Plan	S-1/A	333-217603	10.4	May 19, 2017

10.6(#)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Restricted Terms and Conditions under the 2017 Equity Incentive Plan	S-1/A	333-217603	10.5	May 19, 2017

10.7(#)	ShotSpotter, Inc. 2017 Employee Stock Purchase Plan	S-1/A	333-217603	10.6	May 19, 2017

10.8(#)	Form of Restricted Stock Unit Grant Notice for Directors	10-Q	001-38107	10.6	August 14, 2017

10.9(#)	Form of Indemnification Agreement by and between ShotSpotter, Inc.	S-1	333-217603	10.7	May 2, 2017

10.10(#)	Offer Letter between ShotSpotter, Inc. and Ralph A. Clark dated March 13, 2017	S-1	333-217603	10.8	May 2, 2017

10.11(#)	Offer Letter between ShotSpotter, Inc. and Alan R. Stewart dated March 13, 2017	S-1	333-217603	10.9	May 2, 2017

10.12(#)	Offer Letter between ShotSpotter, Inc. and Joseph O. Hawkins dated March 13, 2017	S-1	333-217603	10.10	May 2, 2017

10.13(#)	Offer Letter between ShotSpotter, Inc. and Paul S. Ames dated March 13, 2017	S-1	333-217603	10.11	May 2, 2017

10.14(#)	Offer Letter between ShotSpotter, Inc. and Gary T. Bunyard dated March 13, 2017	S-1	333-217603	10.12	May 2, 2017

10.15	Lease Agreement between BMR-Pacific Research Center LP and ShotSpotter, Inc., dated August 14, 2012	S-1	333-217603	10.14	May 2, 2017

10.16	First Amendment to Lease Agreement between BMR-Pacific Research Center LP and ShotSpotter, Inc., dated September 3, 2014	S-1	333-217603	10.15	May 2, 2017

10.17	Second Amendment to Lease Agreement between BMR-Pacific Research Center LP and ShotSpotter, Inc., dated December 15, 2016	S-1	333-217603	10.16	May 2, 2017

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan.
*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SHOTSPOTTER, INC.

Date: March 28, 2018	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: March 28, 2018	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ralph A. Clark and Alan R. Stewart, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph A. Clark	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 28, 2018
Ralph A. Clark

/s/ Alan R. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2018
Alan R. Stewart

/s/ Pascal Levensohn	Director	March 28, 2018
Pascal Levensohn

/s/ Thomas T. Groos	Director	March 28, 2018
Thomas T. Groos

/s/ Randall Hawks, Jr.	Director	March 28, 2018
Randall Hawks, Jr.

/s/ Gary M. Lauder	Director	March 28, 2018
Gary M. Lauder

/s/ Marc Morial	Director	March 28, 2018
Marc Morial

/s/ William J. Bratton	Director	March 28, 2018
William J. Bratton