Form 10-Q
period 2018-03-31
SHOTSPOTTER, INC
filed 2018-05-10
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, the registrant had 10,625,264 shares of common stock, $0.005 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,732	$19,567
Accounts receivable	6,367	3,928
Prepaid expenses and other current assets	1,301	839
Restricted cash	30	30
Total current assets	22,430	24,364
Property and equipment, net	13,802	11,596
Intangible assets, net	92	95
Other assets	1,556	143
Total assets	$37,880	$36,198
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,932	$1,627
Deferred revenue, short-term	16,477	15,780
Accrued expenses and other current liabilities	2,989	3,815
Total current liabilities	21,398	21,222
Deferred revenue, long-term	1,615	2,710
Other liabilities	98	104
Total liabilities	23,111	24,036
Stockholders' equity:
Common stock	51	48
Additional paid-in capital	110,475	109,708
Accumulated deficit	(95,787)	(97,595)
Accumulated other comprehensive income	30	1
Total stockholders' equity	14,769	12,162
Total liabilities and stockholders' equity	$37,880	$36,198

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$6,907	$4,562
Costs
Cost of revenues	3,308	2,675
Total costs	3,308	2,675
Gross profit	3,599	1,887

Operating expenses
Sales and marketing	1,554	1,108
Research and development	1,236	1,034
General and administrative	2,028	930
Total operating expenses	4,818	3,072
Operating loss	(1,219)	(1,185)
Other income (expense), net
Interest income (expense), net	27	(365)
Other income (expense), net	1	(11)
Total other income (expense), net	28	(376)
Loss before income taxes	(1,191)	(1,561)
Provision for income taxes	26	—
Net loss	$(1,217)	$(1,561)
Net loss per share, basic and diluted	$(0.12)	$(0.93)
Weighted average shares used in computing net loss per share, basic and diluted	10,067,830	1,678,326

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(1,217)	$(1,561)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	29	(13)
Comprehensive loss	$(1,188)	$(1,574)

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,217)	$(1,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	817	679
Stock-based compensation	427	23
Amortization of debt issuance costs	—	34
Changes in operating assets and liabilities:
Accounts receivable	(2,439)	(1,946)
Prepaid expenses and other assets	11	(26)
Accounts payable	305	(382)
Accrued expenses and other current liabilities	(834)	(166)
Deferred revenue	706	1,470
Net cash used in operating activities	(2,224)	(1,875)
Cash flows from investing activities:
Purchase of property and equipment	(2,985)	(1,077)
Investment in intangible and other assets	(10)	(7)
Net cash used in investing activities	(2,995)	(1,084)
Cash flows from financing activities:
Proceeds from notes payable	—	1,500
Proceeds from exercise of stock options	342	5
Net cash provided by financing activities	342	1,505
Decrease in cash and cash equivalents	(4,877)	(1,454)
Effect of exchange rate on cash and cash equivalents	42	2
Cash, cash equivalents and restricted cash at beginning of year	19,597	3,895
Cash, cash equivalents and restricted cash at end of period	$14,762	$2,443

Supplemental cash flow disclosures:
Cash paid for interest	$—	$336
Supplemental disclosure of non-cash financing activities:
Issuance of warrants in connection with the issuance of notes payable to a financial institution	$—	$111
Debt origination fees included in accrued expenses and other current liabilities	$—	$30
Deferred offering costs included in other assets	$—	$731

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

Note 2. Initial Public Offering

In June 2017, the Company completed its initial public offering (“IPO”) in which the Company sold 3,220,000 shares of its common stock at a price of $11.00 per share. The Company received net proceeds of $32.4 million, after underwriting discounts and commissions, which was recorded to additional paid-in capital. The Company’s common stock commenced trading on the NASDAQ Capital Market on June 7, 2017 under the trading symbol “SSTI.”

•

Immediately prior to the IPO, all outstanding Series B-1 convertible preferred stock warrants were remeasured at fair value using the Black-Scholes model, resulting in a loss of $3.7 million, which was recorded in other expense, net.

•

Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital. All preferred stock warrants were converted into common stock warrants. In addition, the Company issued to the lead underwriter in the IPO a warrant to purchase up to 84,000 shares of its common stock. See Note 8, Convertible Preferred Stock Warrants and Common Stock Warrants, for further details regarding the warrants.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiary, ShotSpotter (Pty) Ltd. All significant intercompany transactions have been eliminated during consolidation.

The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2018 or any future period.

June 2017 Amended and Restated Certificate of Incorporation

Prior to the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved an amendment (the “Charter Amendment”) to the Pre-IPO Certificate (as defined below) and an amended and restated certificate of incorporation (“Post-IPO Certificate”) that became effective on June 12, 2017. The Charter Amendment increased the number of authorized shares of common stock from 8,600,000 to 500,000,000. Under the Post-IPO Certificate, the Company is authorized to issue two classes of stock to be designated Common Stock and Preferred Stock. See Note 6, Capital Stock, for further details regarding these classes of stock.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation expense, preferred stock warrant liabilities, and accounting for revenue recognition and income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

Revenue Recognition

The Company generates substantially all of its revenues from the sale of gunshot detection subscription services, in which gunshot data generated by Company-owned sensors and software is sold to customers through a cloud-based hosting application for a specified contract period. Typically, the initial contract period is one to five years in length. The subscription contract is generally noncancelable without cause. Generally, these service arrangements do not provide the customer with the right to take possession of the hardware or software supporting the subscription service at any time. A small portion of the Company’s revenues are generated from the delivery of setup services to install Company-owned sensors in the customer’s coverage area and other services including training and license to integrate with third-party applications.

The Company generally invoices customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. The Company generally invoices subscription service renewals for 100% of the total contract value when the renewal contract is executed. For the public safety solution, the pricing model is based on a per-square-mile basis. For security solutions, the pricing model is on a customized-site basis. As a result of the process for invoicing contracts and renewals upon execution, cash flows from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

Prior to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers ("Topic 606"), the Company recognized revenue in accordance with Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and, accordingly, when all of the following criteria were met.

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered
•	The sales price is fixed or determinable

•	Collection of the related receivable is reasonably assured

Under ASC 605, the Company recognized subscription revenues ratably over the subscription period committed by the customer and commencing when the subscription service was fully operational and ready to go live, that is, upon completion of all deliverables stated in the signed customer acceptance form, assuming all other revenue recognition criteria were met. The Company recognized revenues from setup fees ratably based on the expected customer relationship period, typically over five years, which could extend beyond the initial contract period. In determining the expected customer relationship period, the Company considered specific customer details and renewal history with similar customers. If a customer declined to renew its subscription prior to the end of five years, then the remaining setup fees were immediately recognized.

Effective January 1, 2018, after the adoption of Topic 606, the Company recognizes revenue upon the satisfaction of performance obligations. At contract inception, the Company assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company determined that the subscription services, training, and licenses to integrate with third-party applications are each distinct services that represent separate performance obligations. The setup activities are not distinct from the subscription service and are combined into the subscription service performance obligation. However, setup fees may provide a material right to the customer that has influence over the customers' decision to renew. All setup fees are assessed on a quantitative and qualitative basis to determine whether they represent a distinct performance obligation. The total contract value is allocated to each performance obligation identified based on the standalone selling price of the service. Discounts are allocated pro-rata to the identified performance obligations.

Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription. Revenues from material rights are recognized ratably over the period in which they are determined to provide a material right to the customer, which is generally three years. Revenues from training and licenses to integrate with third-party applications are recognized upon delivery which generally occurs when the subscription service is operational and ready to go live and these amounts are immaterial.

Subscription renewal fees are recognized ratably over the term of the renewal, which is typically one year. While most customers elect to renew their agreements, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to expiration. For these customers, the Company stops recognizing subscription revenues at the end of the current contract term, even though services may continue to be provided for a period of time until the renewal process is completed. Once the renewal is complete, the Company recognizes subscription revenues for the period between the expiration of the term of the agreement and the completion of the renewal process in the month in which the renewal is executed. If a customer declines to renew its subscription prior to the end of three years, then the remaining fees from material rights, if any, are immediately recognized.

As of January 1, 2018, upon the adoption of ASC 606, the Company had total short-term and long-term deferred revenue of $17.3 million. During the three months ended March 31, 2018, the Company recognized $5.7 million in revenue from the beginning deferred revenue balance and $1.2 million from new billings, and added $7.7 million to total short-term and long-term deferred revenue from new billings.

As of March 31, 2018, the Company has estimated remaining performance obligations for contractually committed revenues of $17.0 million, $12.1 million, $9.7 million, $6.8 million, and $500,000 that will be recognized during the remainder of the year ended December 31, 2018, and years ended December 31, 2019, 2020, 2021, and 2022 through 2024, respectively. The timing of revenue recognition includes estimates of go live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of March 31, 2018 and amounts under contract that will be invoiced after March 31, 2018.

During the three months ended March 31, 2018, the Company recognized revenues of $6.7 million from customers in the United States and $0.2 million from a customer in South Africa.

Topic 606 also requires the capitalization of certain incremental costs of obtaining a contract, which impacts the period in which the Company records sales commissions expense. Historically, the Company recognized sales commissions expense upfront. Under Topic 606, the Company is required to capitalize these expenses. As there are not commensurate commissions earned on renewals of the subscription services, the Company concluded that the capitalized commissions are related to subscription services provided under both the initial contract and renewal periods.  Therefore, the amortization period for the capitalized commissions is the customer life, which is determined to be five years. As the capitalized commissions are related to subscription services that are transferred over the customer's life, the Company amortizes the capitalized commissions on a straight-line basis of five years. For commissions that are earned on renewal contracts with an original duration of one year or less, the Company uses the practical expedient applicable to such commissions and recognizes the commissions as expense instead of capitalizing.

Accounts Receivable

Accounts receivable consist of trade accounts receivables from the Company’s customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivables are recorded at the invoiced amount. The Company does not require collateral or other security for accounts receivable. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses based on the historical experience. At March 31, 2018 and December 31, 2017, the Company did not have an allowance for potential credit losses as there were no estimated credit losses.

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of restricted cash, cash and cash equivalents and accounts receivable from trade customers. The Company maintains its cash deposits at two domestic financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents

Concentration of Accounts Receivable –As of March 31, 2018, one customer accounted for 30% of the Company’s accounts receivable. Fluctuations in accounts receivable result from timing of the Company’s execution of contracts and collection of related payments. As of December 31, 2017, three customers accounted for 18%, 18% and 14% of the Company’s accounts receivable.

Concentration of Revenues –For the three months ended March 31, 2018, two customers each accounted for 18% of the Company’s total revenues. For the three months ended March 31, 2017, two customers accounted for 17% and 10% of the Company’s total revenues.

Accounting Pronouncements Recently Adopted

Effective January 1, 2018, the Company adopted Topic 606. This standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Topic 606 was adopted on a modified retrospective basis and the new standard was applied only to new contracts entered into after January 1, 2018, and contracts that were not completed as of January 1, 2018. The cumulative effect of this adoption of Topic 606 as of January 1, 2018 resulted in a reduction to accumulated deficit of $3.0 million, a reduction of short-term and long-term deferred revenue of $1.2 million and the capitalization of commissions in assets of $1.8 million.

The impact from the adoption of Topic 606 was as follows:

	Three Months Ended March 31, 2018
	As Reported	Effect of Change Increase/ (Decrease)	Amounts Without Adoption of Topic 606
Revenues	$6,907	$53	$6,854
Costs	3,308	—	3,308
Gross profit	3,599	53	3,546
Sales and marketing expense	1,554	(141)	1,695
Operating loss	(1,219)	(88)	(1,307)
Net loss	(1,217)	(88)	(1,305)

	As of March 31, 2018
	As Reported	Effect of Change Increase/ (Decrease)	Amounts Without Adoption of Topic 606
Assets
Prepaid expenses and other current assets	$1,301	$553	$748
Other assets	1,556	1,417	139
Total assets	37,880	1,970	35,910
Liabilities
Deferred revenue, short term	16,477	(151)	16,628
Total current liabilities	21,398	(151)	21,549
Deferred revenue, long term	1,615	(1,100)	2,715
Total liabilities	23,111	(1,251)	24,362

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides targeted improvements to the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. Specific accounting areas addressed include equity investments and financial liabilities reported under the fair value option and valuation allowance assessment resulting from unrealized losses on available-for-sale securities. This ASU also changes certain presentation and disclosure requirements for financial instruments. This ASU is to be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. This ASU is effective for the Company as of January 1, 2018. Early adoption is permitted. The adoption of this ASU did not have any material impact on its condensed consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires entities to recognize the income tax impact of an inter-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any material impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any impact on the Company’s condensed consolidated financial statements.

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

Note 4. Details of Certain Condensed Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid software and licenses	$368	$407
Prepaid insurance	89	211
Other prepaid expenses	203	137
Deferred commissions	553	—
Other	88	84
	$1,301	$839

Accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2018	2017
Payroll liabilities	$577	$1,697
Accrued employee paid time off	558	469
Accrued commissions	90	199
Accrued ESPP	335	115
Royalties payable	129	125
Professional fees	361	328
Use and other taxes	436	406
Other	503	476
	$2,989	$3,815

Note 5. Impairment of Property and Equipment

During the year ended December 31, 2017, the Company recognized impairment expense of $0.8 million for the impairment of property and equipment relating to the remaining book value of deployed equipment in Puerto Rico and the U.S. Virgin Islands. Management concluded that the impairment charges were required because the equipment was presumed destroyed by the hurricanes in September 2017. The Company also recognized $0.9 million in revenues relating to the remaining deferred set-up fees to be recognized on contracts with customers in Puerto Rico and the U.S. Virgin Islands. Management concluded that the revenues associated with these contracts was required to be accelerated because the contracts with customers in Puerto Rico and the U.S. Virgin Islands were expired at the time of the hurricanes and all subscription services were fully delivered.

Note 6. Capital Stock

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

As of March 31, 2018, there were no shares of convertible preferred stock outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.005 and each outstanding share of common stock is entitled to one vote, as provided in the Post-IPO Certificate.

At March 31, 2018, there were 10,329,846 shares of common stock issued and outstanding. At December 31, 2017, there were 9,827,129 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005, as provided in the Post-IPO Certificate. As of March 31, 2018, there were no shares of preferred stock issued and outstanding.

Note 7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(1,217)	$(1,561)
Denominator:
Weighted-average shares outstanding, basic and diluted	10,067,830	1,678,326
Net loss per share	$(0.12)	$(0.93)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	As of March 31,
	2018	2017
Options to purchase common stock	801,397	1,308,248
Unvested restricted stock units	129,575	—
Warrants to purchase Series B-1 convertible preferred or common stock	445,611	756,731
Series B-1 convertible preferred stock (as-converted)	—	3,848,023
Series A-2 convertible preferred stock (as-converted)	—	841,730
Total	1,376,583	6,754,732

Note 8. Convertible Preferred Stock Warrants and Common Stock Warrants

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

As of March 31, 2018, the Company had the following common stock warrants issued and outstanding (in thousands, except share and per share data):

Warrant Class	Shares	Issuance Date	Price per Share	Expiration Date
Common stock warrant	165,924	July 2012	$5.8667	July 2019
Common stock warrant	38,835	August 2012	$5.8667	August 2019
Common stock warrant	156,852	February 2014	$0.1700	February 2021
Common stock warrant (1)	84,000	June 2017	$13.2000	June 2020
	445,611

(1)	This warrant was issued to the Company’s lead underwriter in connection with the IPO.

Note 9. Equity Incentive Plans

2017 Equity Incentive Plan

In May 2017, the Board and the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective in connection with the IPO. The 2017 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. A total of 2,413,659 shares of the Company’s common stock were initially reserved for issuance under the 2017 Plan, which is the sum of (1) 900,000 shares, (2) the number of shares reserved for issuance under the 2005 Plan at the time the 2017 Plan became effective and (3) shares subject to stock options or other stock awards under the 2005 Plan that would have otherwise been returned to the 2005 Plan (up to a maximum of 1,314,752 shares). Under an “evergreen” provision, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and ending on and including January 1, 2027, by of 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our Board of Directors. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under our 2017 Plan was automatically increased on January 1, 2018 by 491,356 shares, which was equal to 5% of the total number of shares of capital stock outstanding on December 31, 2017.

2005 Stock Plan

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, and shares of restricted stock.

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants will be made under the 2005 Plan.

A summary of option activities under the 2005 Plan and 2017 Plan during the three months ended March 31, 2018 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2017	1,294,128	$1.79
Granted	7,776	$23.72
Exercised	(486,588)	$0.70
Canceled	(13,919)	$3.29
Outstanding as of March 31, 2018	801,397	$2.64

During the three months ended March 31, 2018, the company granted executive management restricted stock unit (“RSU”) awards totaling 82,263 shares of common stock, with vesting terms of 35% upon the first anniversary and 21.667% on each of the three subsequent anniversaries. The fair value of $16.41 per unit was calculated using the closing stock price on the grant date.

Our equity-based incentive plans include stock options, restricted stock units and other stock awards. The number of shares available for grant under these plans was 1,419,111 as of March 31, 2018.

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

There are 200,000 shares of common stock reserved for issuance under the 2017 ESPP. In addition, the 2017 ESPP contains an “evergreen” provision which provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under our 2017 ESPP was automatically increased on January 1, 2018 by 150,000 shares.

The Company accounts for employee stock purchases made under its 2017 ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The Company values ESPP shares using the Black-Scholes model.

There were no shares issued under the 2017 ESPP during the three months ended March 31, 2018.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Costs	$57	$2
Sales and marketing	66	5
Research and development	40	7
General and administrative	264	9
Total	$427	$23

Note 10. Commitments and Contingencies

Operating Lease

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease which expires in 2021. The Company recognizes rent expense on a straight-line basis over the expected lease term. The difference between cash payments required and rent expense is recorded as deferred rent. Rent expense for the Company’s facilities was $0.1 million for both the three months ended March 31, 2018 and 2017.

The following is a schedule of future minimum lease payments under the non-cancelable operating lease at March 31, 2018 (in thousands):

2018 (remainder of year)	$252
2019	346
2020	357
2021	305
2022	—
Total	$1,260

Contingencies

On November 6, 2017, three individuals, Ken Fisher, Kevin Baxter and Fred Holmes (the “Contractors”), filed a complaint with the Superior Court of California, County of Alameda, alleging breach of contract, a breach of the implied covenant of good faith and fair dealing and violation of Section 17200 et seq. of the California Business and Professions Code, purportedly predicated on an alleged breach of Section 10b-5 of the Securities Exchange Act of 1934. The Contractors filed a First Amended Complaint on November 22, 2017, adding claims for promissory estoppel, conversion, anticipatory breach of contract, and unjust enrichment, and then sought a writ of attachment over damages, which the court denied on December 21, 2017. The Contractors subsequently filed a motion seeking leave of court to file a Second Amended Complaint (“SAC”) on January 26, 2017. The motion was granted and on March 2, 2018 the Contractors filed a SAC asserting claims for breach of contract, anticipatory breach of contract, breach of the implied covenant, and conversion. The Contractors have filed another motion for leave to amend to file a Third Amended Complaint (“TAC”), which will be heard on June 14, 2018. The proposed TAC alleges breach of contract, breach of the covenant of good faith and fair dealing, conversion, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, violation of Section 17200 et seq. of the California Business and Professions Code, Material Misrepresentations in Violation of Cal. Civ. Code § 1710, Negligent Misrepresentation, Fraudulent Concealment, violation of S.E.C. Rule 701 and 17 C.F.R. § 230.701, and Rescission. The basis of the Contractors current and pending claims is that they were entitled to be granted options to purchase 350,000 shares of our common stock on the basis of a term sheet between us and the Contractors signed in July 2007. The Contractors claim that our subsequent one-for-five and one-for-17 reverse stock splits should not apply to their option awards. On the basis of their allegations, the Defendants have petitioned for approximately $6.5 million in damages, punitive damages, and other costs and expenses, including attorneys’ fees. We believe that the Contractors’ claims are without merit and intend to dispute them vigorously.

The Company may become subject to legal proceedings, as well as demands and claims that arise in the normal course of our business. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

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

Note 11. Subsequent Events

In April 2018, the Company issued 268,294 shares of common stock upon the exercise of common stock warrants for an aggregate cash payment of $1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and other financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in 2017 Annual report on form 10-K, filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on March 28, 2018 (“Annual Report”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We generate annual subscription revenues from the deployment of our public safety solution on a per-square-mile basis. As of March 31, 2018, we had 79 public safety customers with coverage areas of approximately 550 square miles in 90 cities and municipalities across the United States and South Africa, including three of the ten largest cities in the United States. As of March 31, 2018, we had eight security customers covering nine higher-education campuses, of which seven customers had their solutions fully deployed on eight campuses.

We enter into subscription agreements on a term basis that typically range from one to five years in duration, with the majority having a contract term of one year. Substantially all of our sales are to governmental agencies and universities which often undertake a prolonged contract evaluation process that affects the size or the timing of our sales contracts and may likewise increase our customer acquisition costs. For a discussion of the risks associated with our sales cycle, see risks entitled “Our sales cycle can be unpredictable, time-consuming and costly, and our inability to successfully complete sales could harm our business” and “Because we generally recognize our subscription revenues ratably over the term of our contract with a customer, fluctuations in sales will not be fully reflected in our operating results until future periods” in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

We rely on a limited number of suppliers and contract manufacturers to produce components of our solutions. We have no long-term contracts with these manufacturers and purchase from them on a purchase-order basis. Our outsourced manufacturers generally procure the components directly from third-party suppliers. Although we use a limited number of suppliers and contract manufacturers, we believe that we could find alternate suppliers or manufacturers if circumstances required us to do so, in part because a significant portion of the components required by our solutions is available off the shelf. For a discussion of the risks associated with our limited number of suppliers, see risk entitled “We rely on a limited number of suppliers and contract manufacturers, and our proprietary ShotSpotter sensors are manufactured by a single contract manufacturer” in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

We generated revenues of $6.9 million and $4.6 million for the three months ended March 31, 2018 and 2017, respectively, a year-over-year increase of 51%. Revenues from our ShotSpotter Flex public safety solution during the three months ended March 31, 2018 and 2017 represented approximately 99% and 98% of total revenues, respectively. Our two current largest customers, the City of Chicago and the City of New York, each accounted for 18% of our total revenues for the three months ended March 31, 2018. For the three months ended March 31, 2017, our two largest customers were the City of New York and the Puerto Rico Housing Administration, representing 17% and 10%, respectively, of our total revenues for the three months ended March 31, 2017. As a result of widespread destruction caused by hurricanes in the fall of 2017 in Puerto Rico and the U.S. Virgin Islands, in September 2017, we discontinued our service to our customers in those locations.

For the three months ended March 31, 2018 and 2017, revenues generated within the United States (including, for the three months ended March 31, 2017, Puerto Rico and the U.S. Virgin Islands) accounted for $6.7 million and $4.4 million, or 97% and 96% of total revenues, respectively, and $0.2 million for both three months ended March 2018 and 2017, was derived from our customer located in South Africa.

We have not yet achieved profitability and had net losses of $1.2 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. Our accumulated deficit was $95.8 million and $97.6 million as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and 2017 we went “live” on 47 and 29 net new square miles of coverage, respectively. In each case, the increase in coverage was achieved through a combination of expansion with existing customers and new customers.

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

This metric, presented below for the three months ended March 31, 2018 and 2017, is calculated on a quarterly basis using internal data and may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended
	March 31,
	2018	2017
Net new "go-live" square miles added	47	29

Components of Results of Operations

Presentation of Financial Statements

Our condensed consolidated financial statements include the accounts of our wholly-owned South African subsidiary, ShotSpotter (Pty) Ltd. All intercompany balances and transactions have been eliminated in consolidation.

Revenues

We derive substantially all of our revenues from subscription services. We recognize subscription fees ratably, on a straight-line basis, over the term of the subscription, which for new customers is typically initially one to three years in length. Customer contracts include one-time set-up fees for the set-up of our sensors in the customer’s coverage areas, training and third-party integration licenses. If the set-up fees are deemed to be a material right, they are recognized ratably over three years. Training and third-party integration license fees are recognized upon delivery.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, and administrative personnel, legal, accounting and other professional services fees, other corporate expenses and allocated overhead. We have recently incurred additional expenses in expanding our operations and for our IPO, and will continue to incur additional expenses as we operate as a public company, including increased personnel, legal, insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months March 31,
		As a % of		As a % of	Change
	2018	Revenues	2017	Revenues	$	%
Revenues	$6,907	100%	$4,562	100%	$2,345	51%
Costs
Cost of revenues	3,308	48%	2,675	59%	633	24%
Total costs	3,308	48%	2,675	59%	633	24%
Gross profit	3,599	52%	1,887	41%	1,712	91%
Operating expenses:
Sales and marketing	1,554	22%	1,108	24%	446	40%
Research and development	1,236	18%	1,034	23%	202	20%
General and administrative	2,028	29%	930	20%	1,098	118%
Total operating expenses	4,818	70%	3,072	67%	1,746	57%
Loss from operations	(1,219)	(18%)	(1,185)	(26%)	(34)	3%
Other income (expense), net	28	—	(376)	(8%)	404	(107%)
Provision for income taxes	(26)	—	—	—	(26)	100%
Net loss	$(1,217)	(18%)	$(1,561)	(34%)	$344	(22%)

Revenues

The increase of $2.3 million was primarily attributable to the expansions of existing customer coverage areas and an increase in new customers.

Costs

The increase of $0.6 million was due primarily to $0.4 million increase in overhead expenses, due to an increase in employee headcount since March 31, 2017, and $0.1 million increase in depreciation expense associated with expansions in existing customer coverage areas.

Gross margin increased by 11 percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

The increase of $0.4 million was primarily due to an increase of $0.2 million in salaries, commissions and stock-based compensation expense associated with expansion of our sales, marketing and customer success organization.

Research and Development Expense

The increase of $0.2 million was due primarily to an increase in personnel and recruiting expenses due to the hiring of new personnel since March 31, 2017.

General and Administrative Expense

The increase of $1.1 million was due to a $0.8 million increase in legal and accounting fees associated with operating as a public company and litigation expenses, a $0.2 million increase in salaries, benefits and bonuses resulting from an increase in hiring new personnel, and a $0.1 million increase in director and officer insurance premium.

Other Expense (expense), Net

The decrease of $0.4 million in the three months ended March 31, 2018 was due to the decrease in interest expense due to repayment of all of our outstanding debt balances during the year ended December 31, 2017.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended March 31, 2018, our provision for income taxes consists of the foreign taxes only.

 Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $14.7 million as of March 31, 2018.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table presents a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,224)	$(1,875)
Investing activities	(2,995)	(1,084)
Financing activities	342	1,505
Net change in cash and cash equivalents	$(4,877)	$(1,454)

Operating Activities

For standard customer deployments, we typically achieve cash flow breakeven, on a direct variable cost-basis, in less than a year from the date of execution of the contract. Our net loss and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, sales and marketing expenses, and our ability to bill and collect in a timely manner.

Operating activities used $2.2 million in the three months ended March 31, 2018 was primarily from an increase in accounts receivable of $2.4 million and net loss of $1.2 million partially offset by $0.8 million in depreciation and amortization, and a $0.7 million increase in deferred revenue from new customers and contract renewals with existing customers.

Operating activities used $1.9 million during the three months ended March 31, 2017, primarily from our net loss of $1.6 million and $1.0 million in cash used as a result of changes in operating assets and liabilities, partially offset by non-cash charges aggregating $0.7 million, primarily from depreciation and amortization. The change in operating assets and liabilities reflected a $1.9 million increase in accounts receivable due to increase in billings from customers renewing their contracts in the first quarter of 2017, and a $0.4 million decrease in accounts payable, partially offset by a $1.5 million increase in deferred revenues from new customers and contract renewals with existing customers.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $3.0 million and $1.1 million in the three months ended March 31, 2018 and 2017, respectively, primarily for property and equipment expenditures to install our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes borrowings under our term loan and proceeds from the exercise of stock options.

Financing activities provided $0.3 million in the three months ended March 31, 2018, primarily from the proceeds from exercise of stock options.

Financing activities provided $1.5 million in cash during the three months ended March 31, 2017 from our term loan of $1.5 million.

Contractual Obligations and Commitments

There were no material changes during the three months ended March 31, 2018 to the contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report on Form 10-K. See Note 10, Commitments and Contingencies, to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding commitments.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For the significant or material changes in our critical accounting policies during the three months ended March 31, 2018, see Note 3, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the three months ended March 31, 2018, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2017 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. As a result of the adoption of the new standard, we have implemented changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 6, 2017, three individuals, Ken Fisher, Kevin Baxter and Fred Holmes (the “Contractors”), filed a complaint with the Superior Court of California, County of Alameda, alleging breach of contract, a breach of the implied covenant of good faith and fair dealing and violation of Section 17200 et seq. of the California Business and Professions Code, purportedly predicated on an alleged breach of Section 10b-5 of the Securities Exchange Act of 1934. The Contractors filed a First Amended Complaint on November 22, 2017, adding claims for promissory estoppel, conversion, anticipatory breach of contract, and unjust enrichment, and then sought a writ of attachment over damages, which the court denied on December 21, 2017. The Contractors subsequently filed a motion seeking leave of court to file a Second Amended Complaint (“SAC”) on January 26, 2017. The motion was granted and on March 2, 2018 the Contractors filed a SAC asserting claims for breach of contract, anticipatory breach of contract, breach of the implied covenant, and conversion. The Contractors have filed another motion for leave to amend to file a Third Amended Complaint (“TAC”), which will be heard on June 14, 2018. The proposed TAC alleges breach of contract, breach of the covenant of good faith and fair dealing, conversion, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, violation of Section 17200 et seq. of the California Business and Professions Code, Material Misrepresentations in Violation of Cal. Civ. Code § 1710, Negligent Misrepresentation, Fraudulent Concealment, violation of S.E.C. Rule 701 and 17 C.F.R. § 230.701, and Rescission. The basis of the Contractors current and pending claims is that they were entitled to be granted options to purchase 350,000 shares of our common stock on the basis of a term sheet between us and the Contractors signed in July 2007. The Contractors claim that our subsequent one-for-five and one-for-17 reverse stock splits should not apply to their option awards. On the basis of their allegations, the Defendants have petitioned for approximately $6.5 million in damages, punitive damages, and other costs and expenses, including attorneys’ fees. We believe that the Contractors’ claims are without merit and intend to dispute them vigorously.

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

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes, before deciding whether to purchase shares of our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017. If any of the following risks is realized, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. You should carefully consider these risk factors, together with all of the other information included in this report as well as our other publicly available filings with the SEC.

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

Our ability to increase revenues will depend in large part on our existing public safety solution customers renewing their annual subscriptions and expanding their mileage coverage. Most of our ShotSpotter Flex customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. If our existing customers do not renew their subscriptions, our revenues may decrease. However, some customers may choose to not renew or reduce their coverage. For example, as a result of widespread destruction caused by recent hurricanes in Puerto Rico and the U.S. Virgin Islands, in September 2017, we discontinued our service to our customers in coverage areas in those locations and we classified the contracts as expired because the customers were no longer live. The Housing Authority of Puerto Rico was historically one of our largest customers. We cannot be certain when or if our customers in Puerto Rico and the U.S. Virgin Islands will recover their infrastructure and become live customers again. If other existing customers do not choose to renew or expand their coverage areas, our revenues will not grow as we anticipate.

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

We have posted a net loss in each year since inception and, had net losses of $1.2 million and $1.6 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $95.8 million. We are not certain whether or when we will obtain a high enough volume of sales of our solutions to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

The majority of our installed ShotSpotter sensors use third-generation (“3G”), cellular communications and we will continue to deploy 3G enabled sensors in the future. Certain wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. We will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services, the timing of which is uncertain. These sensor replacements will require significant capital expenditures and may also divert management’s attention and other important resources away from our customer service and sales efforts for new customers. We are currently deploying a ShotSpotter sensor that uses fourth-generation (4G) Long-Term Evolution (LTE) wireless technology. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, operating results and financial condition could be materially and adversely affected.

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

Our revenues are primarily generated from subscriptions to our solutions. With the exception of a small number of legacy customers, our customers do not have the right to take possession of our equipment or software platform. Revenues from subscriptions to our software platform is recognized ratably over the subscription period beginning on the date that the subscription is made available to the customer, which we refer to as the “go-live” date. Historically, revenues from additional fees such as setup and training was recognized ratably over the estimated customer life beginning on the go-live date. Beginning on January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the result of which, among other things, is that such training fees will instead be recognized upon delivery and setup fees are recognized ratably over three years if they are deemed to be a material right. For more information about ASC Topic 606, see Note 3, Summary of Significant Accounting Policies, to our condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q. Our agreements with our customers typically range from one to five years. As a result, much of the revenues that we report in each quarter are attributable to agreements entered into during previous quarters. Consequently, a decline in sales, customer renewals or market acceptance of our solutions in any one quarter would not necessarily be fully reflected in the revenues in that quarter, and would negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers generally are recognized over the applicable agreement term. Our subscription-based approach may result in uneven recognition of revenues.

We recognize subscription revenues over the term of a subscription agreement. Once we enter into a contract with a customer, there is a delay until we begin recognizing revenues while we survey the coverage areas, obtain any required consents for installation, and install and calibrate our sensors, which together can take up to several months or more. We begin recognizing revenues from a sale only when all of these steps are complete and the solution is live.

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

For example, in May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). We adopted Topic 606 starting on January 1, 2018. Changes to accounting principles or our accounting policies on our financial statements going forward are difficult to predict, could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, were we to change our critical accounting estimates, including the timing of recognition of subscription and professional services revenues and other revenue sources, our results of operations could be significantly impacted.

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

As of March 31, 2018, we had 29 U.S. patents directed to our technologies, as well as one granted patent in Israel. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license three other U.S. patents from one or more third parties. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, (“IPO”), in June 2017 at a price of $11.00 per share, our stock price has ranged from an intraday low of $9.33 to an intraday high of $33.19 through May 8, 2018.

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

Approximately 5.3 million shares of our common stock as of April 30, 2018 have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In addition, non-affiliates have the ability to sell shares of our common stock in the open market or through block trades without subject to volume restrictions under Rule 144 of the Securities Act. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock. In the event a large number of shares of common stock are sold in the public market, such share sales could reduce the trading price of our common stock.

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

We used $13.7 million of the net proceeds from our IPO during the year ended December 31, 2017 for the repayment of all of our outstanding indebtedness, including early termination fees. We have used, are using and intend to continue to use the remaining net proceeds for working capital and general corporate purposes, including sales and marketing activities, general and administrative matters and capital expenditures. In addition, we may use a portion of the net proceeds we received from our IPO for the acquisition of, or strategic investment in, technologies, solutions or businesses that complement our business, although we currently have no present commitments or agreements to enter into any such acquisition or investment. Our management will have considerable discretion in the application of these remaining net proceeds, and you will not have the opportunity, to assess whether the proceeds are being used appropriately. Such proceeds may be used for purposes that do not increase the value of our business, which could cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

On January 8, 2018, we issued 157 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

January 30, 2018, we issued 850 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 14, 2018, 26 shares of common stock were issued to a holder of one of our outstanding warrants upon the exercise of warrants for cash of $153. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 13, 2018, we issued 15,096 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

During the quarter ended March 31, 2018, approximately $4.9 million was used for working capital and general corporate purposes.

Item 6. Exhibits

A list of exhibits is set forth below.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017
10.1*	Offer Letter between ShotSpotter, Inc and Sam Klepper dated March 2, 2018.					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Extension Schema Document					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SHOTSPOTTER, INC.

Date: May 10, 2018	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: May 10, 2018	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer