Form 10-Q
period 2018-06-30
SHOTSPOTTER, INC
filed 2018-08-08
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, the registrant had 10,772,311 shares of common stock, $0.005 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,811	$19,567
Accounts receivable and unbilled revenue	6,359	3,928
Prepaid expenses and other current assets	1,704	839
Restricted cash	60	30
Total current assets	22,934	24,364
Property and equipment, net	15,134	11,596
Intangible assets, net	95	95
Other assets	1,662	143
Total assets	$39,825	$36,198
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,732	$1,627
Deferred revenue, short-term	16,230	15,780
Accrued expenses and other current liabilities	3,127	3,815
Total current liabilities	22,089	21,222
Deferred revenue, long-term	1,212	2,710
Other liabilities	91	104
Total liabilities	23,392	24,036
Stockholders' equity:
Common stock	53	48
Additional paid-in capital	112,639	109,708
Accumulated deficit	(96,156)	(97,595)
Accumulated other comprehensive income (loss)	(103)	1
Total stockholders' equity	16,433	12,162
Total liabilities and stockholders' equity	$39,825	$36,198

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$8,927	$5,836	$15,834	$10,398
Costs
Cost of revenues	3,589	2,687	6,897	5,362
Impairment of property and equipment	361	—	361	—
Total costs	3,950	2,687	7,258	5,362
Gross profit	4,977	3,149	8,576	5,036

Operating expenses
Sales and marketing	2,195	1,369	3,749	2,477
Research and development	1,255	928	2,491	1,962
General and administrative	1,824	971	3,852	1,901
Total operating expenses	5,274	3,268	10,092	6,340
Operating loss	(297)	(119)	(1,516)	(1,304)
Other income (expense), net
Remeasurement of convertible preferred stock warrant liability	—	(3,725)	—	(3,725)
Interest income (expense), net	22	(445)	49	(810)
Other expense, net	(76)	(17)	(75)	(28)
Total other income (expense), net	(54)	(4,187)	(26)	(4,563)
Loss before income taxes	(351)	(4,306)	(1,542)	(5,867)
Provision for income taxes	18	—	44	—
Net loss	$(369)	$(4,306)	$(1,586)	$(5,867)
Net loss per share, basic and diluted	$(0.03)	$(1.16)	$(0.15)	$(2.19)
Weighted average shares used in computing net loss per share, basic and diluted	10,589,038	3,724,760	10,329,874	2,678,787

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(369)	$(4,306)	$(1,586)	$(5,867)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(133)	(6)	(104)	(19)
Comprehensive loss	$(502)	$(4,312)	$(1,690)	$(5,886)

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,586)	$(5,867)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,775	1,408
Impairment of property and equipment	361	—
Stock-based compensation	1,075	75
Amortization of debt issuance costs	—	84
Remeasurement of convertible preferred stock warrant liability	—	3,725
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(2,431)	(666)
Prepaid expenses and other assets	(568)	(201)
Accounts payable	1,105	(307)
Accrued expenses and other current liabilities	(701)	(216)
Deferred revenue	134	3,049
Net cash provided by (used in) operating activities	(836)	1,084
Cash flows from investing activities:
Purchase of property and equipment	(5,643)	(2,870)
Investment in intangible and other assets	(26)	(24)
Net cash used in investing activities	(5,669)	(2,894)
Cash flows from financing activities:
Proceeds from initial public offering, net of commissions and discounts	—	32,426
Proceeds from notes payable	—	1,500
Payment of debt issuance costs	—	(30)
Payments of offering costs	—	(846)
Proceeds from exercise of stock options	450	10
Proceeds from exercise of warrants	989	—
Proceeds from Employee Stock Purchase Plan	421	—
Net cash provided by financing activities	1,860	33,060
Increase (decrease) in cash and cash equivalents	(4,645)	31,250
Effect of exchange rate on cash and cash equivalents	(81)	5
Cash, cash equivalents and restricted cash at beginning of year	19,597	3,895
Cash, cash equivalents and restricted cash at end of period	$14,871	$35,150

Supplemental cash flow disclosures:
Cash paid for interest	$—	$721
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock into common stock		$42,075
Reclassification of convertible preferred stock warrant liability into additional paid-in capital	$—	$5,711
Issuance of warrants in connection with the issuance of notes payable to a financial institution	$—	$111
Deferred offering costs included in other assets	$66	$986

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

The condensed consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis.

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

As of January 1, 2018, upon the adoption of ASC 606, the Company had total short-term and long-term deferred revenue of $17.3 million. During the three months ended June 30, 2018, the Company recognized $6.4 million in revenue from the beginning deferred revenue balance and $2.3 million from new billings, and added $8.1 million to total short-term and long-term deferred revenue from new billings. During the six months ended June 30, 2018, the Company recognized $11.7 million in revenue from beginning deferred revenue of $18.1 million and $3.9 million from new billings, and added $15.8 million to total short-term and long-term deferred revenue from new billings.

As of June 30, 2018, the Company has estimated remaining performance obligations for contractually committed revenues of $12.8 million, $14.8 million, $11.0 million, $7.6 million, and $600,000 that will be recognized during the remainder of the year ended December 31, 2018, and years ended December 31, 2019, 2020, 2021, and 2022 through 2024, respectively. The timing of revenue recognition includes estimates of go live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of June 30, 2018 and amounts under contract that will be invoiced after June 30, 2018.

During the three months ended June 30, 2018, the Company recognized revenues of $8.7 million from customers in the United States and $0.2 million from a customer in South Africa.

During the six months ended June 30, 2018, the Company recognized revenues of $15.3 million from customers in the United States and $0.5 million from a customer in South Africa.

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

Accounts Receivable, net

Accounts receivable consist of trade accounts receivables from the Company’s customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivable may include unbilled amounts which are under contract but are not yet billable. Accounts receivables are recorded at the invoiced amount. The Company does not require collateral or other security for accounts receivable. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses based on the historical experience. At June 30, 2018 and December 31, 2017, the Company did not have an allowance for potential credit losses as there were no estimated credit losses.

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of restricted cash, cash and cash equivalents and accounts receivable from trade customers. The Company maintains its cash deposits at two domestic financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents

Concentration of Accounts Receivable –As of June 30, 2018, two customers accounted for 31% and 25% of the Company’s accounts receivable. Fluctuations in accounts receivable result from timing of the Company’s execution of contracts and collection of related payments. As of December 31, 2017, three customers accounted for 18%, 18% and 14% of the Company’s accounts receivable.

Concentration of Revenues –For the three months ended June 30, 2018, two customers accounted for 24% and 14% of the Company’s total revenues. For the three months ended June 30, 2017, one customer accounted for 17% of the Company’s total revenues.

For the six months ended June 30, 2018, two customers accounted for 22% and 16% of the Company’s total revenues. For the six months ended June 30, 2017, one customer accounted for 17% of the Company’s total revenues.

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

The impact from the adoption of Topic 606 was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Effect of Change Increase/ (Decrease)	Amounts Without Adoption of Topic 606	As Reported	Effect of Change Increase/ (Decrease)	Amounts Without Adoption of Topic 606
Revenues	$8,927	$69	$8,858	$15,834	$122	$15,712
Costs	3,950	—	3,950	7,258	—	7,258
Gross profit	4,977	69	4,908	8,576	122	8,454
Sales and marketing expense	2,195	(116)	2,311	3,749	(257)	4,006
Operating loss	(297)	(185)	(482)	(1,516)	(379)	(1,895)
Net loss	(369)	(185)	(554)	(1,586)	(379)	(1,965)

	As of June 30, 2018
	As Reported	Effect of Change Increase/ (Decrease)	Amounts Without Adoption of Topic 606
Assets
Prepaid expenses and other current assets	$1,704	$564	$1,140
Other assets	1,662	1,460	202
Total assets	39,825	2,024	37,801
Liabilities
Deferred revenue, short term	16,230	515	15,715
Total current liabilities	22,089	515	21,574
Deferred revenue, long term	1,212	(1,182)	2,394
Total liabilities	23,392	(667)	24,059

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

Note 4. Details of Certain Condensed Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid software and licenses	$332	$407
Prepaid insurance	580	211
Other prepaid expenses	150	137
Deferred commissions	564	—
Other	78	84
	$1,704	$839

Other assets (in thousands):

	June 30,	December 31,
	2018	2017

Deferred commissions	$1,460	$—
Other	202	143
	$1,662	$143

Accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2018	2017
Payroll liabilities	$1,136	$1,697
Accrued employee paid time off	564	469
Accrued commissions	180	199
Accrued ESPP	91	115
Royalties payable	143	125
Professional fees	160	328
Use and other taxes	400	406
Other	453	476
	$3,127	$3,815

Note 5. Impairment of Property and Equipment

During the three months ended June 30, 2018 the Company recognized the expense of $0.4 million for the impairment of property and equipment relating to the remaining book value of indoor sensor networks installed at certain security customers.

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

As of June 30, 2018, there were no shares of convertible preferred stock outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.005 and each outstanding share of common stock is entitled to one vote, as provided in the Post-IPO Certificate.

At June 30, 2018, there were 10,759,719 shares of common stock issued and outstanding. At December 31, 2017, there were 9,827,129 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005, as provided in the Post-IPO Certificate. As of June 30, 2018, there were no shares of preferred stock issued and outstanding.

Note 7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(369)	$(4,306)	$(1,586)	$(5,867)
Denominator:
Weighted-average shares outstanding, basic and diluted	10,589,038	3,724,760	10,329,874	2,678,787
Net loss per share	$(0.03)	$(1.16)	$(0.15)	$(2.19)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	As of June 30,
	2018	2017
Options to purchase common stock	828,822	1,303,336
Unvested restricted stock units	110,764	—
Warrants to purchase Series B-1 convertible preferred or common stock	173,110	714,596
Total	1,112,696	2,017,932

Note 8. Convertible Preferred Stock Warrants and Common Stock Warrants

 Immediately prior to the Company’s IPO, all outstanding Series B-1 convertible preferred stock warrants were remeasured to their fair value, using the Black-Scholes model. Refer to Note 3, Summary of Significant Accounting Policies, to the notes to the consolidated financial statement included in the final prospectus for our initial public offering dated as of on June 8, 2017 and filed with the SEC pursuant to Rule 424(b)(4) (the “Prospectus”) for a description of the valuation method. The final remeasurement of the convertible preferred stock warrant liability resulted in a $3.7 million loss which was recorded to other expense, net.

Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital. All convertible preferred stock warrants were converted into common stock warrants. In addition, the Company issued to the lead underwriter in the IPO a warrant to purchase up to 84,000 shares of its common stock.

As of June 30, 2018, the Company had the following common stock warrants issued and outstanding (in thousands, except share and per share data):

Warrant Class	Shares	Issuance Date	Price per Share	Expiration Date
Common stock warrant	3,766	July 2012	$5.8667	July 2019
Common stock warrant	34,628	August 2012	$5.8667	August 2019
Common stock warrant	50,716	February 2014	$0.1700	February 2021
Common stock warrant (1)	84,000	June 2017	$13.2000	June 2020
	173,110

(1)	This warrant was issued to the Company’s lead underwriter in connection with the IPO.

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

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants will be made under the 2005 Plan.

A summary of option activities under the 2005 Plan and 2017 Plan during the six months ended June 30, 2018 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2017	1,294,128	$1.79
Granted	102,746	$28.80
Exercised	(553,216)	$0.81
Canceled	(14,836)	$4.11
Outstanding as of June 30, 2018	828,822	$5.75

During the six months ended June 30, 2018, the Company granted executive management restricted stock unit (“RSU”) awards totaling 92,883 shares of common stock, with vesting terms of 35% upon the first anniversary and

21.667% on each of the three subsequent anniversaries. The weighted average fair value of $17.87 per unit was calculated using the closing stock price on the grant dates.

During the six months ended June 30, 2018, the Company granted directors RSU awards totaling 17,881 shares of common stock. The fair value of $28.45 per unit was calculated using the closing price on the grant date.

Our 2017 Plan include stock options, restricted stock units and other stock awards. The number of shares available for grant under these plans was 1,296,557 as of June 30, 2018.

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

There were 43,624 shares issued under the 2017 ESPP during the six months ended June 30, 2018.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$75	$9	$132	$10
Sales and marketing	199	15	265	20
Research and development	68	9	108	16
General and administrative	306	19	570	29
Total	$648	$52	$1,075	$75

Note 10. Commitments and Contingencies

Operating Lease

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease which expires in 2021. The Company recognizes rent expense on a straight-line basis over the expected lease term. The difference between cash payments required and rent expense is recorded as deferred rent. Rent expense for the Company’s facilities was $0.1 million for both the three months ended June 30, 2018 and 2017. Rent expense for the Company’s facilities was $0.2 million for both the six months ended June 30, 2018 and 2017.

The following is a schedule of future minimum lease payments under the non-cancelable operating lease at June 30, 2018 (in thousands):

2018 (remainder of year)	$185
2019	352
2020	357
2021	304
2022	—
Total	$1,198

Contingencies

On November 6, 2017, three individuals, Ken Fisher, Kevin Baxter and Fred Holmes (the “Contractors”), filed a complaint with the Superior Court of California, County of Alameda, alleging breach of contract, a breach of the implied covenant of good faith and fair dealing and violation of Section 17200 et seq. of the California Business and Professions Code, purportedly predicated on an alleged breach of Section 10b-5 of the Securities Exchange Act of 1934. On the basis of these allegations, the Contractors petitioned for approximately $6.5 million in damages. The Contractors filed a First Amended Complaint on November 22, 2017, adding claims for promissory estoppel, conversion, anticipatory breach of contract, and unjust enrichment. The Contractors then sought a writ of attachment in regards to their alleged damages, which the court denied on December 21, 2017. The Contractors subsequently filed a motion seeking leave of court to file a Second Amended Complaint (“SAC”) on January 26, 2017. The motion was granted and on March 2, 2018 the Contractors filed a SAC asserting claims for breach of contract, anticipatory breach of contract, breach of the implied covenant, and conversion. On April 26, 2018, the Contractors filed a motion for leave to file a Third Amended Complaint (“TAC”). The Court granted the motion, and on June 14, 2018, the Contractors filed a TAC alleging breach of contract, breach of the covenant of good faith and fair dealing, conversion, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, violation of Section 17200 et seq. of the California Business and Professions Code, Material Misrepresentations in Violation of Cal. Civ. Code § 1710, Negligent Misrepresentation, Fraudulent Concealment, violation of S.E.C. Rule 701 and 17 C.F.R. § 230.701, and Rescission. The TAC alleges that the Contractors were entitled to be granted options to purchase more than 250,000 shares of our common stock on the basis of a term sheet between us and the Contractors signed in July 2007. The Contractors claim that our subsequent one-for-five and one-for-17 reverse stock splits should not apply to their option awards. On the basis of their allegations, the Contractors have petitioned for damages, including punitive damages, and other costs and expenses, including attorneys’ fees. The parties recently agreed to participate in a private mediation in an effort to resolve the dispute. We believe that the Contractors’ claims are without merit and intend to dispute them vigorously.

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

We generate annual subscription revenues from the deployment of our public safety solution on a per-square-mile basis. As of June 30, 2018, we had coverage areas of over 630 square miles, which included 91 cities and 10 campuses/ sites across the United States and South Africa, including three of the ten largest cities in the United States, of which 583 miles have gone live.

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

We generated revenues of $8.9 million and $5.8 million for the three months ended June 30, 2018 and 2017, respectively, a year-over-year increase of 53%. Revenues from our ShotSpotter Flex public safety solution during the three months ended June 30, 2018 and 2017 represented approximately 98% and 96% of total revenues, respectively. Our two current largest customers, the City of Chicago and the City of New York, accounted for 24% and 14%, respectively, of our total revenues for the three months ended June 30, 2018. For the three months ended June 30, 2017, our largest customer was the City of New York, representing 17% of our total revenues for that period. As a result of widespread destruction caused by hurricanes in the fall of 2017 in Puerto Rico and the U.S. Virgin Islands, in September 2017, we discontinued our service to our customers in those locations.

For the three months ended June 30, 2018 and 2017, revenues generated within the United States (including, for the three months ended June 30, 2017, Puerto Rico and the U.S. Virgin Islands) accounted for $8.7 million and $4.4 million, or 98% and 96% of total revenues, respectively, and $0.2 million for both three months ended June 30, 2018 and 2017, was derived from our customer located in South Africa.

We generated revenues of $15.8 million and $10.4 million for the six months ended June 30, 2018 and 2017, respectively, a year-over-year increase of 52%. Revenues from our ShotSpotter Flex public safety solution during the six months ended June 30, 2018 and 2017 represented approximately 98% and 96% of total revenues, respectively. Our two current largest customers, the City of Chicago and the City of New York, accounted for 22% and 16%, respectively, of our total revenues for the six months ended June 30, 2018. For the six months ended June 30, 2017, our largest customer was the City of New York, representing 17% of our total revenues for that period. As a result of widespread destruction caused by hurricanes in the fall of 2017 in Puerto Rico and the U.S. Virgin Islands, in September 2017, we discontinued our service to our customers in those locations.

For the six months ended June 30, 2018 and 2017, revenues generated within the United States (including, for the six months ended June 30, 2017, Puerto Rico and the U.S. Virgin Islands) accounted for $15.3 million and $10.2 million, or 97% and 96% of total revenues, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively, was derived from our customer located in South Africa.

We have not yet achieved profitability and had net losses of $0.4 million and $4.3 million for the three months ended June 30, 2018 and 2017, respectively, and $1.6 million and $5.9 million for the six months ended June 30, 2018 and 2017, respectively. Our accumulated deficit was $96.2 million and $97.6 million as of June 30, 2018 and December 31, 2017, respectively.

During the three and six months ended June 30, 2018 we went “live” on 61 and 108 net new square miles of coverage, respectively. In each case, the increase in coverage was achieved through a combination of expansion with existing customers and new customers.

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for gunshot detection solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming and the fact that our typical sales cycle is often very long and can be costly. To combat these challenges, we invest in research and development, increase awareness of our solutions, and hire additional sales representatives to drive sales in order to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion, particularly for our ShotSpotter Flex solution.

We will also focus on expanding our business by increasing sales of our security solutions. By developing additional solutions through SST SecureCampus and ShotSpotter SiteSecure, we believe that our potential for growth has increased and that we are still in the early stages of penetrating the market for our security solutions. Our ability to penetrate these new markets will depend on the quality of our solutions and their perceived value as a risk management tool, as well as our ability to design our solutions to meet the demands of these customers. If these security solution markets do not develop as we expect, our revenues may not grow at the rate we expect. We see much greater opportunity in outdoor coverage and have made the strategic decision to no longer include indoor coverage as part of our service offering. However, we were recently awarded a patent on indoor sensor technology and we are evaluating the most effective way to leverage that patent, which may include partnering with established indoor players to offer a complete solution where there is demand.

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

Net New “Go-Live” Miles

We focus on net new “go live” miles as a key quarterly business metric to measure our operational performance and inform strategic decisions. Net new “go-live” square miles represent the square miles covered by deployments that were formally approved by customers during the quarter, both from initial and expanded customer deployments, net of square miles that ceased to be “live” during the quarter due to customer cancellations. New square miles include deployed square miles that may have been sold, or booked, in prior quarters. We focus on net new “go-live” miles as a key quarterly business metric to measure our operational performance and inform strategic decisions.

This metric, presented below for the three and six months ended June 30, 2018 and 2017, is calculated on a quarterly basis using internal data and may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net new "go-live" square miles added	61	44	108	74

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

We will continue to invest in research and development to leverage our large and growing database of acoustic events, which includes those from both gunfire and non-gunfire. We also intend to leverage third-party artificial intelligence and our own evolving cognitive and analytical applications to improve the efficiency of our solutions, which may include internal software applications, data analysis, event routing and customer outputs. Certain of these applications and outputs may expand the platform of services that we will be able to offer our customers.

General and Administrative

General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, and administrative personnel, legal, accounting and other professional services fees, other corporate expenses and allocated overhead. We have recently incurred additional expenses in expanding our operations and for our initial public offering (“IPO”), and will continue to incur additional expenses as we operate as a public company, including increased personnel, legal, insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations.

In the near term, we expect our general and administrative expenses to increase significantly in absolute dollars as we grow our business, support our operations as a public company and increase our headcount.

Other Expense, Net

Other expense, net, consists primarily of interest expense on our outstanding debt net of interest income, and losses from the remeasurement of our convertible preferred stock warrant liability and losses from early extinguishment of debt. The convertible preferred stock warrant liability was reclassified into additional paid-in capital upon our IPO and will no longer be remeasured at each balance sheet date.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
		As a % of		As a % of	Change
	2018	Revenues	2017	Revenues	$	%
Revenues	$8,927	100%	$5,836	100%	$3,091	53%
Costs
Cost of revenues	3,589	40%	2,687	46%	902	34%
Impairment of property and equipment	361	4%	—	—	361	100%
Total costs	3,950	44%	2,687	46%	1,263	47%
Gross profit	4,977	56%	3,149	54%	1,828	58%
Operating expenses:
Sales and marketing	2,195	25%	1,369	23%	826	60%
Research and development	1,255	14%	928	16%	327	35%
General and administrative	1,824	20%	971	17%	853	88%
Total operating expenses	5,274	59%	3,268	56%	2,006	61%
Loss from operations	(297)	(3%)	(119)	(2%)	(178)	150%
Other expense, net	(54)	(1%)	(4,187)	(72%)	4,133	(99%)
Provision for income taxes	(18)	(0%)	—	—	(18)	100%
Net loss	$(369)	(4%)	$(4,306)	(74%)	$3,937	(91%)

Revenues

The increase of $3.1 million was primarily attributable both to the expansion of existing customer coverage areas and an increase in new customers.

Costs

The increase of $1.3 million was due primarily to a $0.2 million increase in overhead expenses, due to an increase in employee headcount since June 30, 2017, and a $0.4 million impairment charge to expense the remaining net book value of indoor sensor networks installed at certain security customers.

Gross margin increased by 2 percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

The increase of $0.8 million was primarily due to an increase of $0.5 million in salaries, commissions and stock-based compensation expense associated with expansion of our sales, marketing and customer success organization.

Research and Development Expense

The increase of $0.3 million was due primarily to an increase in personnel and recruiting expenses due to the hiring of new personnel since June 30, 2017.

General and Administrative Expense

The increase of $0.9 million was due to a $0.6 million increase in legal, accounting and other outside services fees associated with operating as a public company and litigation expenses and a $0.1 million increase in insurance premiums for director and officer liability insurance.

Other Expense, Net

The decrease of $4.1 million in the three months ended June 30, 2018 was due to the final remeasurement of the preferred stock warrant liability immediately prior to our IPO that resulted in a $3.7 million charge in June 2017 and the decrease in interest expense due to repayment of all of our outstanding debt balances during the year ended December 31, 2017.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended June 30, 2018, our provision for income taxes consists of the foreign taxes only.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table sets forth our selected condensed consolidated statements of operations data for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
		As a % of		As a % of	Change
	2018	Revenues	2017	Revenues	$	%
Revenues	$15,834	100%	$10,398	100%	$5,436	52%
Costs
Cost of revenues	6,897	44%	5,362	52%	1,535	29%
Impairment of property and equipment	361	2%	—	—	361	100%
Total costs	7,258	46%	5,362	52%	1,896	35%
Gross profit	8,576	54%	5,036	48%	3,540	70%
Operating expenses:
Sales and marketing	3,749	24%	2,477	24%	1,272	51%
Research and development	2,491	16%	1,962	19%	529	27%
General and administrative	3,852	24%	1,901	18%	1,951	103%
Total operating expenses	10,092	64%	6,340	61%	3,752	59%
Loss from operations	(1,516)	(10%)	(1,304)	(13%)	(212)	16%
Other expense, net	(26)	(0%)	(4,563)	(44%)	4,537	(99%)
Provision for income taxes	(44)	(0%)	—	—	(44)	100%
Net loss	$(1,586)	(10%)	$(5,867)	(56%)	$4,281	(73%)

Revenues

The increase of $5.4 million was primarily attributable both to the expansion of existing customer coverage areas and an increase in new customers.

Costs

The increase of $1.9 million was due primarily to a $0.4 million impairment charge to expense the remaining net book value of indoor sensor networks installed at certain security customers, a $0.2 million increase in telecommunication expenses, a $0.2 million increase in overhead expenses, due to an increase in employee headcount since June 30, 2017, and a $0.3 million increase in depreciation expense associated with expansions in existing customer coverage areas.

Gross margin increased by 6 percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

The increase of $1.3 million was primarily due to an increase of $0.8 million in salaries, commissions and stock-based compensation expense associated with expansion of our sales, marketing and customer success organization.

Research and Development Expense

The increase of $0.5 million was due primarily to an increase in personnel and recruiting expenses due to the hiring of new personnel since June 30, 2017.

General and Administrative Expense

The increase of $2.0 million was due to a $1.0 million increase in legal and accounting fees associated with operating as a public company and litigation expenses, a $0.4 million increase in the total directors’ compensation, a $0.2 million increase in salaries, benefits and bonuses resulting from an increase in hiring new personnel, and a $0.1 million increase in insurance premiums for director and officer liability insurance.

Other Expense, Net

The decrease of $4.5 million in the six months ended June 30, 2018 was due to the final remeasurement of the preferred stock warrant liability immediately prior to our IPO that resulted in a $3.7 million charge in June 2017 and the decrease in interest expense due to repayment of all of our outstanding debt balances during the year ended December 31, 2017.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the six months ended June 30, 2018, our provision for income taxes consists of the foreign taxes only.

 Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $14.8 million as of June 30, 2018.

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

In September 2017, we voluntarily repaid our outstanding borrowing of $13.5 million under a promissory note previously issued by the Company (the “2015 Term Note”).

Cash Flows

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table presents a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(836)	$1,084
Investing activities	(5,669)	(2,894)
Financing activities	1,860	33,060
Net change in cash and cash equivalents	$(4,645)	$31,250

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

Operating activities used $0.9 million in the six months ended June 30, 2018 primarily from an increase in accounts receivable of $2.2 million and net loss of $1.6 million partially offset by $1.8 million in depreciation and amortization, and $1.1 million in stock-based compensation.

Operating activities provided $1.1 million in the six months ended June 30, 2017, primarily from non-cash items aggregating $5.3 million and net cash inflow from changes in operating assets and liabilities aggregating $1.7 million, partially offset by our net loss of $5.9 million. Non-cash items reflected $3.7 million from the remeasurement of the convertible preferred stock warrant liability and $1.4 million for depreciation and amortization. The change in operating assets and liabilities reflected an increase of $3.0 million in deferred revenue as a result of new customer contracts and renewals, which was partially offset by an increase of $0.7 million in accounts receivable due to an increase in billings from customers renewing their contracts during the period, a decrease of $0.3 million in accounts payable due to timing of payments to our vendors, and an increase of $0.2 million in prepaid expenses and other assets, primarily for prepaid insurance.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $5.7 million and $2.9 million in the six months ended June 30, 2018 and 2017, respectively, primarily for property and equipment expenditures to install our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes borrowings under our term loan and proceeds from the exercise of warrants and stock options.

Financing activities provided $1.9 million in the six months ended June 30, 2018, primarily from the proceeds from exercise of warrants and stock options.

Financing activities provided $33.1 million in the six months ended June 30, 2017, primarily from $32.4 million in net proceeds from our IPO, and $1.5 million in borrowing under our 2015 Term Note, which was partly offset by $0.8 million in payments for IPO-related costs.

Contractual Obligations and Commitments

There were no material changes during the six months ended June 30, 2018 to the contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report on Form 10-K. See Note 10, Commitments and Contingencies, to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding commitments.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For the significant or material changes in our critical accounting policies during the six months ended June 30, 2018, see Note 3, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the three and six months ended June 30, 2018, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2017 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 6, 2017, three individuals, Ken Fisher, Kevin Baxter and Fred Holmes (the “Contractors”), filed a complaint with the Superior Court of California, County of Alameda, alleging breach of contract, a breach of the implied covenant of good faith and fair dealing and violation of Section 17200 et seq. of the California Business and Professions Code, purportedly predicated on an alleged breach of Section 10b-5 of the Securities Exchange Act of 1934. On the basis of these allegations, the Contractors petitioned for approximately $6.5 million in damages. The Contractors filed a First Amended Complaint on November 22, 2017, adding claims for promissory estoppel, conversion, anticipatory breach of contract, and unjust enrichment.  The Contractors then sought a writ of attachment in regards to their alleged damages, which the court denied on December 21, 2017. The Contractors subsequently filed a motion seeking leave of court to file a Second Amended Complaint (“SAC”) on January 26, 2017. The motion was granted and on March 2, 2018 the Contractors filed a SAC asserting claims for breach of contract, anticipatory breach of contract, breach of the implied covenant, and conversion. On April 26, 2018, the Contractors filed a motion for leave to file a Third Amended Complaint (“TAC”). The Court granted the motion, and on June 14, 2018, the Contractors filed a TAC alleging breach of contract, breach of the covenant of good faith and fair dealing, conversion, violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, violation of Section 17200 et seq. of the California Business and Professions Code, Material Misrepresentations in Violation of Cal. Civ. Code § 1710, Negligent Misrepresentation, Fraudulent Concealment, violation of S.E.C. Rule 701 and 17 C.F.R. § 230.701, and Rescission. The TAC alleges that the Contractors were entitled to be granted options to purchase more than 250,000 shares of our common stock on the basis of a term sheet between us and the Contractors signed in July 2007. The Contractors claim that our subsequent one-for-five and one-for-17 reverse stock splits should not apply to their option awards. On the basis of their allegations, the Contractors have petitioned for damages, including punitive damages, and other costs and expenses, including attorneys’ fees. The parties recently agreed to participate in a private mediation in an effort to resolve the dispute. We believe that the Contractors’ claims are without merit and intend to dispute them vigorously.

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

Part of our growth strategy depends on our ability to increase sales of our security solutions and add new customers for our public safety solution in markets outside of the United States. Any new market into which we attempt to sell our solutions may not be receptive. For example, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering has been limited. We see much greater opportunity in outdoor coverage and have made the strategic decision to no longer include indoor coverage as part of our service offering. However, we were recently awarded a patent on indoor sensor technology and we are evaluating the most effective way to leverage that intellectual property, which may include partnering with established indoor players to offer a complete solution where there is a demand.

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

In addition, IRC is located in a single facility. Although the functions of our IRC can be performed remotely, any interruption or delay in service from our IRC, such as from a communications or power outage, could limit our ability deliver our solutions. In addition, it may become increasingly difficult to maintain and improve the performance of our solutions, especially during peak usage times as the capacity of our IRC operations reaches its limits. If there is an interruption or delay in service from our IRC and a gunshot is detected but not reviewed in the allotted time, our software will queue the incident for off line review. This may result in delayed notifications to our customers and as a result, we could experience a decline in customer satisfaction with our solutions and our reputation and growth prospects could be harmed.

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

We have posted a net loss in each year since inception and, had net losses of $0.4 million and $4.3 million during the three months ended June 30, 2018 and 2017, respectively, and $1.6 million and $5.9 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $96.2 million. We are not certain whether or when we will obtain a high enough volume of sales of our solutions to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

The market for security solutions for university campuses, corporate campuses and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence, in addition to indoor gunshot detection companies with which we compete. Because there are several possible uses of funds for campus security needs, we may face increased challenges in demonstrating or distinguishing the benefits of SST SecureCampus and ShotSpotter SiteSecure, our security solutions. In particular, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering has been limited. We expect future customer deployments for our security solutions to consist primarily of outdoor gunshot detection deployments. We see much greater opportunity in outdoor coverage and have made the strategic decision to no longer include indoor coverage as part of our service offering.

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

The majority of our installed ShotSpotter sensors use third-generation (“3G”), cellular communications. Certain wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. We will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services, the timing of which is uncertain. These sensor replacements will require significant capital expenditures and may also divert management’s attention and other important resources away from our customer service and sales efforts for new customers. We are currently deploying a ShotSpotter sensor that uses fourth-generation (4G) Long-Term Evolution (LTE) wireless technology. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, operating results and financial condition could be materially and adversely affected.

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

We recognize subscription revenues over the term of a subscription agreement. Once we enter into a contract with a customer, there is a delay until we begin recognizing revenues while we survey the coverage areas, obtain any required consents for installation, and install our sensors, which together can take up to several months or more. We begin recognizing revenues from a sale only when all of these steps are complete and the solution is live.

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

We are currently facing a lawsuit from three former contractors who allege a breach of contract, conversion, unjust enrichment, promissory estoppel and other related claims that they are entitled to receive options to purchase more than 250,000 shares of our common stock and have petitioned for “millions of dollars” in damages and other costs and expenses. Addressing this claim will require management attention and resources. While we believe these claims are without merit and are disputing them vigorously, we cannot provide assurance as to the outcome of this matter.

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

As of June 30, 2018, we had 29 U.S. patents directed to our technologies, as well as one granted patent in Israel. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license three other U.S. patents from one or more third parties. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO, in June 2017 at a price of $11.00 per share, our stock price has ranged from an intraday low of $9.33 to an intraday high of $45.22 through August 2, 2018.

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

Approximately 5.3 million shares of our common stock as of June 30, 2018 have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities including approximately 3.3 million shares that were registered in connection with the Registration Statement on Form S-3 that became effective on July 27, 2018. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In addition, non-affiliates have the ability to sell shares of our common stock in the open market or through block trades without subject to volume restrictions under Rule 144 of the Securities Act. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock. In the event a large number of shares of common stock are sold in the public market, such share sales could reduce the trading price of our common stock.

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

On May 10, 2018, we issued 52 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 14, 2018, we issued 632 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 15, 2018, we issued 105 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 4, 2018, we issued 2,544 shares of common stock were issued to a holder of one of our outstanding warrants upon the exercise of warrants for cash of $14,925. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 26, 2018, we issued 26 shares of common stock were issued to a holder of one of our outstanding warrants upon the exercise of warrants for cash of $153. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 29, 2018, we issued 656 shares of common stock were issued to a holder of one of our outstanding warrants upon the exercise of warrants for cash of $3,849. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

During the six months ended June 30, 2018, approximately $4.7 million was used for working capital and general corporate purposes.

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

SHOTSPOTTER, INC.

Date: August 8, 2018	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: August 8, 2018	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer