Form 10-Q
period 2018-09-30
SHOTSPOTTER, INC
filed 2018-11-14
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2018, the registrant had 10,821,747 shares of common stock, $0.005 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,348	$19,567
Accounts receivable and unbilled revenue	7,400	3,928
Prepaid expenses and other current assets	1,598	839
Restricted cash	60	30
Total current assets	25,406	24,364
Property and equipment, net	15,668	11,596
Intangible assets, net	91	95
Other assets	2,079	143
Total assets	$43,244	$36,198
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,342	$1,627
Deferred revenue, short-term	19,170	15,780
Accrued expenses and other current liabilities	4,691	3,815
Total current liabilities	26,203	21,222
Deferred revenue, long-term	1,177	2,710
Other liabilities	85	104
Total liabilities	27,465	24,036
Stockholders' equity:
Common stock	54	48
Additional paid-in capital	113,458	109,708
Accumulated deficit	(97,598)	(97,595)
Accumulated other comprehensive income (loss)	(135)	1
Total stockholders' equity	15,779	12,162
Total liabilities and stockholders' equity	$43,244	$36,198

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$9,211	$6,846	$25,045	$17,244
Costs
Cost of revenues	3,898	2,791	10,795	8,154
Impairment of property and equipment	271	666	632	666
Total costs	4,169	3,457	11,427	8,820
Gross profit	5,042	3,389	13,618	8,424

Operating expenses
Sales and marketing	2,453	1,792	6,202	4,269
Research and development	1,196	1,063	3,687	3,024
General and administrative	2,912	1,305	6,764	3,206
Total operating expenses	6,561	4,160	16,653	10,499
Operating loss	(1,519)	(771)	(3,035)	(2,075)
Other income (expense), net
Remeasurement of convertible preferred stock warrant liability	—	—	—	(3,725)
Loss on early extinguishment of debt	—	(479)	—	(479)
Interest income (expense), net	23	(358)	72	(1,167)
Other expense, net	(21)	(3)	(96)	(31)
Total other income (expense), net	2	(840)	(24)	(5,402)
Loss before income taxes	(1,517)	(1,611)	(3,059)	(7,477)
Provision (benefit) for income taxes	(76)	—	(32)	—
Net loss	$(1,441)	$(1,611)	$(3,027)	$(7,477)
Net loss per share, basic and diluted	$(0.13)	$(0.17)	$(0.29)	$(1.49)
Weighted average shares used in computing net loss per share, basic and diluted	10,780,996	9,619,659	10,481,901	5,016,825

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(1,441)	$(1,611)	$(3,027)	$(7,477)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(32)	(2)	(136)	(21)
Comprehensive loss	$(1,473)	$(1,613)	$(3,163)	$(7,498)

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,027)	$(7,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,766	2,274
Impairment of property and equipment	632	666
Stock-based compensation	1,823	306
Amortization of debt issuance costs	—	132
Remeasurement of convertible preferred stock warrant liability	—	3,725
Loss on early extinguishment of debt	—	479
Provision for doubtful accounts	—	140
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(3,472)	(3,735)
Prepaid expenses and other assets	(891)	(263)
Accounts payable	715	429
Accrued expenses and other current liabilities	860	486
Deferred revenue	3,109	4,398
Net cash provided by operating activities	2,515	1,560
Cash flows from investing activities:
Purchase of property and equipment	(7,426)	(4,547)
Investment in intangible and other assets	(36)	(55)
Net cash used in investing activities	(7,462)	(4,602)
Cash flows from financing activities:
Proceeds from initial public offering, net of commissions and discounts	—	32,426
Proceeds from notes payable	—	1,500
Repayment of notes payable	—	(13,500)
Payment of debt issuance costs	—	(30)
Payment of line of credit costs	(10)	—
Payment of debt extinguishment costs	—	(149)
Payment of offering costs	—	(1,858)
Proceeds from exercise of stock options	523	41
Proceeds from exercise of warrants	988	—
Proceeds from employee stock purchase plan	421	—
Net cash provided by financing activities	1,922	18,430
Increase (decrease) in cash, cash equivalents and restricted cash	(3,025)	15,388
Effect of exchange rate on cash and cash equivalents	(164)	2
Cash, cash equivalents and restricted cash at beginning of period	19,597	3,895
Cash, cash equivalents and restricted cash at end of period	$16,408	$19,285

Supplemental cash flow disclosures:
Cash paid for interest	$—	$1,235
Supplemental disclosure of non-cash financing activities:
Conversion of convertible preferred stock into common stock	$—	$42,575
Reclassification of convertible preferred stock warrant liability into additional paid-in capital	$—	$5,711
Issuance of warrants in connection with the issuance of notes payable to a financial institution	$—	$111
Deferred offering costs included in other assets	$249	$13
Line of credit costs included in other assets	$91	$—

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement to help deter gun violence and make cities, campuses and facilities safer. The company’s flagship product, ShotSpotter Flex, is the leading gunshot detection, location and forensic system trusted by more than 90 cities. ShotSpotter Missions (formerly HunchLab) uses artificial intelligence-driven analysis to help strategically plan patrol missions and tactics for maximum crime deterrence. The Company offers its software solutions on a SaaS-based subscription model to its customers.

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

Prior to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), the Company recognized revenue in accordance with Accounting Standard Codification (“ASC”) 605, Revenue Recognition, and, accordingly, when all of the following criteria were met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;
•	The sales price is fixed or determinable; and

•	Collection of the related receivable is reasonably assured.

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

As of January 1, 2018, upon the adoption of Topic 606, the Company had total short-term and long-term deferred revenue of $17.3 million. During the three months ended September 30, 2018, the Company recognized $5.9 million in revenue from the beginning deferred revenue of $17.4 million and $3.1 million from new billings, and added $12.1 million to total short-term and long-term deferred revenue from new billings. During the nine months ended September 30, 2018, the Company recognized $13.9 million in revenue from the beginning deferred revenue of $18.5 million and $10.8 million from new billings, and added $27.9 million to total short-term and long-term deferred revenue from new billings.

As of September 30, 2018, the Company has estimated remaining performance obligations for contractually committed revenues of $9.0 million, $27.0 million, $20.8 million, $14.2 million, and $600,000 that will be recognized during the remainder of the year ended December 31, 2018, and years ended December 31, 2019, 2020, 2021, and 2022 through 2024, respectively. The timing of revenue recognition includes estimates of go live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of September 30, 2018 and amounts under contract that will be invoiced after September 30, 2018.

During the three months ended September 30, 2018, the Company recognized revenues of $9.0 million from customers in the United States and $0.2 million from a customer in South Africa.

During the nine months ended September 30, 2018, the Company recognized revenues of $24.3 million from customers in the United States and $0.7 million from a customer in South Africa.

Topic 606 also requires the capitalization of certain incremental costs of obtaining a contract, which impacts the period in which the Company records sales commissions expense. Historically, the Company recognized sales commissions expense upfront. Under Topic 606, the Company is required to capitalize these expenses. As there are not commensurate commissions earned on renewals of the subscription services, the Company concluded that the capitalized commissions are related to subscription services provided under both the initial contract and renewal periods. Therefore, the amortization period for the capitalized commissions is the customer life, which is determined to be five years. As the capitalized commissions are related to subscription services that are transferred over the customer's life, the Company amortizes the capitalized commissions on a straight-line basis of five years. For commissions that are earned on renewal contracts with an original duration of one year or less, the Company uses the practical expedient applicable to such commissions and recognizes the commissions immediately as expense instead of capitalizing.

Accounts Receivable, net

Accounts receivable, net consist of trade accounts receivables from the Company’s customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivable may include unbilled amounts which are under contract but are not yet billable. Accounts receivables are recorded at the invoiced amount. The Company does not require collateral or other security for accounts receivable. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses based on the historical experience. At September 30, 2018 and December 31, 2017, the Company did not have an allowance for potential credit losses as there were no estimated credit losses.

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of restricted cash, cash and cash equivalents and accounts receivable from trade customers. The Company maintains its cash deposits at two domestic financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents

Concentration of Accounts Receivable –As of September 30, 2018, one customer accounted for 58% of the Company’s accounts receivable. Fluctuations in accounts receivable result from timing of the Company’s execution of contracts and collection of related payments. As of December 31, 2017, three customers accounted for 18%, 18% and 14% of the Company’s accounts receivable.

Concentration of Revenues –For the three months ended September 30, 2018, two customers accounted for 23% and 15% of the Company’s total revenues. For the three months ended September 30, 2017, two customers accounted for 17% and 14% of the Company’s total revenues.

For the nine months September 30, 2018, two customers accounted for 22% and 15% of the Company’s total revenues. For the nine months ended September 30, 2017, two customers accounted for 18% and 10% of the Company’s total revenues.

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

The impact from the adoption of Topic 606 was as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Effect of Change Increase/ (Decrease)	Amounts Without Adoption of Topic 606	As Reported	Effect of Change Increase/ (Decrease)	Amounts Without Adoption of Topic 606
Revenues	$9,211	$174	$9,037	$25,045	$296	$24,749
Costs	4,169	—	4,169	11,427	—	11,427
Gross profit	5,042	174	4,868	13,618	296	13,322
Sales and marketing expense	2,453	(200)	2,653	6,202	(457)	6,659
Operating loss	(1,519)	(374)	(1,893)	(3,035)	(753)	(3,788)
Net loss	(1,441)	(374)	(1,815)	(3,027)	(753)	(3,780)

	As of September 30, 2018
	As Reported	Effect of Change Increase/ (Decrease)	Amounts Without Adoption of Topic 606
Assets
Prepaid expenses and other current assets	$1,598	$614	$984
Other assets	2,079	1,599	480
Total assets	43,244	2,213	41,031
Liabilities
Deferred revenue, short term	19,170	(558)	19,728
Total current liabilities	26,203	(558)	26,761
Deferred revenue, long term	1,177	(900)	2,077
Total liabilities	27,465	(1,458)	28,923

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides targeted improvements to the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. Specific accounting areas addressed include equity investments and financial liabilities reported under the fair value option and valuation allowance assessment resulting from unrealized losses on available-for-sale securities. This ASU also changes certain presentation and disclosure requirements for financial instruments. This ASU is to be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any impact on the Company’s condensed consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of 12 months. This ASU is to be adopted using a modified retrospective approach, including a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. This ASU is effective for the Company as of January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its condensed consolidated financial statements and related disclosures. The Company expects the asset leased under its headquarters office operating lease will be capitalized on the balance sheet upon adoption of this ASU.

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

Note 4. Details of Certain Condensed Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid software and licenses	$298	$407
Prepaid insurance	436	211
Other prepaid expenses	175	137
Deferred commissions	614	—
Other	75	84
	$1,598	$839

Other assets (in thousands):

	September 30,	December 31,
	2018	2017

Deferred commissions	$1,599	$—
Other	480	143
	$2,079	$143

Accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2018	2017
Payroll liabilities	$1,618	$1,697
Accrued employee paid time off	580	469
Accrued commissions	109	199
Accrued ESPP	383	115
Royalties payable	108	125
Professional fees	283	328
Use and other taxes	256	406
Other	1,354	476
	$4,691	$3,815

Note 5. Impairment of Property and Equipment

During the three months ended September 30, 2018, the Company recognized impairment expense of $0.3 million for the impairment of property and equipment relating to the remaining book value of indoor sensor inventory.

During the nine months ended September 30, 2018, the Company recognized impairment expense of $0.6 million for the impairment of property and equipment relating to the remaining book value of indoor sensor inventory and indoor sensor networks installed at certain security customers.

During the three and nine months ended September 30, 2017, the Company recognized impairment expense of $0.7 million for the impairment of property and equipment primarily relating to the remaining book value of deployed equipment in Puerto Rico and the U.S. Virgin Islands. Management concluded that the impairment charges were required because the equipment was presumed destroyed by the hurricanes in September 2017. The Company also recognized $0.9 million in revenues relating to the remaining deferred set-up fees to be recognized on contracts with customers in Puerto Rico and the U.S. Virgin Islands. Management concluded that the revenues associated with these contracts were required to be accelerated because the contracts with customers in Puerto Rico and the U.S. Virgin Islands were expired at the time of the hurricanes and all subscription services were fully delivered.

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

As of September 30, 2018, there were no shares of convertible preferred stock outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.005 and each outstanding share of common stock is entitled to one vote, as provided in the Post-IPO Certificate.

At September 30, 2018, there were 10,803,710 shares of common stock issued and outstanding. At December 31, 2017, there were 9,827,129 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005, as provided in the Post-IPO Certificate. As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued and outstanding.

Note 7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(1,441)	$(1,611)	$(3,027)	$(7,477)
Denominator:
Weighted-average shares outstanding, basic and diluted	10,780,996	9,619,659	10,481,901	5,016,825
Net loss per share	$(0.13)	$(0.17)	$(0.29)	$(1.49)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	As of September 30,
	2018	2017
Options to purchase common stock	824,481	1,287,977
Unvested restricted stock units	110,764	44,238
Warrants to purchase common stock	166,014	714,596
Total	1,101,259	2,046,811

Note 8. Convertible Preferred Stock Warrants and Common Stock Warrants

 Immediately prior to the Company’s IPO, all outstanding Series B-1 convertible preferred stock warrants were remeasured to their fair value, using the Black-Scholes model. Refer to Note 3, Summary of Significant Accounting Policies, to the notes to the consolidated financial statement included in the final prospectus for our initial public offering dated as of on June 8, 2017 and filed with the SEC pursuant to Rule 424(b)(4) for a description of the valuation method. The final remeasurement of the convertible preferred stock warrant liability resulted in a $3.7 million loss, which was recorded to other expense, net.

Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital. All convertible preferred stock warrants were converted into common stock warrants. In addition, the Company issued to the lead underwriter in the IPO a warrant to purchase up to 84,000 shares of its common stock.

As of September 30, 2018, the Company had the following common stock warrants issued and outstanding (in thousands, except share and per share data):

Warrant Class	Shares	Issuance Date	Price per Share	Expiration Date
Common stock warrant	3,766	July 2012	$5.8667	July 2019
Common stock warrant	27,532	August 2012	$5.8667	August 2019
Common stock warrant	50,716	February 2014	$0.1700	February 2021
Common stock warrant (1)	84,000	June 2017	$13.2000	June 2020
	166,014

(1)	This warrant was issued to the Company’s lead underwriter in connection with the IPO.

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

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants will be made under the 2005 Plan.

A summary of option activities under the 2005 Plan and 2017 Plan during the nine months ended September 30, 2018 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2017	1,294,128	$1.79
Granted	140,746	$33.82
Exercised	(591,038)	$0.88
Canceled	(19,355)	$5.34
Outstanding as of September 30, 2018	824,481	$7.83

During the nine months ended September 30, 2018, the Company granted executive management restricted stock unit (“RSU”) awards totaling 92,883 shares of common stock, with vesting terms of 35% upon the first anniversary and 21.667% on each of the three subsequent anniversaries. The weighted average fair value of $17.87 per unit was calculated using the closing stock price on the grant dates.

During the nine months ended September 30, 2018, the Company granted directors RSU awards totaling 17,881 shares of common stock. The fair value of $28.45 per unit was calculated using the closing price on the grant date.

Our 2017 Plan include stock options, restricted stock units and other stock awards. The number of shares available for grant under these plans was 1,263,076 as of September 30, 2018.

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

There were 43,624 shares issued under the 2017 ESPP during the nine months ended September 30, 2018.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$97	$33	$229	$43
Sales and marketing	273	54	538	74
Research and development	98	26	206	42
General and administrative	280	118	850	147
Total	$748	$231	$1,823	$306

Note 10. Commitments and Contingencies

Operating Lease

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease which expires in 2021. The Company recognizes rent expense on a straight-line basis over the expected lease term. The difference between cash payments required and rent expense is recorded as deferred rent. Rent expense for the Company’s facilities was $0.1 million for both the three months ended September 30, 2018 and 2017. Rent expense for the Company’s facilities was $0.3 million for both the nine months ended September 30, 2018 and 2017.

The following is a schedule of future minimum lease payments under the non-cancelable operating lease at September 30, 2018 (in thousands):

2018 (remainder of year)	$93
2019	352
2020	357
2021	304
2022	—
Total	$1,106

Contingencies

On November 6, 2017, three individuals, Ken Fisher, Kevin Baxter and Fred Holmes (the “Contractors”), filed a complaint with the Superior Court of California, County of Alameda, alleging breach of contract, a breach of the implied covenant of good faith and fair dealing and violation of Section 17200 et seq. of the California Business and Professions Code, purportedly predicated on an alleged breach of Section 10b-5 of the Securities Exchange Act of 1934. On October 4, 2018, the parties reached a binding settlement pursuant to which the Company paid a cash amount to the Contractors. The Company recognized the settlement payment in general and administrative expense during the three and nine months ended September 30, 2018, as the amount was both probable and could be estimated. The Contractors filed a Notice of Unconditional Settlement on October 9, 2018, which gives them 45 days from October 4, 2018 to file a request for dismissal.

On August 28, 2018, Silvon S. Simmons (the "Plaintiff") amended a complaint against the City of Rochester, New York and various city employees, with the United States District Court, Western District of New York, to add the Company and employees as a defendant alleging conspiracy to violate plaintiff's civil rights, denial of the right to a fair trial, and malicious prosecution.   The Plaintiff claims that the Company colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff's conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney's fees.  The Company believes that the Plaintiff's claims are without merit and are disputing them vigorously.

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

Note 11. Debt

On September 27, 2018, the Company entered into a Credit Agreement with Umpqua Bank (the “Umpqua Credit Agreement”), which allows the Company to borrow up to $10.0 million under a revolving loan facility (the “Revolving Facility”). The Company intends to use the Revolving Facility for general working capital purposes. Borrowings under the Umpqua Credit Agreement are secured by substantially all of the assets of the Company. The Umpqua Credit Agreement includes a letter of credit subfacility of up to $3.0 million.  Any amounts outstanding under the letter of credit subfacility reduce the amount available for the Company to borrow under the Revolving Facility.

Borrowings under the Umpqua Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) a base rate, which fluctuates daily and is the greater of (a) the prime rate in effect as of any date of determination and (b) the daily LIBOR rate as of such date of determination plus 1.0% per annum, or (2) a LIBOR rate, which can be for a period of 30, 60 or 90 days at the Company’s option and is equal to the published rate in the Wall Street Journal for such 30-, 60- or 90-day period two business days prior to the commencement of such period, in each case plus 2.0% per annum.  The Company will be required to repay all amounts outstanding under the Umpqua Credit Agreement on September 27, 2020 or earlier if the Umpqua Credit Agreement is terminated prior to such date. The Umpqua Credit Agreement also includes an uncommitted incremental facility provision that would allow the Company, subject to satisfaction of certain conditions, including approval by Umpqua Bank, to increase the Revolving Facility up to a total of $25.0 million.

Borrowings under the Umpqua Credit Agreement are secured by substantially all the assets of the Company. Additionally, the terms of the Umpqua Credit Agreement include certain financial covenants and various negative covenants.

There were no borrowings outstanding as of September 30, 2018.

Note 12. Subsequent Events

On October 3, 2018, the Company acquired certain technology, referred to as HunchLab, and related assets from Azavea Inc., a Philadelphia-based technology company. The purchase consideration includes $1.7 million in cash and a contingent earnout payable in cash for up to $750,000 based on HunchLab’s revenues generated over three year period following the acquisition date. The Company is still gathering information for the purchase price allocation for this acquisition. Acquisition-related expenses totaled $0.2 million. The Company used existing cash on hand to fund the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations, together with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, together with the financial statements and accompanying notes and other financial information, including the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2017 Annual Report on form 10-K, filed with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on March 28, 2018 (“Annual Report”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings, including the Annual Report. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are the leader in gunfire detection, location and incident-specific forensic analysis solutions that assist police and security personnel in their efforts to deter gun violence. We offer our software solutions on a SaaS-based subscription model to customers around the world with current customers located in the United States and South Africa. Our public safety solution, ShotSpotter Flex, is deployed in urban, high-crime areas to help deter gun violence by accurately detecting and locating gunshots and sending near real-time alerts to law enforcement. ShotSpotter® Missions™ (formerly HunchLab) uses artificial intelligence-driven analysis to help strategically plan patrol missions and tactics for maximum crime deterrence. Our security solutions, SST SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities and first responders of an active-shooter event almost immediately.

Our solutions consist of our highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors and communication networks. The speed and accuracy of our solutions enable rapid response by law enforcement and security personnel, increase the chances of apprehending the shooter, aid in evidentiary collection and can serve as an overall deterrent. When a potential gunfire incident is detected by our sensors, our software precisely locates where the incident occurred. An alert containing critical information about the incident is transmitted directly to law enforcement or security personnel through any computer and to iPhone or Android mobile devices.

We generate annual subscription revenues from the deployment of our public safety solution on a per-square-mile basis. As of September 30, 2018, we had coverage areas under contract of approximately 650 square miles, which included 95 cities and 10 campuses/ sites across the United States and South Africa, including three of the ten largest cities in the United States, of which 619 miles have gone live.

We enter into subscription agreements on a term basis that typically range from one to five years in duration, with the majority having a contract term of one year. Substantially all of our sales are to governmental agencies and universities, which often undertake a prolonged contract evaluation process that affects the size or the timing of our sales contracts and may likewise increase our customer acquisition costs. For a discussion of the risks associated with our sales cycle, see risks entitled “Our sales cycle can be unpredictable, time-consuming and costly, and our inability to successfully complete sales could harm our business” and “Because we generally recognize our subscription revenues ratably over the term of our contract with a customer, fluctuations in sales will not be fully reflected in our operating results until future periods” in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

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

We generated revenues of $9.2 million and $6.8 million for the three months ended September 30, 2018 and 2017, respectively, a year-over-year increase of 35%. Revenues from our ShotSpotter Flex public safety solution during the three months ended September 30, 2018 and 2017 represented approximately 95% and 99% of total revenues, respectively. Our two current largest customers, the City of Chicago and the City of New York, accounted for 23% and 15%, respectively, of our total revenues for the three months ended September 30, 2018. For the three months ended September 30, 2017, our two largest customers were the City of New York and Puerto Rico Housing Administration, representing 17% and 14%, respectively, of our total revenues for that period. As a result of widespread destruction caused by hurricanes in the fall of 2017 in Puerto Rico and the U.S. Virgin Islands, in September 2017, we discontinued our service to our customers in those locations.

For the three months ended September 30, 2018 and 2017, revenues generated within the United States (including, for the three months ended September 30, 2017, Puerto Rico and the U.S. Virgin Islands) accounted for $9.0 million and $6.6 million, or 98% and 97% of total revenues, respectively, and $0.2 million for both three months ended September 30, 2018 and 2017, was derived from our customer located in South Africa.

We generated revenues of $25.0 million and $17.2 million for the nine months ended September 30, 2018 and 2017, respectively, a year-over-year increase of 45%. Revenues from our ShotSpotter Flex public safety solution during the nine months ended September 30, 2018 and 2017 represented approximately 96% and 97% of total revenues, respectively. Our two current largest customers, the City of Chicago and the City of New York, accounted for 22% and 15%, respectively, of our total revenues for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, our two largest customers were the City of New York and Puerto Rico Housing Administration, each representing 12% of our total revenues for that period. As a result of widespread destruction caused by hurricanes in the fall of 2017 in Puerto Rico and the U.S. Virgin Islands, in September 2017, we discontinued our service to our customers in those locations.

For the nine months ended September 30, 2018 and 2017, revenues generated within the United States (including, for the nine months ended September 30, 2017, Puerto Rico and the U.S. Virgin Islands) accounted for $24.3 million and $16.6 million, or 97% of total revenues for both periods, and $0.7 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively, was derived from our customer located in South Africa.

We have not yet achieved profitability and had net losses of $1.4 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and $3.0 million and $7.5 million for the nine months ended September 30, 2018 and 2017, respectively. Our accumulated deficit was $97.6 million as of both September 30, 2018 and December 31, 2017.

During the three and nine months ended September 30, 2018 we went “live” on 36 and 144 net new square miles of coverage, respectively. In each case, the increase in coverage was achieved through a combination of expansion with existing customers and new customers.

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

In October 2018, we acquired the HunchLab technology and related assets from Azavea.  HunchLab applies risk modeling and artificial intelligence to help forecast when and where crimes are likely to emerge and recommends specific patrol missions and tactics that can deter these events. The HunchLab technology provides a proven, high-value, and complementary solution we can immediately offer to our existing law enforcement customers. We believe our investment will democratize the sharing of important intelligence with patrol officers who currently have limited direct access to crime analysts.

Given the importance of these strategies and challenges we face, if we are unable to achieve our growth objectives, we may not be able to achieve profitability.

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

This metric, presented below for the three and nine months ended September 30, 2018 and 2017, is calculated on a quarterly basis using internal data and may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net new "go-live" square miles added	36	17	144	91

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

Income Taxes

Our income tax provision is based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and valuation allowances against deferred tax assets, as applicable.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
		As a % of		As a % of	Change
	2018	Revenues	2017	Revenues	$	%
Revenues	$9,211	100%	$6,846	100%	$2,365	35%
Costs
Cost of revenues	3,898	42%	2,791	41%	1,107	40%
Impairment of property and equipment	271	3%	666	—	(395)	(59)%
Total costs	4,169	45%	3,457	50%	712	21%
Gross profit	5,042	55%	3,389	50%	1,653	49%
Operating expenses:
Sales and marketing	2,453	27%	1,792	26%	661	37%
Research and development	1,196	13%	1,063	16%	133	13%
General and administrative	2,912	32%	1,305	19%	1,607	123%
Total operating expenses	6,561	71%	4,160	61%	2,401	58%
Loss from operations	(1,519)	(16%)	(771)	(11%)	(748)	97%
Other income (expense), net	2	0%	(840)	(12%)	842	(100%)
Income tax benefit	76	1%	—	—	76	100%
Net loss	$(1,441)	(16%)	$(1,611)	(24%)	$170	(11%)

Revenues

The increase of $2.4 million was primarily attributable both to the expansion of existing customer coverage areas and an increase in new customers.

Costs

The increase of $0.7 million was due primarily due to a $0.4 million increase in customer maintenance, a $0.3 million increase in overhead expenses resulting from an increase in employee headcount, and a $0.3 million increase due to the write off of the remaining inventory of our indoor sensors, partially offset by the $0.7 million impairment of property and equipment in the three months ended September 30, 2017.

Gross margin increased by 5 percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

The increase of $0.7 million was primarily due to an increase of $0.4 million in salaries, commissions, recruiting expenses and stock-based compensation expense, and a $0.3 million increase in consulting and outside services associated with expansion of our sales, marketing and customer success organization.

Research and Development Expense

The increase of $0.1 million was due primarily to an increase in personnel and recruiting expenses due to the hiring of new personnel since September 30, 2017.

General and Administrative Expense

The increase of $1.6 million was due to a $1.4 million increase in legal, accounting and other outside services fees associated with litigation and settlement expenses and operating as a public company, and a $0.2 million increase in personnel and recruiting expenses due to the hiring of new personnel since September 30, 2017.

Other Expense, Net

The decrease of $0.8 million in the three months ended September 30, 2018 was primarily due to the write-off of $0.3 million of unamortized debt issuance costs, a $0.4 million decrease in interest expense, and $0.2 million in prepayment fees due to repayment of all of our outstanding debt balances during the nine months ended September 30, 2017.

Income Taxes

For the three months ended September 30, 2018, our income tax benefit consisted of foreign taxes only.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table sets forth our selected condensed consolidated statements of operations data for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
		As a % of		As a % of	Change
	2018	Revenues	2017	Revenues	$	%
Revenues	$25,045	100%	$17,244	100%	$7,801	45%
Costs
Cost of revenues	10,795	43%	8,154	47%	2,641	32%
Impairment of property and equipment	632	3%	666	—	(34)	(5)%
Total costs	11,427	46%	8,820	51%	2,607	30%
Gross profit	13,618	54%	8,424	49%	5,194	62%
Operating expenses:
Sales and marketing	6,202	25%	4,269	25%	1,933	45%
Research and development	3,687	15%	3,024	18%	663	22%
General and administrative	6,764	27%	3,206	19%	3,558	111%
Total operating expenses	16,653	66%	10,499	61%	6,154	59%
Loss from operations	(3,035)	(12%)	(2,075)	(12%)	(960)	46%
Other expense, net	(24)	(0%)	(5,402)	(31%)	5,378	(100%)
Income tax benefit	32	0%	—	—	32	100%
Net loss	$(3,027)	(12%)	$(7,477)	(43%)	$4,450	(60%)

Revenues

The increase of $7.8 million was primarily attributable both to the expansion of existing customer coverage areas and an increase in new customers.

Costs

The increase of $2.6 million was due primarily to a $0.6 million increase in outside labor, a $0.9 million increase in overhead expenses, due to an increase in employee headcount since September 30, 2017, and a $0.4 million increase in depreciation expense associated with expansions in existing customer coverage areas.

Gross margin increased by 5 percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

The increase of $1.9 million was primarily due to an increase of $1.2 million in salaries, commissions, recruiting expenses and stock-based compensation expense and a $0.6 million increase in consulting and outside services associated with expansion of our sales, marketing and customer success organization.

Research and Development Expense

The increase of $0.7 million was due primarily to an increase in personnel and recruiting expenses due to the hiring of new personnel since September 30, 2017.

General and Administrative Expense

The increase of $3.6 million was due to a $2.8 million increase in legal, accounting and other outside services fees associated with litigation expenses and operating as a public company, a $0.5 million increase in the compensation expense, and a $0.3 million increase in salaries, benefits and bonuses resulting from an increase in hiring new personnel.

Other Expense, Net

The decrease of $5.4 million in the nine months ended September 30, 2018 was due to the final remeasurement of the preferred stock warrant liability immediately prior to our IPO that resulted in a $3.7 million charge in June 2017 and the decrease in interest expense due to repayment of all of our outstanding debt balances during the nine months ended September 30, 2017.

Income Taxes

For the nine months ended September 30, 2018, our income tax benefit consisted of foreign taxes only.

 Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $16.3 million as of September 30, 2018.

On September 27, 2018, the Company entered into the Umpqua Credit Agreement, which the Company intends to use for general working capital purposes. The Umpqua Credit Agreement allows the Company to borrow up to $10.0 million under a revolving loan facility, Borrowings under the Umpqua Credit Agreement are secured by substantially all of the assets of the Company. The Umpqua Credit Agreement includes a letter of credit subfacility of up to $3.0 million.  Any amounts outstanding under the letter of credit subfacility reduce the amount available for the Company to borrow under the Revolving Facility. As of September 30, 2018, we had not made any borrowings under the Umpqua Credit Agreement.

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

In October 2018, we used $1.7 million of our IPO proceeds for the acquisition of HunchLab.

In September 2017, we voluntarily repaid our outstanding borrowing of $13.5 million under a promissory note previously issued by the Company (the “2015 Term Note”).

Cash Flows

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table presents a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$2,515	$1,560
Investing activities	(7,462)	(4,602)
Financing activities	1,922	18,430
Net change in cash and cash equivalents	$(3,025)	$15,388

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

Operating activities provided $2.5 million in the nine months ended September 30, 2018 primarily from non-cash items aggregating $5.2 million and net cash inflow from changes in operating assets and liabilities aggregating $0.3 million, partially offset by our net loss of $3.0 million. Non-cash items reflected primarily $2.8 million for depreciation and amortization of tangible and intangible assets and $1.8 million for the stock-based compensation. The change in operating assets and liabilities reflected an increase of $3.1 million in deferred revenue as a result of new customer contracts and renewals, an increase of $0.7 million in accounts payable due to timing of payments to our vendors, and an increase of $0.9 million in accrued expenses and other liabilities mainly due to increase in payroll liabilities, which was offset by an increase of $3.5 million in accounts receivable and unbilled revenue due to an increase in billings from customers during the period, and a decrease of $0.9 million in prepaid expenses and other assets, primarily amortization prepaid insurance and software licenses.

Operating activities provided $1.6 million in the nine months ended September 30, 2017, primarily from non-cash items aggregating $7.7 million and net cash inflow from changes in operating assets and liabilities aggregating $1.3 million, partially offset by our net loss of $7.5 million. Non-cash items reflected primarily $3.7 million from the remeasurement of the convertible preferred stock warrant liability and $2.3 million for depreciation and amortization of tangible and intangible assets. The change in operating assets and liabilities reflected an increase of $4.4 million in deferred revenue as a result of new customer contracts and renewals, an increase of $0.4 million in accounts payable due to timing of payments to our vendors, and an increase of $0.5 million in accrued expenses and other liabilities mainly due to increase in payroll liabilities, which was offset by an increase of $3.7 million in accounts receivable due to an increase in billings from customers during the period, and a decrease of $0.3 million in prepaid expenses and other assets, primarily amortization prepaid insurance and software licenses.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $7.5 million and $4.6 million in the nine months ended September 30, 2018 and 2017, respectively, primarily for property and equipment expenditures to install our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes borrowings under our term loan and proceeds from the exercise of warrants and stock options.

Financing activities provided $1.9 million in the nine months ended September 30, 2018, primarily from the proceeds from exercise of warrants, stock options and ESPP.

Financing activities provided $18.4 million in the nine months ended September 30, 2017, primarily from $32.4 million in net proceeds from our IPO, and $1.5 million in borrowing under our 2015 Term Note, which was partly offset by $13.5 million in repayment of our 2015 Term Note and $1.9 million in payments for initial public offering costs.

Contractual Obligations and Commitments

With the exception of the Umpqua Credit Agreement, there were no material changes during the nine months ended September 30, 2018 to the contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report. See Note 10, Commitments and Contingencies, to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding commitments.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For the significant or material changes in our critical accounting policies during the nine months ended September 30, 2018, see Note 3, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the three and nine months ended September 30, 2018, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 6, 2017, three individuals, Ken Fisher, Kevin Baxter and Fred Holmes (the “Contractors”), filed a complaint with the Superior Court of California, County of Alameda, alleging breach of contract, a breach of the implied covenant of good faith and fair dealing and violation of Section 17200 et seq. of the California Business and Professions Code, purportedly predicated on an alleged breach of Section 10b-5 of the Securities Exchange Act of 1934. On October 4, 2018, the parties reached a binding settlement. The Contractors filed a Notice of Unconditional Settlement on October 9, 2018, which gives them 45 days from October 4, 2018 to file a request for dismissal.

On August 28, 2018, Silvon S. Simmons (the "Plaintiff") amended a complaint against the City of Rochester, New York and various city employees, with the United States District Court, Western District of New York, to add us and our employees as a defendant alleging conspiracy to violate plaintiff's civil rights, denial of the right to a fair trial, and malicious prosecution.   The Plaintiff claims that we colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff's conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney's fees.  We believe that the Plaintiff's claims are without merit and are disputing them vigorously.

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

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our condensed consolidated financial statements and related notes, before deciding whether to purchase shares of our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in the Annual Report. If any of the following risks is realized, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. You should carefully consider these risk factors, together with all of the other information included in this report as well as our other publicly available filings with the SEC.

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

In addition, our IRC is located in a single facility. Although the functions of our IRC can be performed remotely, any interruption or delay in service from our IRC, such as from a communications or power outage, could limit our ability deliver our solutions. In addition, it may become increasingly difficult to maintain and improve the performance of our solutions, especially during peak usage times as the capacity of our IRC operations reaches its limits. If there is an interruption or delay in service from our IRC and a gunshot is detected but not reviewed in the allotted time, our software will queue the incident for off line review. This may result in delayed notifications to our customers and as a result, we could experience a decline in customer satisfaction with our solutions and our reputation and growth prospects could be harmed.

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

We have posted a net loss in each year since inception and, had net losses of $1.4 million and $1.6 million during the three months ended September 30, 2018 and 2017, respectively, and $3.0 million and $7.5 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of

$97.6 million. We are not certain whether or when we will obtain a high enough volume of sales of our solutions to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions.

On September 27, 2018, we entered into a $10.0 million senior secured revolving credit facility with Umpqua Bank, or the Umpqua Credit Agreement, which we intend to use for general working capital purposes.  As of September 30, 2018, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

Under the Umpqua Credit Agreement, we are subject to various negative covenants that limit, subject to certain exclusions, the Company’s ability to incur indebtedness, make loans, invest in or secure the obligations of other parties, pay or declare dividends, make distributions with respect to the company's securities, redeem outstanding shares of the Company’s stock, create subsidiaries, materially change the nature of its business, enter into related party transactions, engage in mergers and business combinations, the acquisition or transfer of Company assets outside of the ordinary course of business, grant liens or enter into collateral relationships involving company assets or reincorporate, reorganize or dissolve the Company.  These covenants could adversely affect our financial health and business and future operations by, among other things:

•	making it more difficult to satisfy our obligations, including under the terms of the Umpqua Credit Agreement;
•	limiting our ability to refinance our debt on terms acceptable to us or at all;
•	limiting our flexibility to plan for and adjust to changing business and market conditions and increasing our vulnerability;
•	limiting our ability to use our available cash flow to fund future acquisitions, working capital, business activities, and other general corporate requirements; and
•	limiting our ability to obtain additional financing for working capital to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

We are also required to maintain certain financial covenants tied to our leverage, interest charges and profitability. Our ability to meet such covenants (those negative covenants discussed in the preceding paragraph) or other restrictions can be affected by events beyond our control, and our failure to comply with the financial and other covenants would be an event of default under the Umpqua Credit Agreement. If an event of default under the Umpqua Credit Agreement, has occurred and is continuing, the outstanding borrowings thereunder could become immediately due and payable, and we would then be required to cash collateralize any letters of credit then outstanding, and the lender could refuse to permit additional borrowings under the facility.  We cannot assure you that we would have sufficient assets to repay those borrowings and, if we are unable to repay those amounts, the lender could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral, and an event of default would likely have a material adverse effect on our business.

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

The market for security solutions for university campuses, corporate campuses and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence, in addition to indoor gunshot detection companies with which we compete. Because there are several possible uses of funds for campus security needs, we may face increased challenges in demonstrating or distinguishing the benefits of SST SecureCampus and ShotSpotter SiteSecure, our security solutions. In particular, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering has been limited. We expect future customer deployments for our security solutions to consist primarily of outdoor gunshot detection deployments. As a result, in June 2018, made the strategic decision to no longer include indoor coverage as part of our service offering.

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

Our strategy includes pursuing acquisitions, and our inability to successfully integrate newly-acquired technologies, assets or businesses may harm our financial results. Future acquisitions of technologies, assets or businesses, which are paid for partially or entirely through the issuance of stock or stock rights, could dilute the ownership of our existing stockholders.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future.  For example, in October 2018, we acquired the HunchLab technology and related assets from Azavea Inc. We also may enter into relationships with other businesses to expand our platform and applications, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

We believe that part of our continued growth will be driven by acquisitions of other companies or their technologies, assets, businesses and teams. The HunchLab acquisition gives rise, and any acquisitions in the future that we complete will give rise, to risks, including:

•	incurring higher than anticipated capital expenditures and operating expenses;
•	failing to assimilate the operations and personnel or failing to retain the key personnel of the acquired company or business;
•	failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies, into our platform and applications;
•	disrupting our ongoing business;
•	diverting our management’s attention and other company resources;
•	failing to maintain uniform standards, controls and policies;
•	incurring significant accounting charges;
•	impairing relationships with our customers and employees;
•

finding that the acquired technology, asset or business does not further our business strategy, that we overpaid for the technology, asset or business or that we may be required to write off acquired assets or investments partially or entirely;

•	failing to realize the expected synergies of the transaction;
•	being exposed to unforeseen liabilities and contingencies that were not identified prior to acquiring the company; and
•	being unable to generate sufficient revenue and profits from acquisitions to offset the associated acquisition costs.

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent that we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements, or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

We expect that the consideration we might pay for any future acquisitions of technologies, assets, businesses or teams could include stock, rights to purchase stock, cash or some combination of the foregoing. If we issue stock or rights to purchase stock in connection with future acquisitions, net income per share and then-existing holders of our common stock may experience dilution.

The nature of our business exposes us to inherent liability risks.

Our solutions, including ShotSpotter Flex, SST SecureCampus and ShotSpotter SiteSecure, are designed to communicate real-time alerts of gunfire incidents to police officers and first responders. Due to the nature of such applications, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer agreements contain provisions limiting our liability to our customers, we cannot be certain that these limitations will be enforced or that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence, or other issues, such as damages caused due to installation of our sensors on buildings owned by third party, and we cannot assure you that we are adequately insured against the risks that we face.

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

As of September 30, 2018, we had 30 U.S. patents directed to our technologies, as well as one granted patent in Israel. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license three other U.S. patents from one or more third parties. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO, in June 2017 at a price of $11.00 per share, our stock price has ranged from an intraday low of $9.33 to an intraday high of $66.14 through November 8, 2018.

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

Approximately 5.3 million shares of our common stock as of September 30, 2018 have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities including approximately 3.3 million shares that were registered in connection with the Registration Statement on Form S-3 that became effective on July 27, 2018. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In addition, non-affiliates have the ability to sell shares of our common stock in the open market or through block trades without subject to volume restrictions under Rule 144 of the Securities Act. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock. In the event a large number of shares of common stock are sold in the public market, such share sales could reduce the trading price of our common stock.

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

We may invest or spend the proceeds of our IPO in ways with which you may not agree or in ways that may not yield a return.

We used $13.7 million of the net proceeds from our IPO during the year ended December 31, 2017 to repay outstanding indebtedness, including early termination fees. We have used, are using and intend to continue to use the remaining net proceeds for working capital and general corporate purposes, including sales and marketing activities, general and administrative matters and capital expenditures. In addition, we used a portion of the IPO proceeds to fund the HunchLab acquisition, and may in the future use additional IPO net proceeds for the acquisition of, or strategic investment in, technologies, solutions or businesses that complement our business, although we currently have no present commitments or agreements to enter into any such acquisition or investment. Our management will have considerable discretion in the application of these remaining net proceeds, and you will not have the opportunity, to assess whether the proceeds are being used appropriately. Such proceeds may be used for purposes that do not increase the value of our business, which could cause the price of our common stock to decline.

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

On July 31, 2018, we issued 1,820 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 2, 2018, we issued 56 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 10, 2018, we issued 4,200 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 25, 2018, we issued 93 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On  October 3, 2018, we used $1.7 million of our IPO proceeds to fund the acquisition of HunchLab.

During the nine months ended September 30, 2018, approximately $3.0 million was used for working capital and general corporate purposes.

Item 6. Exhibits

A list of exhibits is set forth below.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017
10.1	Credit Agreement, dated September 27, 2018, by and between ShotSpotter, Inc. and Umpqua Bank.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SHOTSPOTTER, INC.

Date: November 13, 2018	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: November 13, 2018	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer