Form 10-K
period 2018-12-31
SHOTSPOTTER, INC
filed 2019-03-04
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a closing price of $37.93 per share of the Registrant’s common stock as reported on the Nasdaq Capital Market on June 29, 2018 was $270,329,955.

The number of shares of Registrant’s common stock outstanding as of February 28, 2019 was 10,911,848.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June13, 2019, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2018.

.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections of this Annual Report on Form 10-K entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Annual Report on Form 10-K. Often, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements include statements about:

•	our ability to continue to increase revenues, secure customer renewals and expand coverage areas of existing public safety customers;
•	our ability to continue to add new customers for our public safety and security solutions;
•	our ability to grow both domestically and internationally;
•	our ability to effectively manage or sustain our growth;
•	our ability to maintain, increase or strengthen awareness of our solutions;
•	our ability to achieve and maintain service level agreement standards (SLAs) in our customer contracts;
•	future revenues, hiring plans, expenses, capital expenditures, capital requirements and stock performance;
•	our ability to service outstanding debt, if any, and satisfy covenants associated with outstanding debt facilities;
•	our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and
•	our ability to maintain, protect and enhance our intellectual property.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. You should refer to the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I.

Item 1. BUSINESS

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help deter gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Flex, is the leading outdoor gunshot detection, location and alert system. Our newly-acquired patrol management software, ShotSpotter Missions (formerly HunchLab), creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. Our gunshot detection solutions are trusted by 100 cities as of December 31, 2018.

Our gunshot detection solutions consist of highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors designed to detect outdoor gunfire. The speed and accuracy of our gunfire alerts enable law enforcement and security personnel to reduce their response times to shooting events, which can increase the chances of apprehending the shooter, providing timely aid to victims, and identifying witnesses before they scatter, as well as aid in evidentiary collection and serve as an overall deterrent. When a potential gunfire incident is detected by our sensors, our system applies machine learning combined with a human review to analyze and validate the incident and precisely locate where the incident occurred. An alert containing a location on a map and critical information about the incident is transmitted directly to subscribing law enforcement or security personnel through any internet-connected computer and to iPhone or Android mobile devices.

Our software transmits validated gunfire data along with a recorded digital file of the triggering sound to our Incident Review Center (“IRC”), where our trained acoustic experts are on duty 24 hours a day, seven days a week, 365 days a year to screen and confirm actual gunfire incidents. Our acoustic experts can supplement alerts with additional tactical information, such as the potential presence of multiple shooters or the use of high-capacity weapons. Gunshot incidents reviewed by our IRC result in alerts typically sent within 45 seconds of the gunfire incident.

We generate annual subscription revenues from the deployment of ShotSpotter Flex on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Missions solution pricing is under development, but will also be subscription based. As of December 31, 2018, we had ShotSpotter Flex, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract of approximately 670 square miles, of which 648 square miles had gone live as of December 31, 2018. These coverage areas included 100 cities and 10 campuses/sites across the United States and in South Africa, including three of the ten largest cities in the United States. For the year ended December 31, 2018, substantially all of our revenues are attributable to customers based in the United States.

We are a mission-driven organization focused on earning the trust of law enforcement to help them provide equal protection to all and strengthen the police-community relationship, ultimately reducing gun violence. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in our society.

Industry Background: The Problem of Gun Violence

According to the Federal Bureau of Investigation (the “FBI”), an estimated 1.2 million violent crimes occurred in the United States in 2017. Of those violent crimes, it is estimated that firearms were used in 72.6% of murders, 40.6% of robberies and 26.3% of aggravated assaults. A March 2016 report published by The American Journal of Medicine stated that the gun homicide rate in the United States is more than 25 times the average of other high-income countries.

There is a staggering economic cost associated with gun violence. A 2015 study commissioned by Mother Jones, an independent news organization, found that gun violence costs the American economy at least $229 billion every year, inclusive of $8.6 billion in direct expenses such as for emergency and medical care.

The Challenge of Urban Gun-Related Crime

The majority of urban gunfire goes unreported. A report published by The Brookings Institute analyzing data collected from our ShotSpotter Flex and our customers suggests that approximately 90% of the gunshots detected by our public safety solution are not reported to 911 by residents. Even in the instances when 911 calls are made, the information reported by the caller is often incomplete or inaccurate as to the time and location of the gunshot. Furthermore, in many cases it is often difficult for the caller to authenticate the incident as gunfire. In addition, we believe that in communities plagued by gun violence, there is often a lack of trust between the community’s residents and its police force, which can exacerbate the underreporting of gunfire and create a vicious cycle of underreporting, lack of response and increased mistrust due to continued unaddressed gun violence in the community. When gunfire is not reported or is reported inaccurately, law enforcement and medical personnel cannot address injuries nor effectively investigate and solve related crimes or prevent future incidents.

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

Our Market

We believe there is significant demand for advanced gunfire detection and location notification solutions that accurately and quickly report instances of gunfire, based on two primary use cases:

•	law enforcement— for domestic and international law enforcement serving communities plagued by persistent, localized gun violence, in order to identify, locate and deter gun violence; and
•

security— for security personnel (which may include law enforcement personnel) serving universities, corporate campuses, key infrastructure, transportation centers and other areas in which authorities desire to prepare for and mitigate risks related to an active-shooter event, and desire to provide a zone of detection coverage surrounding the respective campus or secured area.

Based on data from the 2015 FBI Uniform Crime Report, we estimate that the domestic market for our public safety solution consists of the approximately 1,400 cities that had four or more homicides per 100,000 residents in 2015. The Uniform Crime Report includes information reported directly to the FBI on a voluntary basis by 18,000 city, university and college, county, state, tribal and federal law enforcement agencies. We believe that four or more homicides per 100,000 residents represents a significant gun violence problem. We estimate that a customer in this market could invest an average of approximately $400,000 per year for ShotSpotter Flex.

Outside of the United States, we estimate that the market for our ShotSpotter Flex includes approximately 200 cities in the European Union, Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. We estimate that a customer in this market could invest an average of approximately $1.0 million per year for our public safety solution.

We estimate the average investment amounts for prospective customers based on our experience with existing customers, our anticipated demand for our solutions and the corresponding coverage areas that we expect prospective customers would elect to cover with our solutions.

Based on data made available by the National Center for Education Statistics and the Federal Aviation Administration, we believe that the domestic market for our security solutions includes approximately 5,000 college campuses and airports. We estimate that, on average, a customer in this market could invest approximately $50,000-$75,000 per year for one of our security solutions. In addition, we believe that there exists a broader market for our security solutions that include, primarily the outdoor areas of college campuses and airports outside of the United States as well as large corporate campuses, train stations and other highly-trafficked areas worldwide.

We also believe there is a demand for our ShotSpotter Missions within our existing ShotSpotter Flex customers and within police departments in the same cities we target for our gunshot detection solutions, as it designed to help police departments strategically plan patrol missions and tactics for more effective crime deterrence. We estimate that the market for our ShotSpotter Missions solution includes approximately 1,500 cities, based on cities that have a population above 25,000 people. Our Missions solution pricing will be subscription based. We expect a customer to invest approximately $50,000 per year for our ShotSpotter Missions solution.

The ShotSpotter Solutions

All of our solutions are based on our highly-specialized, cloud-based software. In the case of our gunshot detection solutions, ShotSpotter Flex, ShotSpotter SecureCampus and ShotSpotter SiteSecure, the software is integrated with our proprietary, internet-enabled sensors and connected through third-party communication networks. We brand our solutions based on particular use cases and target customers as follows:

•

ShotSpotter Flex. ShotSpotter Flex, a public safety solution, serves cities and municipalities seeking to identify, locate and deter persistent, localized gun violence by incorporating a real-time gunshot detection system into their policing systems.

•

ShotSpotter Missions. This cloud-based patrol management solution uses artificial intelligence-driven analysis to help police departments strategically plan patrol missions and tactics for more effective crime deterrence. The system provides: crime forecasting and mission planning to enable more precise deployment of patrol resources, and report on mission activity and tactics for command staff.

•

ShotSpotter SecureCampus. ShotSpotter SecureCampus helps the law enforcement and security personnel serving universities, colleges and other educational institutions mitigate risk and enhance security by notifying authorities and first responders of an active-shooter event, involving outdoor gunfire, almost immediately, and provide “dome of protection” outside the campus where our coverage areas extends.

•

ShotSpotter SiteSecure. ShotSpotter SiteSecure is designed to serve customers such as corporations trying to safeguard their facilities and public agencies focused on protecting critical infrastructure, including train stations, airports and freeways.

The key features of our gunshot detection solutions are:

•

Comprehensive Coverage. We believe that we sell the only public safety solution that provides comprehensive outdoor coverage for gunshot detection over large and complex acoustic environments. Our outdoor acoustic sensors are strategically placed in an array of 20 to 30 sensors per square mile and can easily be expanded to cover any size area. In addition to providing acoustic surveillance over wide areas, our solutions operate on a continuous basis—24 hours a day, seven days a week, 365 days a year—to provide immediate notification of gunfire at any time of day.

•

Real-Time, Precise Alerts. Our solutions typically notify users within 45 seconds of a gunshot, providing data on the time and location of the shooting and the number of shots fired. An alert is sent depicting a dot on a map that corresponds to a specific address or latitudinal and longitudinal coordinates. In addition, our alerts provide valuable additional information about the scene of the incident, such as the potential presence of multiple shooters or the use of fully automatic and high-capacity weapons. This enhanced tactical awareness can help protect first responders in dangerous and unpredictable situations.

•

Forensically-Sound Data. Because our outdoor solutions provide an exact time, location and audio recording of a gunshot, we are able to provide authorities with critical evidence for investigations and prosecutions. Our Detailed Forensic Reports, or DFRs, provide law enforcement personnel and prosecutors with comprehensive, court-admissible analysis of a shooting incident including the gunfire audio. We also offer expert witness testimony to introduce the forensic analysis of the DFRs at trial and to provide technical expertise regarding our technology. During the year ended December 31, 2018, we completed 747 DFRs for outdoor gunshot incidents, and during 2018, our evidence was requested for use in approximately 106 federal and state cases, including 25 trials in which we provided expert witness testimony.

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

The key benefits provided by these features of our gunshot detection solutions include:

•

Expedited Response to Gunfire. In 2018, we issued more than 112,000 gunshot alerts to our customers. In areas where gun violence is persistent, we believe most gunshots are not otherwise reported. Even when calls are made, many callers are unable to provide a location of the gunshot or other relevant details. Human response time to unfolding violence often delays calls for several minutes in circumstances where response time can be critical. By contrast, our solutions typically alert emergency dispatch centers and field personnel within 45 seconds of confirmed gunfire and provide an exact location, enabling them to respond faster and to a specific location. The ability to respond more quickly increases the chances of apprehending the shooter and assisting victims of violence, in addition to aiding in evidentiary collection.

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

The key features and key benefits of ShotSpotter Missions solution include:

•

Crime Forecasting and Mission Planning. Our ShotSpotter Missions and the associated machine learning systems can provide crime forecasting and mission planning to enable more precise deployment of patrol resources, and report on mission activity and tactics for command staff. Missions also provides agencies the flexibility to select which crime types to forecast and weight them based on police and community priorities.

•

Tactical Mission Confirmation. Tactical missions can be configured with police input, and effectively communicate predictions to police staff of discrete areas of high risk for particular crime types. The key benefit of ShotSpotter Missions is its ability to help police departments to strategically plan patrol missions and tactics for more effective crime deterrence with focused, directed and visible patrol presence.

Strategy

We intend to drive growth in our business by continuing to build on our position as a leading provider of outdoor gunshot detection solutions. Key elements of our strategy include:

•

Accelerate Our Acquisition of Public Safety Customers. We believe that we continue to be in the early stages of penetrating the markets for our public safety solutions. We count law enforcement agencies in three of the ten largest U.S. cities among our ShotSpotter Flex customers, all of which were added within the last three years. We expanded our direct sales force and customer success team in 2017 and in 2018 added marketing lead-generation capabilities to accelerate growth in this market. Moreover, as we add new public safety customers, publicity and the number of potential references for our solutions increase, which results in our brand and our solutions becoming more well known. We intend to capitalize on this momentum to drive an increase in sales.

•

Expand Our International Footprint. With only one currently deployed ShotSpotter Flex customer outside of the United States in South Africa and we just signed a contract in early 2019 with the Bahamas, we believe that we have a significant opportunity to expand internationally. We estimate that the market outside the United States for our public safety solutions includes approximately 200 cities in the European Union, Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. In addition, we believe that there is a market for our security solutions and ShotSpotter Missions outside the United States that includes primarily the outdoor areas of college campuses and airports, as well as large corporate campuses, train stations and other highly-trafficked areas. We intend to invest in our international sales and marketing efforts to reach these customers.

•

Expand ShotSpotter Flex Revenue within Our Existing Customer Base. As customers realize the benefits of our solutions, we believe that we have a significant opportunity to increase the lifetime value of our customer relationships by expanding coverage within their communities through a “land and expand strategy”. For example, of our ShotSpotter Flex customers, approximately 40% have expanded their coverage areas from their original deployment areas by an average of ten square miles, as of December 31, 2018. Our overall revenue retention rate has been over 100% for each of 2018, 2017 and 2016.

•

Drive Additional Revenue per Customer with the Development or Acquisition of New Products and Services. We evaluate opportunities to develop or acquire complementary products and services. For example, our acquisition of HunchLab, renamed ShotSpotter Missions, in 2018 provides an opportunity to increase our revenue per customer with a related and value-added technology that helps deter crime through strategically planned patrol missions. Our initial focus is to leverage trusted relationships with current customers to drive initial adoption, and increase revenue and lifetime value per customer.

•

Partner with “Smart Cities” Initiatives Providers. We believe that there is a significant opportunity to partner with providers of “Smart Cities” initiatives. For example, we have partnered with GE Current and Verizon to incorporate our gunshot detection solutions into intelligent street lights in areas not otherwise covered by our solutions. By incorporating our solutions into these initiatives, we believe we can increase our customer base, expand our footprint with those customers and deploy our solutions at a reduced cost to us. These partnerships provide new and incremental go-to market strategies we believe we can use to accelerate market penetration for our services over time.

•

Maintain Passionate Focus on Customer Success and Net Promoter Score. Given the specialized nature of our market, a key component of our strategy is to maintain our passionate focus on customer success and satisfaction. We pride ourselves on our execution of customer on-boarding as well as ongoing consulting and customer support, all of which are critical to ensure not only high customer retention rates, but new customer acquisitions. We implement our customer success initiative early in the sales process in order to ensure that we are aligned with the customer’s objectives and can positively impact their defined outcomes. We apply consultative best practices and policy development at the command staff level as well as tactical training for field patrol officers. We also consistently measure our performance with customers through an annual Net Promoter Survey. We have extremely high agency participation rates and our scores the last two years have ranked between “excellent” and “world class” according to our Survey partner benchmarks. All of our efforts are focused on driving positive measurable outcomes on gun violence reduction and prevention, which we know leads to positive word of mouth referrals that can attract new customers and drive an increase in sales.
•

Integrate with New Technologies that Enhance our Value. We believe that integrating our solutions with other tools and technologies enhances the value of our solutions to our customers. For example, our solutions can be used in connection with computer-aided dispatch systems, video surveillance cameras, National Integrated Ballistic Information Network (“NIBIN”), and automated license plate readers used by law enforcement to improve the effectiveness of police response and investigation efforts. We continue to evaluate new technologies that may integrate with our solutions to generate additional value for our customers.

•

Grow Our Security Business. We have developed our ShotSpotter SecureCampus solution for universities and other educational institutions. We have also developed ShotSpotter SiteSecure for customers such as corporations trying to safeguard their facilities, and public agencies focused on protecting critical infrastructure, including train stations, airports and highways. As of December 31, 2018, we had ten ShotSpotter SecureCampus and ShotSpotter SiteSecure customers. With more than 5,000 target customers in the United States, we believe that these markets represent an opportunity for growth.

•

Extend Our Market and Product Leadership in Gun Violence Prevention. We will continue to invest in improving our acoustic gunshot detection solutions, our sensors, our gunshot detection algorithms, the design and deployment of our network arrays, our mobile applications, and the integration of our platform with third-party technologies, to maintain our technology leadership position. With what we believe is the world’s largest collection of loud, impulsive sounds collected over 20 years, we believe we are in a unique position to improve gunshot detection accuracy via machine learning and neural networking. In addition, we intend to leverage our extensive collection of gunfire data to better understand the facts, trends and circumstances surrounding gun activity in order to maintain our reputation as gun violence experts. In doing so, we hope to contribute to the efforts of the community at large to identify, locate and deter gun violence.

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

Integrated Platform

Our gunshot detection solutions provide for the complete integration of several complex components- intelligent sensors, networking infrastructure, and enterprise software and computing resources — in an easy-to-adopt and affordable annual subscription that eliminates the need for our customers to design, install or maintain their own complex infrastructure or hire or train acoustic experts to monitor continuously the solution.

We believe that offering these solutions as a service on an annual subscription basis is cost-effective, provides for more resilient, redundant infrastructure and significantly reduces friction during customer adoption by eliminating the complexity and front-loaded capital expenditure associated with perpetual licenses for on-site technology projects. Our sensors operate on machine-to-machine networks and, because we maintain thousands of live sensor connections, we are able to aggregate usage for all of our customers and negotiate lower rates from communications service providers than a single customer would likely be able to procure on their own.

We operate fully redundant data centers on both U.S. coasts, each of which has backup power supply, HVAC and internet connectivity. We are able to provide a level of 24/7/365 fault-tolerant hardware and network uptime that few of our customers could afford to procure or maintain on their own. In addition, we augment our own private cloud-based infrastructure with a secure public cloud offering through a collaboration with Amazon Web Services.

Gunshot Detection Software

The heart of our gunshot detection solutions is our sophisticated and highly-specialized software. Our software analyzes audio signals for potential gunshots first in our intelligent sensors. Our sensor filters out ambient background noise, such as traffic or wind, and looks for impulsive sounds characteristic of gunfire. If the sensor detects such an impulse, it extracts pulse features of the soundwave, such as sharpness, strength, duration, rise time and decay time. Then, the sensor sends these features to our cloud servers as part of a data packet that includes the location coordinates of the reporting sensor and the precise time-of-arrival and angle-of-arrival of the sound.

When the data reaches our cloud servers, our software assesses whether three or more of our outdoor sensors detected the same sound impulse and, if so, multilaterates the location coordinates of the sound source based on the time of arrival and the angle of arrival of the sound. The software then verifies that the data is mathematically consistent with the sound having originated at a single location. The accuracy of the coordinates derived from our proprietary software is significantly improved when more than three sensors participate, as is typically the case. We deploy our sensor arrays such that, on average, eight sensors participate in the detection of a gunshot.

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

Once an incident is classified as likely gunfire, it is sent to the acoustic experts in our IRC for additional analysis and confirmation. Along with confirming an incident is gunfire, our acoustic experts also annotate the alerts with additional information that may be helpful to first responders, such as whether there are multiple shooters or if a high-capacity or fully automatic weapon is being used. Incident notifications are sent when the incident is confirmed as gunfire by one of our acoustic experts. Alerts are delivered by SMS text and push notifications and also through our mobile applications. The time from outdoor trigger-pull to a notification being sent to our customers is typically 45 seconds or less.

ShotSpotter Missions combines historical crime data ingested through agency Computer-Aided Dispatch (“CAD”) and Record Management System (“RMS”) feeds along with temporal, location and event-based inputs to create crime forecasts. The system ingests multiple years’ worth of agency data and is “trained” using machine learning to determine correlations across variables. The models are then tested against recent crime data to calibrate forecast accuracy.

The ShotSpotter Missions system is flexible enabling agencies to select which crime types to forecast and weight them based on police and community priorities. Mission duration and suggested tactics are configured with police input. Upon deployment, new missions are created for every patrol shift and beat using colored boxes overlayed on a map to indicate discrete areas of high risk for particular crime types. These mission areas enable focused, directed and visible patrol presence to deter crime.

Intelligent Sensors

Our rugged gunshot detection sensor is an intelligent, internet-enabled device that is specially built to ignore ambient noise and respond to impulsive sounds, accurately time-stamping their arrival times. Advanced digital signal processing algorithms filter out background sounds such as traffic, and extract pulse features from the audio signal that, along with the time and angle of arrival of the sound, are sent to our servers where algorithms compute the location of the sound source.

The sensors do not have the ability to live stream audio. Typically, sounds, noises or voices captured on the secure sensors are cached temporarily but are written over and permanently deleted within 48-72 hours. When a sensor is triggered by an impulsive sound, it creates a potential gunshot “incident” that contains a recording including no more than two seconds before the incident and four seconds after the incident.  This audio snippet is preserved indefinitely for potential evidentiary use.

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

We typically design and deploy arrays of 20 to 30 sensors per square mile taking into consideration the unique acoustic environment in which we are deploying. The cumulative experience of deploying in various cities with different acoustic properties has provided a distinct advantage in tailoring our sensor arrays to perform at high levels. We have full telemetry to each sensor that provides detailed heartbeat data to our system to monitor each sensor’s health and availability. Sensor firmware is maintained with over-the-air updates. Because we purposely over-deploy our sensor arrays, multiple sensors can be offline at any given time without affecting the overall performance of the system.

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

Gunshot Detection Alerts

Our alerts are delivered in the following forms:

ShotSpotter Dispatch

Our IRC sends real-time notifications of outdoor gunfire incidents to the ShotSpotter Dispatch application, which is the user interface designed for emergency dispatch centers. In addition, alerts can also be sent directly to field personnel using the ShotSpotter Respond application installed on computers in police cars.

Through the ShotSpotter applications, the alert provides the type of gunfire (single-round or multiple-round), a unique identification number (Flex ID number), a date and time of the muzzle blast (trigger time), nearest address to the precise latitude and longitude of the gunfire, number of shots and police district and beat identification. The alert also includes an audio clip of the incident.

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

ShotSpotter Respond

We also offer a robust mobile application, for customers using iPhone and Android devices. This application allows field personnel to directly receive immediate alerts of outdoor gunshots and related critical information. The alert provides the type of gunfire (single-round or multiple-round), a unique identification number (Flex ID number), a date and time of the muzzle blast (trigger time), nearest address to the location of the gunfire, number of shots and police district and beat identification. The alert also includes an audio clip of the incident.

Respond
794 Green St
Metropolis A
794 Green St
2433 Fordham St
2360 Cooley Ave
325 Demeter St
24 HOURS
78 RESULTS
08:53
Green St
Green St
Google
794 Green St
Metropolis A

iPhone® iOS

1:36
SST
Multiple_Gunshots - 2 rounds at : 1345 W Burleigh ,
Dismiss

Apple Watch®

SAMSUNG
2:52 PM
Google
794 Green St
Metropolis A
Respond
Ravenswood Open Space Preserve
East Palo Alto
794 Green St
CRESCENT PARK
DUVENECK - ST. FRANCIS
COMMUNITY CENTER
Google
24 HOURS
78 RESULTS

Android

SST Alert
Gunfire: 7 Rounds at
794 Green St,
Metropolis A

Android Watch

Real-time alert data with respect to gunshots can also be delivered to customers through email or SMS text messages.

Other Applications and Services

Investigator Portal

All historical incident data in our database can be viewed, searched, sorted, and filtered using the Investigator Portal. The Investigator Portal can create reports for single incidents or groups of incidents. Filter settings may be used to select incidents grouped into a single report. Any predefined reports may be viewed, printed, or the raw data exported for use in third-party applications. The Investigator Portal also includes the ability to save audio clips to any recordable media.

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

As part of our solution, we offer Detailed Forensic Reports (“DFRs”). These provide law enforcement personnel and prosecutors with comprehensive, court-admissible analysis of a shooting incident, including the gunfire audio. We also offer expert witness testimony to introduce the forensic analysis of the DFRs at trial and to provide technical expertise regarding our technology. Our forensic evidence has been admitted in over 100 criminal prosecutions throughout the United States. Our technology and the forensic results achieved from it have been found to be admissible in numerous states, adhering to either the Frye or Daubert expert testimony standard, including Minnesota, Nebraska, Pennsylvania, California, Missouri, New York, Colorado, Indiana and New Jersey.

ShotSpotter Missions

ShotSpotter Missions uses artificial intelligence-driven analysis to help strategically plan patrol missions and tactics for maximum crime deterrence. The software-based tool provides:

•	crime forecasting and mission planning enabling more precise deployment of patrol resources;
•	dosage and tactic guidance by crime type to avoid oversaturation; and
•	report on mission activity and tactics for command staff.

The system combines historical crime data ingested through agency CAD and RMS feeds along with temporal, location and event-based inputs to create crime forecasts. The system ingests multiple years’ worth of agency data and is “trained” using machine learning to determine correlations across variables. The models are then tested against recent crime data to calibrate forecast accuracy.

The Missions system is flexible enabling agencies to select which crime types to forecast and weight them based on police and community priorities. Mission duration and suggested tactics are configured with police input. Upon deployment, new missions are created for every patrol shift and beat using colored boxes overlayed on a map to indicate discrete areas of high risk for particular crime types. These mission areas enable focused, directed and visible patrol presence to deter crime.

Deployment and Customer Success

When we deploy new ShotSpotter Flex, ShotSpotter SiteSecure and ShotSpotter SecureCampus solutions, we install our outdoor sensors in a specified coverage area according to our contract with the customer. As an initial step, we perform site surveys of the coverage area to design a sensor array, which typically consist of 20 to 30 sensors per square mile. We typically install sensors on the highest buildings in the area, but we may also use existing infrastructure assets such as light poles. Once permission for installation is obtained, we typically engage local electricians to install the sensors and perform required maintenance.

Given the specialized nature of our market, a key component of our strategy is to maintain our passionate focus on customer success. We pride ourselves on our execution in customer on-boarding as well as ongoing consulting and customer support, all of which is critical to ensure not only high customer retention rates but new customer acquisitions. We implement our customer success initiative early in the sales process in order to ensure that we are aligned with the customer’s objectives and can positively impact their defined outcomes. For example, during deployment, our customer success team, consisting of experienced law enforcement professionals, provides on-site training to the customer’s officers, dispatchers and investigators, including training on how to use the solution and best practices for optimal results. We apply consultative best practices and policy development at the command staff level as well as tactical training for field patrol officers. All of our efforts are focused on driving positive measurable outcomes on gun violence reduction and prevention.

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

Customers

We generate annual subscription revenues from the deployment of our public safety solution on a per-square-mile basis. As of December 31, 2018, we had coverage areas under contract of approximately 670 square miles in the aggregate, of which 648 miles have gone live, which included 100 cities and 10 campuses and other sites across the United States and South Africa, including three of the ten largest cities in the United States. Since transitioning our public safety business to the ShotSpotter Flex model in 2011, we have added over 60 new ShotSpotter Flex customers, but only six such customers have terminated service, two of which were terminated due to hurricane damage in 2017. For the year ended December 31, 2018, our two largest customers, City of Chicago and City of New York accounted for 22% and 15% of our revenue, respectively. The City of New York accounted for 18% of our total revenues for the year ended December 31, 2017, and accounted for 12% of our total revenues for the year ended December 31, 2016. Puerto Rico Housing Administration accounted for 12% of our total revenue for the year ended December 31, 2016.

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

At times, we may sell our solutions through channel partners as part of “Smart Cities” initiatives. To help integrate our solutions with other services in this space and to take advantage of current and emerging technologies, we seek to enter into alliances with leading companies focused on such initiatives. For example, in early 2017 we entered into a partnership with GE Current to integrate our outdoor sensors, along with other technologies, into street lighting systems that help cities collect data and improve their operations. In 2018, we entered into an agreement with Verizon to bring the ShotSpotter solution to cities by leveraging Verizon's Light Sensory Network, an IoT platform deployed on street lights. By integrating our solutions with GE Current’s and Verizon’s systems, we believe we will expand our coverage. In August of 2018, we entered into an agreement with Verizon, where they may sell our Flex solutions as a reseller, in addition to the solution bundled with their Light Sensory Network.

Marketing

We focus our marketing efforts on the strength of our ShotSpotter brand and the unique features and benefits of our solutions.

Our approach and capabilities in marketing improved significantly in 2018 as we brought on veteran leadership and invested resources to expand the team, acquired new automation tools and developed and launched targeted programs across multiple stakeholder groups that can influence a sale. The focus of the team is two-fold: to drive new, qualified leads into the pipeline enabling the sales team to focus on closing deals, and to accelerate existing deals reducing time to revenue.

We have developed several innovative programs that target influencers including initiatives to encourage healthcare systems to advocate for and/or fund ShotSpotter deployments in their cities as well as a program to activate residents of ShotSpotter prospect cities to advocate to city officials for programs and technologies that reduce gun violence including ShotSpotter.

We continue to invest in creating a presence at key events and conferences throughout the year where we can personally engage with customers, prospects and influencers such as mayors, city managers, and trauma surgeons. The face-to-face interactions are invaluable for introducing our value proposition, establishing relationships and building trust.

We continue to benefit from significant television, print and online press that is generated at little to no cost. Members of the media have access to a self-serve, comprehensive media kit to easily insert video and photos that depict the service and its benefits in a compelling fashion to enhance broadcast TV segments and print/online articles. We were mentioned in over 8,500 articles in 2018 - the majority of which were organically generated. In addition, we were mentioned in numerous broadcast TV and radio segments. The free exposure creates awareness for our system and lends credibility to our market leadership position.

Research and Development

We focus our research and development efforts on enhancing our advanced signal processing and classification algorithms, updating our sensor hardware technology, reducing manufacturing costs, developing mobile, web and desktop applications, evolving our cloud-deployed back-end infrastructure and integration with “smart cities” initiatives. ShotSpotter Missions crime forecasting uses machine learning and has led to additional investment in data science resources. As of December 31, 2018, we had 18 employees in our research and development organization. In addition, we engage in research and development activities with manufacturing partners and outsource certain activities to engineering firms to further supplement our internal team. Our research and development team is increasingly focused on exploring the use of our data sets to conduct cognitive analysis and artificial intelligence integration.

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

ShotSpotter Flex Solution Competitors

Our ShotSpotter Flex solution is unique because it provides scalable wide area gunshot detection over large and geographically diverse areas, provides immediate and precise data on gunfire, helps communities define the scope of illegal gunfire, and provides cities with detailed forensic data for investigation, prosecution and analysis. While we are not aware of any direct competitors offering wide-area solutions comparable to ShotSpotter Flex, we believe the primary competitors in the broader gunfire detection space are Rafael Advanced Defense Systems Ltd., Raytheon Company, V5 Systems, Safety Dynamics, Inc., EAGL Technology, Shooter Detection Systems and Thales Group.

Most of these other outdoor solutions on the market offer limited scope point protection, proximity sensors, or “counter-sniper systems.” These systems are designed primarily for covering small areas, or for defined military or SWAT team applications, where the target is known in advance and it is possible to put a sensor directionally toward the target. However, urban areas and critical infrastructure require a wider system of protection that can cover a large area.

Although there are not direct competitors for our ShotSpotter Flex solution that are of concern, we do compete with other possible uses of the limited funding available to our ShotSpotter Flex customers. Because law enforcement agencies or government entities have limited funds, they may have to choose among resources or solutions that help them to meet their overall mission. Accordingly, we compete not only with our customers’ internal budget decisions, but with numerous companies vying for these limited funds, including Everbridge, Inc. and Axon Enterprises, Inc., among others. We believe that in areas with significant levels of gun activity, ShotSpotter Flex is uniquely positioned to assist customers in interrupting, detecting and preventing gun violence.

Security Solutions Competitors

Our security solutions business operates in a highly competitive environment. In addition to other gunfire detection companies, we may face competition from companies offering alternative security technologies, such as video surveillance, access control, alarm and lighting systems. The direct competitors for security solutions include the Guardian system by Shooter Detection Systems LLC, SENTRI by Safety Dynamics Inc., V5 Systems, FireFly by EAGL, and AmberBox, Inc. We believe none of our security solutions competitors is able to offer the comprehensive outdoor coverage we offer.

ShotSpotter Missions Solution Competitors

ShotSpotter Missions operates in a developing and potentially competitive environment. In addition to control management and data analytics customers companies, we may face competition from companies offering alternative solutions as well as solutions developed internally by our customers. The direct competitors to our Missions solution include PredPol, Inc., CivicScape, LLC and may include other CAD/RMS providers and other third-party solutions providers, such as Genentech, Inc., CentralSquare Technologies and Motorola Solutions, Inc.

Intellectual Property

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws, and contractual protections in the United States and other jurisdictions.

As of December 31, 2018, we had 32 issued patents, 31 in the United States and one in Israel, as well as patent applications pending for examination in the United States, Europe, Brazil and Mexico.

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

Employees

As of December 31, 2018, we had 96 full-time and five part-time employees, of which 17 were in sales and marketing, 12 were in general and administrative functions, 18 in research and development and 54 in operations, customer support and customer success. None of our employees is represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Segment and Geographic Information

Information about segment reporting and long-lived assets is set forth in Note 3 of our Notes to Consolidated Financial Statements included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Total revenues generated outside the United States were derived from our customer located in South Africa and were $0.9 million, $0.8 million and $0.4 million, in the years ended December 31, 2018, 2017 and 2016, respectively. Substantially all of our non-monetary long-lived assets are located in the United States. For a discussion of risks related to our international operations, see the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K.

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

ShotSpotter, the ShotSpotter logo, ShotSpotter Missions, ShotSpotter Flex, ShotSpotter SecureCampus, ShotSpotter SiteSecure, and other trade names, trademarks or service marks of ShotSpotter appearing in this Annual Report on Form 10-K are the property of ShotSpotter, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

To date, substantially all of our revenues have been derived from contracts with local governments and their agencies, in particular the police departments of major cities in the United States. To a lesser extent, we also generate revenues from federal agencies, foreign governments and higher education institutions. We believe that the success and growth of our business will continue to depend on our ability to add new police departments and other government agencies as customers of our public safety solution and new universities, corporate campuses and key infrastructure and transportation centers as customers of our security solutions. Many of our target customers have restricted budgets, such that we are forced to compete with programs or solutions that offer an alternative use of the same funds. A number of factors could cause potential customers to delay or refrain from purchasing our solutions or prevent expansion of their use of our solutions, including:

•	decreases or changes in available funding, including budgetary allocations, government grants and other government funding programs;
•	potential delays or changes in appropriations or other funding authorization processes;
•	changes in fiscal or contracting policies;
•	changes in elected or appointed officials; and
•	changes in laws or public sentiment regarding privacy or surveillance.

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

Our ability to increase revenues will depend in large part on our existing public safety solution customers renewing their annual subscriptions and expanding their mileage coverage. Most of our ShotSpotter Flex customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. If our existing customers do not renew their subscriptions, our revenues may decrease. However, some customers may choose to not renew or reduce their coverage. For example, as a result of widespread destruction caused by hurricanes in Puerto Rico and the U.S. Virgin Islands, in September 2017, we discontinued our service to our customers in coverage areas in those locations and we classified the contracts as expired because the customers were no longer live. At the time, the Housing Authority of Puerto Rico had been one of our largest customers. We cannot be certain when or if our customers in Puerto Rico and the U.S. Virgin Islands will recover their infrastructure and become live customers again. If other existing customers do not choose to renew or expand their coverage areas, our revenues will not grow as we anticipate.

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our ShotSpotter Flex and ShotSpotter Missions solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of ShotSpotter Flex by existing customers or adding new ShotSpotter Flex customers, our revenues and growth prospects would suffer.

If we are unable to sell our solutions into new markets, our revenues may not grow.

Part of our growth strategy depends on our ability to increase sales of our security solutions and add new customers for our public safety solution in markets outside of the United States. Any new market into which we attempt to sell our solutions may not be receptive. For example, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering has been limited. We see greater opportunity in outdoor coverage and in 2018 we made the strategic decision to discontinue indoor coverage as part of our service offering.

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

We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, intentional or accidental damage to our technology (including sensors), website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, natural disasters or security attacks. If our security is compromised, our platform is unavailable or our users are unable to receive our alerts or otherwise communicate with our IRC, within a reasonable amount of time or at all, our business could be negatively affected. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.

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

We recognize revenue on a subscription basis as our solutions are provided to our customers over time. If our services are disrupted due to natural disasters, power outages or other events that we cannot control, as what had happened when hurricanes hit Puerto Rico and the U.S. Virgin Islands in 2017, we may not be able to continue providing our solutions as expected.

When we stop providing coverage, we also stop recognizing revenues as a result of the affected subscription agreement. If we are forced to discontinue our services due to natural disasters, power outages and other events outside of our control, our revenues may decline, which would negatively impact our results of operations and financial condition. In addition, we may face liability for damages caused by our sensors in the event of heavy weather or other natural disasters. We may also incur additional costs to repair or replace installed sensor networks damaged by heavy weather, hurricanes or other natural disasters.

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

A false positive alert, in which a non-gunfire incident is reported as gunfire, could result in an unnecessary rapid deployment of police officers and first responders, which may raise unnecessary fear among the occupants of a community or facility, and may be deemed a waste of police and first responder resources. A failure to alert law enforcement or security personnel of actual gunfire (false negative) could result in a less rapid or no response by police officers and first responders, increasing the probability of injury or loss of life. Both false positive alerts and the failure to generate alerts of actual gunfire (false negative) may result in customer dissatisfaction, potential loss of confidence in our solutions, and potential liabilities to customers or other third parties, any of which could harm our reputation and adversely impact our business and operating results. Additionally, the perception of a false positive alert or of a failure to generate an alert, even where our customers understand that our solutions were utilized correctly, could lead to negative publicity or harm the public perception of our solutions, which could harm our reputation and adversely impact our business and operating results.

Economic uncertainties or downturns, or political changes, could limit the availability of funds available to our customers and potential customers, which could materially adversely affect our business.

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, such as the devastation caused by the hurricanes in Puerto Rico and U.S. Virgin Islands, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

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

Although we had our first quarter of profitability in the fourth quarter of 2018, annually we have posted a net loss in each year since inception, including net losses of $2.7 million, $10.0 million and $6.9 million during the years ended December 31, 2018, 2017 and 2016, respectively, and expect to post a moderate net loss in the first quarter of 2019. As of December 31, 2018, we had an accumulated deficit of $97.4 million. We are not certain whether we will be able to maintain high enough volume of sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•	research and development related to our solutions, including investments in our engineering and technical teams;

•	acquisition of complementary technologies or businesses, such as our acquisition of HunchLab technology in October 2018;
•	continued international expansion of our business; and
•	general and administrative expenses, including legal and accounting expenses related to operating as a public company.

These investments may not result in increased revenues or growth in our business. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not maintain profitability in the future.

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

On September 27, 2018, we entered into a $10.0 million senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we intend to use for general working capital purposes. As of December 31, 2018, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

Under the Umpqua Credit Agreement, we are subject to various negative covenants that limit, subject to certain exclusions, our ability to incur indebtedness, make loans, invest in or secure the obligations of other parties, pay or declare dividends, make distributions with respect to our securities, redeem outstanding shares of our stock, create subsidiaries, materially change the nature of its business, enter into related party transactions, engage in mergers and business combinations, the acquisition or transfer of Company assets outside of the ordinary course of business, grant liens or enter into collateral relationships involving company assets or reincorporate, reorganize or dissolve the Company. These covenants could adversely affect our financial health and business and future operations by, among other things:

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

If cities and other government entities increase their efforts to reduce gun violence or our solutions gain visibility in the market, companies could decide to enter into the public safety solution market and thereby increase the competition we face. In addition to other gunshot detection products, we also compete with other technologies and solutions targeting our public safety customers’ resources for law enforcement and crime prevention. Our competitors could benefit from the disclosure of our data or information concerning our techniques and processes due to legal or other obligations (for example, as a result of public-records requests or subpoenas to provide information or to testify in court). Because there are several possible uses for these limited budgetary resources, if we are not able to compete successfully for these limited resources, our business may not grow as we expect, which could adversely impact our revenues and operating results.

The competitive landscape for our security solutions is evolving.

The market for security solutions for university campuses, corporate campuses and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence. Because there are several possible uses of funds for campus security needs, we may face increased challenges in demonstrating or distinguishing the benefits of ShotSpotter SecureCampus and ShotSpotter SiteSecure, our security solutions. In particular, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering was limited. As a result, in June 2018, we made the strategic decision to no longer include indoor coverage as part of our service offering.

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

Our solutions, including ShotSpotter Flex, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to communicate real-time alerts of gunfire incidents to police officers and first responders. Due to the nature of such applications, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer agreements contain provisions limiting our liability to our customers, we cannot be certain that these limitations will be enforced or that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence, or other issues, such as damages caused due to installation of our sensors on buildings owned by third parties, and we cannot assure you that we are adequately insured against the risks that we face.

The nature of our business may result in undesirable press coverage or other negative publicity.

Our solutions are used to assist law enforcement and first responders in the event that gunfire is detected. Even when our solutions work as intended, the incidents detected by our solutions could lead to injury, loss of life and other negative outcomes, and such events are likely to receive negative publicity. If we fail to detect an incident, or if we detect an incident, such as a terrorist attack or active-shooter event, but the response time of law enforcement or first responders is not sufficiently quick to prevent injury, loss of life, property damage or other adverse outcomes, we may receive negative media attention. At times, our data or information concerning our techniques and processes may become a matter of public record due to legal or other obligations (for example, as a result of public-records requests or subpoenas to provide information or to testify in court), and we may receive negative media attention as a result.

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

Approximately half of our installed ShotSpotter sensors use fourth-generation (“4G”) Long-Term Evolution (“LTE”) wireless technology and half use third-generation (“3G”), cellular communications. Our US wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services, before the end of 2022. These sensor replacements will require significant capital expenditures and may also divert management’s attention and other important resources away from our customer service and sales efforts for new customers. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, operating results and financial condition could be materially and adversely affected.

Concerns regarding privacy and government-sponsored surveillance may deter customers from purchasing our solutions.

Governmental agencies and private citizens have become increasingly sensitive to real or perceived government or third-party surveillance and may wrongly believe that our outdoor sensors, as acoustic devices installed in urban areas or public facilities, such as universities, allow customers to listen to private conversations and monitor private citizen activity. Our sensors are not designed for “live listening” and are triggered only on loud impulsive sounds that may likely be gunfire. However, perceived privacy concerns may result in negative media coverage and efforts by private citizens to persuade municipalities, educational institutions or other potential customers not to purchase our solutions for their communities, campuses or facilities. In addition, laws may exist or be enacted to address such concerns that could impact our ability to deploy our solutions. For example, the City of Toronto, Canada decided against using ShotSpotter solutions because the Ministry of the Attorney General of Ontario indicated that it may compromise Section 8 of Canada’s Charter of Rights and Freedoms, which relates to unreasonable search and seizure. If customers choose not to purchase our solutions due to privacy or surveillance concerns, then the market for our solutions may develop more slowly than we expect, or it may not achieve the growth potential we expect, any of which would adversely affect our business and financial results.

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

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

Our outdoor sensors are acoustic devices that are designed to recognize impulsive sounds that are likely to be gunfire.  ShotSpotter sensors do not use high gain, directional or other specialized microphones.

The sensors do not have the ability to live stream audio. Typically, sounds, noises or voices captured on the secure sensors are cached temporarily but are written over and permanently deleted within 48-72 hours. When a sensor is triggered by an impulsive sound, it creates a potential gunshot “incident” that contains a recording including no more than two seconds before the incident and four seconds after the incident.  This audio snippet is preserved indefinitely for potential evidentiary use.

There is the potential to include human voices that occur at the same time as the gunshot in these incident audio snippets. Incident audio snippets are retained indefinitely as evidence by the company. We also use information collected to support, expand and improve our software algorithms as well as our gunfire detection and notification methods. Sensors are often installed in densely populated urban areas. They are not designed or tuned to capture human voices, but it is possible they could pick up a human voice. Human voices are not impulsive and do not trigger the sensors.   Unless accompanied by an impulsive sound no audio snippet would be transmitted out of the sensor.  The human voice would be temporarily cached on the sensor for 48-72 hours and would then be written over and permanently deleted. Information collected from loud impulsive sounds ("incidents") is used to provide information to our customers regarding those incidents, but shared information is limited, by both our technology and our privacy policies, to the audit snippet containing the incident.

Our handling and storage of data is subject to a variety of laws and regulations, including regulation by various government agencies and various state, local and foreign agencies. The U.S. federal and various state and foreign governments have adopted or proposed legislation that regulates the monitoring and collection of personal information of individuals and that mandates security requirements with respect to certain personally identifiable information. In the United States, the Federal Trade Commission and numerous state attorneys general are imposing standards for the online collection, distribution, use and storage of data by applying federal and state consumer protection laws. The lack of a clear and universal standard for protecting such information means, however, that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of sensitive corporate information, personally identifiable information or other customer data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity, and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Some proposed laws or regulations concerning privacy, data protection and information security are in their early stages, and we cannot yet determine how these laws and regulations may be interpreted nor can we determine the impact these proposed laws and regulations, may have on our business. Such proposed laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. In addition, a foreign government could require that any personal information collected in a country not be disseminated outside of that country, and we may not be currently equipped to comply with such a requirement. Our failure to comply with federal, state and international data privacy laws and regulators could harm our ability to successfully operate our business and pursue our business goals.

Our quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.

Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, many of which are outside of our control, including:

•	the expansion or contraction of our customer base;
•	the renewal or nonrenewal of subscription agreements with, and expansion of coverage areas by, existing customers;
•	the size, timing, terms and deployment schedules of our sales to both existing and new customers;
•	the introduction of products or services that may compete with us for the limited funds available to our customers, and changes in the cost of such products or services;
•	changes in our customers’ and potential customers’ budgets;
•	our ability to control costs, including our operating expenses;
•	our ability to hire, train and maintain our direct sales force;
•	the timing of satisfying revenue recognition criteria in connection with initial deployment and renewals;
•	fluctuations in our effective tax rate; and
•	general economic and political conditions, both domestically and internationally.

Any one of these or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

Because of the fluctuations described above, our ability to forecast revenues is limited and we may not be able to accurately predict our future revenues or results of operations. In addition, we base our current and future expense levels on our operating plans and sales forecasts, and our operating expenses are expected to increase in the short term. Accordingly, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect our financial results for that quarter. The variability and unpredictability of these and other factors could result in our failing to meet or exceed financial expectations for a given period.

Because we generally recognize our subscription revenues ratably over the term of our contract with a customer, fluctuations in sales will not be fully reflected in our operating results until future periods.

Our revenues are primarily generated from subscriptions to our solutions. With the exception of a small number of legacy customers, our customers do not have the right to take possession of our equipment or software platform. Revenues from subscriptions to our software platform is recognized ratably over the subscription period beginning on the date that the subscription is made available to the customer, which we refer to as the “go-live” date. Historically, revenues from additional fees such as setup and training were recognized ratably over the estimated customer life beginning on the go-live date. Beginning on January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the result of which, among other things, is that such training fees will instead be recognized upon delivery and setup fees are recognized ratably over three years if they are deemed to be a material right. For more information about ASC Topic 606, see Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements elsewhere in this Annual Report on Form 10-K. Our agreements with our customers typically range from one to five years. As a result, much of the revenues that we report in each quarter are attributable to agreements entered into during previous quarters. Consequently, a decline in sales, customer renewals or market acceptance of our solutions in any one quarter would not necessarily be fully reflected in the revenues in that quarter, and would negatively affect our revenues and profitability in future quarters. This ratable revenue recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers generally are recognized over the applicable agreement term. Our subscription-based approach may result in uneven recognition of revenues.

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

While most of our customers elect to renew their subscription agreements following the expiration of a term, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to such expiration. For these customers, we stop recognizing subscription revenues at the end of the current term, even though we may continue to provide services for a period of time while the renewal process is completed. Once the renewal is complete, we then recognize subscription revenues for the period between the expiration of the term of the agreement and the completion of the renewal process. As a result of the widespread destruction caused by the hurricanes in Puerto Rico and the U.S. Virgin Islands in 2017, we discontinued our service to our customers in those service areas and classified the contracts as expired and stopped recognizing revenues. We cannot be certain when or if the affected customers will resume operations and renew their contracts.

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

In addition, we face and will continue to face risks in doing business internationally that could adversely affect our business, including:

•	the potential impact of currency exchange fluctuations;
•	the need to comply with local data residency requirements;
•	the availability and reliability of local data centers and internet bandwidth providers;
•

the difficulty of staffing and managing international operations and the increased operations, travel, shipping and compliance costs associated with having customers in numerous international locations;

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;
•	the availability of coverage by wireless carriers in international markets;
•	higher or more variable costs associated with wireless carriers and other service providers;
•	the need to offer customer support in various languages;
•	challenges in understanding and complying with local laws, regulations and customs in foreign jurisdictions, including laws regarding privacy and government surveillance;
•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and United Kingdom Bribery Act of 2010;
•	tariffs and other non-tariff barriers, such as quotas and local content rules;
•	more limited protection for our intellectual property in some countries;
•	adverse or uncertain tax consequences as a result of international operations;
•	currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
•	restrictions on the transfer of funds;
•	deterioration of political relations between the United States and other countries; and
•	political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.

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

As of December 31, 2018, we had federal net operating loss carryforwards (“NOLs”) of approximately $85.4 million, of which $80.6 million will expire between 2026 through 2037, if not utilized, and $4.8 million which do not expire. As of December 31, 2018, we also had state NOLs of approximately $54.3 million, which will expire, if not utilized, in 2019 through 2038. These federal and state NOLs are available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state.

We may be subject to litigation for a variety of claims or to other legal requests, which could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business.

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

We, or our customers, may be subject to requests for our data or information concerning our techniques and processes, pursuant to state or federal law (for example, public-records requests or subpoenas to provide information or to testify in court). This data and information, some of which we may deem to be confidential or trade secrets, could therefore become a matter of public record and also become accessible by competitors, which could negatively impact our business.

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

As of December 31, 2018, we had 31 U.S. patents directed to our technologies, as well as one granted patent in Israel. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we endeavor to enter into non-disclosure agreements with our employees, licensees and others who may have access to this information, we cannot assure you that these agreements or other steps we have taken will prevent unauthorized use, disclosure or reverse engineering of our technology. Moreover, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent this competition. Third parties also may seek access to our trade secrets, proprietary know-how and other confidential information through legal process (for example, public-records requests or subpoenas to provide information or to testify in court) and it could be expensive to defend against those requests. Disclosure of our trade secrets, proprietary know-how and other confidential information could negatively impact the business.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in June 2017 at a price of $11.00 per share, our stock price has ranged from an intraday low of $9.33 to an intraday high of $66.14 through February 28, 2019.

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

•	ratings changes by any securities analysts who follow our company;
•	changes in the availability of federal funding to support local law enforcement efforts, or local budgets;
•	announcements by us of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of other software companies generally;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in our board of directors or management;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	lawsuits threatened or filed against us;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	general economic conditions in the United States and abroad;

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
•	media misperception of our sales and customer relationships, including press announcements or media mentions of future sales that may be misleading or inaccurate.

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

Certain holders of our shares of common stock have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities including approximately 3.3 million shares that were registered in connection with the Registration Statement on Form S-3 that became effective on July 27, 2018. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In addition, non-affiliates have the ability to sell shares of our common stock in the open market or through block trades without subject to volume restrictions under Rule 144 of the Securities Act. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock. In the event a large number of shares of common stock are sold in the public market, such share sales could reduce the trading price of our common stock.

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

Our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, on December 19, 2018, the Delaware Chancery Court issued an opinion invalidating this provision in the certificates of incorporation of Delaware corporations. The Chancery Court held that a Delaware corporation can only use its constitutive documents to bind a plaintiff to a particular forum where the claim involves rights or relationships established by or under Delaware’s corporate law. This case may be appealed to the Delaware Supreme Court. In light of this recent court decision, on December 21, 2018 we announced that we do not currently intend to enforce the foregoing federal forum selection provision unless the relevant court decision is appealed and the Delaware Supreme Court reverses the decision. If there is no appeal or if the Delaware Supreme Court affirms the Chancery Court’s decision, then we intend to seek approval by our stockholders to amend our certificate of incorporation at our next regularly-scheduled annual meeting of stockholders to remove the invalid provision.

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

Item 3. LEGAL PROCEEDINGS

On November 6, 2017 three individuals, Ken Fisher, Kevin Baxter and Fred Holmes (the “Contractors”), filed a complaint with the Superior Court of California, County of Alameda, alleging breach of contract, a breach of the implied covenant of good faith and fair dealing and violation of Section 17200 et seq. of the California Business and Professions Code, purportedly predicated on an alleged breach of Section 10b-5 of the Securities Exchange Act of 1934. On October 4, 2018, the parties reached a binding settlement. The Contractors filed a Notice of Unconditional Settlement on October 9, 2018, which gives them 45 days from October 4, 2018 to file a request for dismissal. The Contractors filed a request for dismissal on October 24, 2018 and such dismissal was entered as requested on October 24, 2018.

On August 28, 2018, Silvon S. Simmons (the "Plaintiff") amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add us and employees as a defendant. The amended complaint alleges conspiracy to violate plaintiff's civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that ShotSpotter colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff's conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney's fees. We believe that the Plaintiff's claims are without merit and are disputing them vigorously.

We may become subject to legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

An unfavorable outcome on any litigation matters could require payment of substantial damages, or, in connection with any intellectual property infringement claims, could require us to pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters or legal proceedings could have a material adverse effect on our business, operating results, financial condition and cash flows.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASER OF EQUITY SECURITIES.

Market Information of Common Stock

Our common stock has been listed on the Nasdaq Capital Market under the symbol “SSTI” since June 7, 2017. Prior to that date, there was no public trading market for our common stock.

On March 1, 2019, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $49.33 per share. As of March 1, 2019, we had approximately 80 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

On October 1, 2018, we issued 2,084 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share. The shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-217603), which was declared effective on June 6, 2017. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA.

The following selected consolidated financial data should be read together with our consolidated financial statements and related notes, as well as the information found under the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data as of and for the years ended December 31, 2018, 2017, and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$34,753	$23,763	$15,507
Costs
Cost of revenues (1)	14,846	11,370	9,549
Impairment of property and equipment	686	793	—
Total costs	15,532	12,163	9,549
Gross profit	19,221	11,600	5,958

Operating expenses
Sales and marketing (1)	8,377	6,179	4,475
Research and development (1)	4,987	4,159	4,093
General and administrative (1)	8,425	5,595	2,362
Total operating expenses	21,789	15,933	10,930
Loss from operations	(2,568)	(4,333)	(4,972)
Other income (expense), net
Remeasurement of convertible preferred stock warrant liability	—	(3,725)	(524)
Loss on early extinguishment of debt	—	(479)	—
Interest income (expense), net	82	(1,114)	(1,317)
Other expense, net	(252)	(169)	(47)
Loss before income taxes	(2,738)	(9,820)	(6,860)
Provision (benefit) for income taxes	(13)	160	—
Net loss	$(2,725)	$(9,980)	$(6,860)
Net loss per share, basic and diluted	$(0.26)	$(1.61)	$(4.28)
Weighted average shares used in computing net loss per share, basic and diluted	10,569,007	6,197,775	1,602,402

(1)	Includes stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Stock-based compensation expense:
Cost of revenues	$316	$75	$11
Sales and marketing	770	133	7
Research and development	272	69	18
General and administrative	1,110	351	47
Total stock-based compensation expense	$2,468	$628	$83
Depreciation and amortization expense:
Cost of revenues	$3,752	$3,027	$2,462
Sales and marketing	65	37	31
Research and development	63	35	39
General and administrative	37	22	19
Total depreciation and amortization expense	$3,917	$3,121	$2,551

	As of December 31,
	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,218	$19,567
Accounts receivable and unbilled revenue	$15,267	$3,928
Deferred revenue, current and non-current	$24,162	$18,490
Working capital (deficit)	$(1,764)	$3,142
Total stockholders' equity	$17,147	$12,162

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

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help deter gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Flex, is the leading outdoor gunshot detection, location and alert system. Our newly-acquired patrol management software, ShotSpotter Missions (formerly HunchLab), creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. Our gunshot detection solutions are trusted by 100 cities as of December 31, 2018.

Our gunshot detection solutions consist of highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors designed to detect outdoor gunfire. The speed and accuracy of our gunfire alerts enable law enforcement and security personnel to reduce their response times to shooting events, which can increase the chances of apprehending the shooter, providing timely aid to victims, and identifying witnesses before they scatter, as well as aid in evidentiary collection and serve as an overall deterrent. When a potential gunfire incident is detected by our sensors, our system applies machine learning combined with a human review to analyze and validate the incident and precisely locate where the incident occurred. An alert containing a location on a map and critical information about the incident is transmitted directly to subscribing law enforcement or security personnel through any internet-connected computer and to iPhone or Android mobile devices.

Our software transmits validated gunfire data along with a recorded digital file of the triggering sound to our Incident Review Center (“IRC”), where our trained acoustic experts are on duty 24 hours a day, seven days a week, 365 days a year to screen and confirm actual gunfire incidents. Our acoustic experts can supplement alerts with additional tactical information, such as the potential presence of multiple shooters or the use of high-capacity weapons. Gunshot incidents reviewed by our IRC result in alerts typically sent within 45 seconds of the gunfire incident.

We generate annual subscription revenues from the deployment of ShotSpotter Flex on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Missions solution pricing is under development, but will also be subscription based. As of December 31, 2018, we had ShotSpotter Flex, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract of approximately 670 square miles, of which 648 square miles had gone live as of December 31, 2018. The 648-mile number reflects five additional miles covered by existing customers that were previously unaccounted due to rounding, as a result of an internal review of our existing coverage miles. These coverage areas included 100 cities and 10 campuses/sites across the United States and in South Africa, including three of the ten largest cities in the United States. For the year ended December 31, 2018, substantially all of our revenues are attributable to customers based in the United States.

While we intend to continue to devote resources to increase sales of our ShotSpotter SecureCampus and ShotSpotter SiteSecure solutions, and are still developing the pricing model for ShotSpotter Missions, we expect that revenues from our ShotSpotter Flex solution will continue to comprise a substantial majority of our revenues going forward.

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

We rely on a limited number of suppliers and contract manufacturers to produce components of our solutions. We have no long-term contracts with these manufacturers and purchase from them on a purchase-order basis. Our outsourced manufacturers generally procure the components directly from third-party suppliers. Although we use a limited number of suppliers and contract manufacturers, we believe that we could find alternate suppliers or manufacturers if circumstances required us to do so, in part because a significant portion of the components required by our solutions is available off the shelf. For a discussion of the risks associated with our limited number of suppliers, see risk entitled “We rely on a limited number of suppliers and contract manufacturers, and our proprietary ShotSpotter sensors are manufactured by a single contract manufacturer” in in Item 1A, Risk Factors, included in this Annual Report on Form 10-K.

We generated revenues of $34.8 million, $23.8 million and $15.5 million for the years ended December 31, 2018, 2017, and 2016, respectively, a year-over-year increase of 46% and 53%. For 2018, 2017, and 2016, revenues from ShotSpotter Flex represented approximately 97%, 98% and 99% of total revenues, respectively. Our two current largest customers, The City of Chicago and the City of New York, each accounted for 22% and 15%, respectively, of our total revenues for the year ended December 31, 2018. The City of New York and Puerto Rico Housing Administration, accounted for 18% and 7%, respectively, of our total revenues for the year ended December 31, 2017, and each accounted for 12% of our total revenues for the year ended December 31, 2016. Substantially all of our revenues for the years ended December 31, 2018, 2017, and 2016 were derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands).

We have not yet achieved profitability on an annual basis and had net losses of $2.7 million, $10.0 million and $6.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. Our accumulated deficit was $97.4 million and $97.6 million as of December 31, 2018 and 2017, respectively.

In September 2017, we used $13.7 million from the net proceeds of our initial public offering to voluntarily repay our outstanding indebtedness of $13.5 million and $0.2 million in prepayment fees under a promissory note (the “2015 Term Note”). In connection with this early extinguishment of debt, we wrote off $0.3 million of unamortized debt issuance costs.

During the years ended December 31, 2018, 2017, and 2016, we went “live” on 168, 114 and 72 net new square miles of coverage, respectively. In each case, the increase in coverage was achieved through a combination of new customers and expansions with existing customers and, in the case of year ended December 31, 2017, the 114 net new square miles included the impact of a 33coverage mile reduction as a result of our discontinuation in service of Puerto Rico and the U.S Virgin Islands due to the devastation caused by the hurricanes.

In connection with the cessation of our service with Puerto Rico and the U.S. Virgin Islands, we classified the contracts as expired, and stopped recognizing revenue and accelerated the deferred revenues related to setup fees under these contracts.

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming and the fact that our typical sales cycle is often very long and can be costly. To combat these challenges, we invest in research and development, increase awareness of our solutions, and hire additional sales representatives to drive sales in order to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion, particularly for our ShotSpotter Flex solution.

We will also focus on expanding our business by introducing new products and services to existing customers such as ShotSpotter Missions, as described below. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth given our large and growing installed base of police departments who trust ShotSpotter’s products, support and way of doing business. The ability to cross-sell new products provides an opportunity to grow revenue per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other ShotSpotter solutions and priced and serviced appropriately. In some cases, we will need to bring in new skills sets to properly develop, market, sell or service these new products depending on the categories they represent.

In October 2018, we acquired the HunchLab technology and related assets that underline our ShotSpotter Missions solution. ShotSpotter Missions applies risk modeling and artificial intelligence to help forecast when and where crimes are likely to emerge and recommends specific patrol missions and tactics that can deter these events. The HunchLab technology provides a proven, high-value, and complementary solution we can immediately offer to our existing law enforcement customers. We believe our investment will democratize the sharing of important intelligence with patrol officers who currently have limited direct access to crime analysts.

With respect to international sales, we believe that we have the potential to expand our coverage within South Africa and to pursue opportunities in Europe, South America and other regions of the world. For example, we signed a contract with the Bahamas in early 2019. By adding additional sales resources in strategic locations, we believe we will be better positioned to reach these markets. However, we recognize that we have limited international operational experience and currently operate only in one region outside of the United States, South Africa. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic and political risks. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend what is already a lengthy sales cycle.

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

•

the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital. All preferred stock warrants were converted into common stock warrants. In addition, we issued to the lead underwriter in the IPO a warrant to purchase up to 84,000 shares of our common stock. See Note 15, Convertible Preferred Stock Warrants and Common Stock Warrants, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding the warrants.

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue retention rate	139%	141%	127%
Sales and marketing spend per $1.00 of new annualized contract value	$0.30	$0.34	$0.28
Net new "go-live" square miles	168	114	72

Revenue Retention Rate

We calculate our revenue retention rate for a period by dividing the (a) total revenues for such year from those customers who were customers during the corresponding prior year by (b) the total revenues from all customers in the corresponding prior year. For the purposes of calculating our revenue retention rate, we count as customers all entities with which we had contracts in the applicable year. Revenue retention rate for any given period does not include revenues attributable to customers first acquired during such period. We focus on our revenue retention rate because we believe that this metric provides insight into revenues related to and retention of existing customers. If our revenue retention rate for a year exceeds 100%, as it did in the years presented above, this indicates a low churn and means that the revenues retained during the year, including from customer expansions, more than offset the revenues that we lost from customers that did not renew their contracts during the year. As further evidence of our low churn, since transitioning our public safety business to the ShotSpotter Flex model in 2011, we have added over 60 new ShotSpotter Flex customers, but only six such customers have terminated service, two of which were terminated due to hurricane damage. We do not anticipate maintaining our revenue retention rate at the levels observed in 2018 and 2017. For example, in 2018, our revenue retention rate excluding our largest customer, hicago, would have been 118%. We measure revenue retention rate on an annual basis.

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

Net New “Go-Live” Miles

Net new “go-live” square miles represent the square miles covered by deployments that were formally approved by customers during the quarter, both from initial and expanded customer deployments, net of square miles that ceased to be “live” during the quarter due to customer cancellations. New square miles include deployed square miles that may have been sold, or booked, in prior quarters. We focus on net new “go-live” miles as a key business metric to measure our operational performance and inform strategic decisions.

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

We generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenue and deferred revenue from quarter to quarter. For our ShotSpotter Flex solution, our pricing model is based on a per-square-mile basis. For ShotSpotter SecureCampus and ShotSpotter SiteSecure, our pricing model is on a customized-site basis. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

It is likely that international deployments may or will have different payment and billing terms due to their local laws, restrictions or other customary terms and conditions.

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

Impairment of property and expense is primarily attributable to our write-off of the remaining book value of indoor sensor inventory and indoor sensor networks installed at certain security customers during the year ended December 31, 2018 and write-off for deployed equipment in Puerto Rico and the U.S. Virgin Islands that was destroyed by the hurricanes in September 2017.

Starting mid 2020 through 2022 we will have to upgrade our sensors that use third-generation cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues.

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

We are investing in engineering resources to support further development of the ShotSpotter Missions crime forecasting software. The focus of this effort will be in the areas of data science modeling, user experience, core application functionality and backend infrastructure improvements including integration of ShotSpotter gunshot data to enhance forecasting of gun violence.

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

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2018 and 2017 (in thousands):

		As a % of		As a % of	Change
	2018	Revenues	2017	Revenues	$	%
Revenues	$34,753	100%	$23,763	100%	$10,990	46%
Costs
Cost of revenues	14,846	43%	11,370	48%	3,476	31%
Impairment of property and equipment	686	2%	793	3%	(107)	(13%)
Total costs	15,532	45%	12,163	51%	3,369	28%
Gross profit	19,221	55%	11,600	49%	7,621	66%
Operating expenses:
Sales and marketing	8,377	24%	6,179	26%	2,198	36%
Research and development	4,987	14%	4,159	18%	828	20%
General and administrative	8,425	24%	5,595	24%	2,830	51%
Total operating expenses	21,789	63%	15,933	67%	5,856	37%
Loss from operations	(2,568)	(7%)	(4,333)	(18%)	1,765	(41%)
Other expense, net	(170)	(1%)	(5,487)	(23%)	5,317	(97%)
Benefit (provision) for income taxes	13	—	(160)	(1%)	173	(108%)
Net loss	$(2,725)	(8%)	$(9,980)	(42%)	$7,255	(73%)

Revenues

The increase of $11.0 million in revenues was primarily attributable to $5.2 million from expansions of existing customer coverage areas, $1.9 million of new customer solutions that went live during 2018, and $4.8 million related primarily to customer deployments that went live in 2017 and for which we recognized a full year of revenues in 2018.

Costs

The increase in costs of $3.4 million was due primarily to a $1.4 million increase in overhead expenses resulting from an increase in employee headcount, a $0.8 million increase in operating costs, which includes costs incurred in providing remote and on-site customer support and maintenance services, infrastructure hosting for our service application and costs related to operating our IRC, and a $0.6 million increase in depreciation offset by $0.4 million decrease in telecommunication fees and $0.1 million in lower impairment charges. During 2018, we recognized impairment expense of $0.7 million for the impairment of property and equipment primarily related to the remaining book value of indoor sensor inventory and indoor sensor networks installed at certain security customers. During 2017, we recognized impairment expense of $0.8 million for the impairment of property and equipment primarily related to the remaining net book value for deployed equipment that was presumed destroyed by hurricanes in September 2017.

Gross margin for 2018 increased six percentage points from gross margin for 2017 because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

The increase in sales and marketing expense of $2.2 million was primarily due to an increase of $1.3 million in salaries, commissions, recruiting, and stock-based compensation expense, and a $0.7 million increase in consulting and outside services associated with expansion of our sales, marketing and customer success organization.

Research and Development Expense

The increase in research and development expense of $0.8 million was due primarily due to a $0.7 million increase in salaries, benefits and bonuses for research and development personnel, and stock-based compensation expense and a $0.1 million increase in consulting fees related to the development of our mobile applications and next-generation sensors.

General and Administrative Expense

The increase in general and administrative expense of $2.8 million from 2017 to 2018 was due to a $2.0 million increase in legal, accounting and other outside services fees associated with litigation and settlement expenses, business acquisition expenses, and operating as a public company, a $0.4 million increase in non-employee director compensation, and a $0.4 million increase in personnel expense primarily due to stock-based compensation expense.

Other Expense, Net

The decrease in other expense, net of $5.3 million was due to a $3.7 million decrease in expense related to the remeasurement of the preferred stock warrant liability due to a final remeasurement upon our IPO in the second quarter of 2017, a $1.6 million decrease in interest expense due to the termination of debt in the third quarter of 2017, a $0.2 million in prepayment fees in connection with the early extinguishment of debt, and a write-off of $0.3 million of unamortized debt issuance costs due to the termination of debt in the third quarter on 2017.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the years ended December 31, 2018 and 2017, our provision for income taxes consisted of a benefit (provision) for foreign income taxes only.

Comparison of Years Ended December 31, 2017 and 2016

The following table sets forth our selected consolidated statements of operations data for the years ended December 31, 2017 and 2016 (in thousands):

		As a % of		As a % of	Change
	2017	Revenues	2016	Revenues	$	%
Revenues	$23,763	100%	$15,507	100%	$8,256	53%
Costs
Cost of revenues	11,370	48%	9,549	62%	1,821	19%
Impairment of property and equipment	793	3%	—	—	793	100%
Total costs	12,163	51%	9,549	62%	2,614	27%
Gross profit	11,600	49%	5,958	38%	5,642	95%
Operating expenses:
Sales and marketing	6,179	26%	4,475	29%	1,704	38%
Research and development	4,159	18%	4,093	26%	66	2%
General and administrative	5,595	24%	2,362	15%	3,233	137%
Total operating expenses	15,933	67%	10,930	70%	5,003	46%
Loss from operations	(4,333)	(18%)	(4,972)	(32%)	639	(13%)
Other expense, net	(5,487)	(23%)	(1,888)	(12%)	(3,599)	191%
Provision for income taxes	(160)	(1%)	—	—	(160)	(100%)
Net loss	$(9,980)	(42%)	$(6,860)	(44%)	$(3,120)	45%

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

Operating Expenses

Sales and Marketing Expense

The increase of $1.7 million was primarily due to a $1.4 million increase in salaries, commissions and stock-based compensation expense associated with expansion of our sales, marketing and customer success organization, a $0.3 million increase in travel expense associated with the increase in personnel, and $0.1 million in bad debt expense, offset by a decrease of $0.2 million in third party commissions paid for South Africa, during the year ended December 31, 2017.

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

Other Expense, Net

The increase of $3.6 million was due to a $3.2 million increase in expense related to the remeasurement of the preferred stock warrant liability due to a final remeasurement upon our IPO, $0.2 million in prepayment fees in connection with the early extinguishment of debt and the write-off of $0.3 million of unamortized debt issuance costs. This increase was offset by a $0.2 million decrease in interest expense due to termination of debt in the third quarter of 2017.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the year ended December 31, 2017, our provision for income taxes consists of the foreign taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $10.2 million as of December 31, 2018. We also have a $10.0 million credit facility, of which no amounts outstanding as of December 31, 2018.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Use of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, and cash used in investing activities, such as property and equipment expenditures to install infrastructure in customer cities in order to deliver our solutions.

On October 3, 2018, we acquired certain technology, referred to as HunchLab, and related assets from Azavea Inc. The purchase consideration totaled $2.5 million, consisting of $1.7 million in cash and a contingent earnout payable in cash for up to $750,000 based on HunchLab’s revenues generated over the three-year period following the acquisition date.

In September 2017, we voluntarily repaid our outstanding borrowing of $13.5 million under the 2015 Term Note. This resulted in a loss on early extinguishment of debt of $0.2 million for prepayment fees and other miscellaneous fees, and $0.3 million for the write-off of a portion of our unamortized debt issuance costs.

Credit Facility

On September 27, 2018, we entered into the Umpqua Credit Agreement, which allows us to borrow up to $10.0 million under a revolving loan facility. We intend to use the revolving loan facility for general working capital purposes.

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

Cash Flows

Comparison of Years Ended December 31, 2018, 2017 and 2016

The following table presents a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,386)	$3,387	$2,257
Investing activities	(10,203)	(6,506)	(4,554)
Financing activities	2,437	18,751	2,008
Net change in cash and cash equivalents	$(9,152)	$15,632	$(289)

As of December 31, 2018, 2017 and 2016, $1.1 million, $1.0 million and $0.6 million in cash was held by our consolidated foreign subsidiary. In the year ended December 31, 2017, we used $0.5 million of these funds to pay our U.S. parent company for services delivered in the year ended December 31, 2016 under an intercompany license agreement.

Operating Activities

For standard customer deployments, we typically achieve cashflow breakeven, on a direct variable cost-basis, in less than a year from the date of execution of the contract. Our net loss and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal and outside services fees, sales and marketing expenses, and our ability to bill and collect in a timely manner.

Operating activities used $1.4 million in 2018 and provided $3.4 million and $2.3 million in 2017 and 2016, respectively. The use of cash for 2018 was primarily driven by changes in accounts receivable and our net loss of $2.7 million and offset by changes in deferred revenue, stock-based compensation, and depreciation and amortization. The generation of cash for 2017 was primarily driven by changes in accrued expenses and deferred revenue, depreciation and amortization and remeasurement of warrant liability, partially offset by changes in accounts receivable and our net loss of $10.0 million.

The generation of cash in 2016, was primarily from $5.8 million in cash provided as a result of changes in operating assets and liabilities, and non-cash charges aggregating $3.3 million which was offset by our net loss of $6.9 million.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $10.2 million, $6.5 million and $4.6 million in the years ended December 31, 2018, 2017 and 2016, respectively, primarily for property and equipment expenditures to install our solutions in customer coverage areas and business acquisition in the year ended December 31, 2018. We completed our acquisition of the HunchLab assets for approximately $1.7 million in cash at closing.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and warrants, employee stock purchase plan, proceeds from our IPO, borrowings under our term loan pursuant to the Orix Loan Agreement, and, offset by payment of indebtedness, debt issuance and financing costs.

Financing activities provided $2.4 million in the year ended December 31, 2018, primarily from $1.5 million from the exercise of stock options and warrants, and $0.9 million proceeds from employee stock purchase plan.

Financing activities provided $18.8 million in the year ended December 31, 2017, primarily from $32.4 million in net proceeds, excluding underwriting discounts and commissions, from our IPO and $1.5 million in borrowing under our 2015 Term Note (see Note 9, Financing Arrangements, to our consolidated financial statements included elsewhere in this Annual Report in Form 10-K, for details regarding the 2015 Term Note), offset in part by $13.5 million in repayment of our 2015 Term Note and $1.9 million in payments for costs associated with our IPO.

Financing activities provided $2.0 million in cash primarily from proceeds from our term loan pursuant to the Orix Loan Agreement of $2.0 million in the year ended December 31, 2016.

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations as of December 31, 2018.

	Less than	1 to	3 to	More than
	1 Year	3 Years	5 Years	5 Years	Total
	(in thousands)
Operating lease (1)	$352	$661	$—	$—	$1,013
Data center arrangements (2)	$213	$71	$—	$—	$284

(1)	Operating lease payments include total future minimum rent payments under a non-cancelable operating lease agreement as described in Note 17, Commitments and Contingencies.
(2)	Data center arrangements include total future minimum payments under the non-cancelable contracts as described in Note 17, Commitments and Contingencies.

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

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenues, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 3, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies.

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

Revenue Recognition — Effective January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”). This standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Topic 606 was adopted on a modified retrospective basis and the new standard was applied only to new contracts entered into after January 1, 2018, and contracts that were not completed as of January 1, 2018. For additional information on the impact to previously reported results, see Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Business Acquisition — We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing such intangible assets include, but not limited to, future expected cash flows from customer relationships and developed technology; and discount rates.

Goodwill — Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment.

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, we adopted Topic 606. This standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Topic 606 was adopted on a modified retrospective basis and the new standard was applied only to new contracts entered into after January 1, 2018, and contracts that were not completed as of January 1, 2018. The cumulative effect of this adoption of Topic 606 as of January 1, 2018 resulted in a reduction to accumulated deficit of $2.9 million, a reduction of short-term and long-term deferred revenue of $1.2 million and the capitalization of commissions in assets of $1.8 million.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides targeted improvements to the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. Specific accounting areas addressed include equity investments and financial liabilities reported under the fair value option and valuation allowance assessment resulting from unrealized losses on available-for-sale securities. This ASU also changes certain presentation and disclosure requirements for financial instruments. This ASU is to be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. We adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any material impact on the consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires entities to recognize the income tax impact of an inter-entity sale or transfer of an asset other than inventory when the sale or transfer occurs, rather than when the asset has been sold to an outside party. The guidance will require a modified retrospective application with a cumulative catch-up adjustment to opening retained earnings. We adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation. We adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018, ASU 2018-11 in July 2018 and ASU 2018-20 in December 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. We elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption.

At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. We have elected to apply the package of practical expedients upon adoption.

We identified our operating lease for its corporate headquarters office impacted by the new standard and are currently in the process of updating our business processes and related policies, systems and controls to support recognition and disclosure under the new standard.

Upon adoption of the amended guidance, we expect to recognize right-of-use assets and related lease liabilities of approximately $0.8 million for our contracts which contain an operating lease. We currently do not expect the amended guidance to have any other material impacts on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (“Topic 260”), Distinguishing Liabilities from Equity (“Topic 480”), Derivatives and Hedging (“Topic 815”). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this ASU are effective for us as of January 1, 2019. The amendments in Part II of ASU 2017-11 replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of ASU 2017-11 do not require any transition guidance. We do not expect the adoption of this ASU to have any impact on the consolidated financial statements.

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

We had cash of $10.2 million as of December 31, 2018, which consists entirely of bank deposits. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally the South African Rand. Movements in foreign currencies in which we transact business could significantly affect future net earnings. For example, if the average value of the South African Rand had been 10% higher relative to the U.S. dollar during 2018, 2017 or 2016, it would not have resulted in a significant impact to our results of operations for the years ended December 31, 2018, 2017 or 2016. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ShotSpotter, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ShotSpotter, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity/(deficit), and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 4, 2019

ShotSpotter, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$10,218	$19,567
Accounts receivable and unbilled revenue	15,267	3,928
Prepaid expenses and other current assets	1,527	839
Restricted cash	60	30
Total current assets	27,072	24,364
Property and equipment, net	16,504	11,596
Goodwill	1,379	—
Intangible assets, net	242	95
Other assets	1,922	143
Total assets	$47,119	$36,198
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,307	$1,627
Deferred revenue, short-term	23,102	15,780
Accrued expenses and other current liabilities	4,427	3,815
Total current liabilities	28,836	21,222
Deferred revenue, long-term	1,060	2,710
Other liabilities	76	104
Total liabilities	29,972	24,036
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 10,864,722 and 9,827,129 shares issued and outstanding as of December 31, 2018 and 2017, respectively	55	48
Additional paid-in capital	114,618	109,708
Accumulated deficit	(97,377)	(97,595)
Accumulated other comprehensive income (loss)	(149)	1
Total stockholders' equity	17,147	12,162
Total liabilities and stockholders' equity	$47,119	$36,198

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$34,753	$23,763	$15,507
Costs
Cost of revenues	14,846	11,370	9,549
Impairment of property and equipment	686	793	—
Total costs	15,532	12,163	9,549
Gross profit	19,221	11,600	5,958

Operating expenses
Sales and marketing	8,377	6,179	4,475
Research and development	4,987	4,159	4,093
General and administrative	8,425	5,595	2,362
Total operating expenses	21,789	15,933	10,930
Operating loss	(2,568)	(4,333)	(4,972)
Other income (expense), net
Remeasurement of convertible preferred stock warrant liability	—	(3,725)	(524)
Loss on early extinguishment of debt	—	(479)	—
Interest income (expense), net	82	(1,114)	(1,317)
Other expense, net	(252)	(169)	(47)
Total other income (expense), net	(170)	(5,487)	(1,888)
Loss before income taxes	(2,738)	(9,820)	(6,860)
Provision (benefit) for income taxes	(13)	160	—
Net loss	$(2,725)	$(9,980)	$(6,860)
Net loss per share, basic and diluted	$(0.26)	$(1.61)	$(4.28)
Weighted average shares used in computing net loss per share, basic and diluted	10,569,007	6,197,775	1,602,402

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(2,725)	$(9,980)	$(6,860)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(150)	3	(2)
Comprehensive loss	$(2,875)	$(9,977)	$(6,862)

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity/(Deficit)

(In thousands, except share data)

	Series B-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2015	3,848,023	$22,075	1,176,423	$20,000	1,583,601	$8	$30,295	$(80,755)	$—	$(50,452)
Exercise of stock options					33,395		25			25
Stock-based compensation							83			83
Other comprehensive loss									(2)	(2)
Net loss								(6,860)		(6,860)
Balance at December 31, 2016	3,848,023	$22,075	1,176,423	$20,000	1,616,996	$8	$30,403	$(87,615)	$(2)	$(57,206)
Issuance of common stock upon IPO, net $3.0 million in commissions and discounts					3,220,000	16	32,410			32,426
IPO costs							(1,870)			(1,870)
Conversion of convertible preferred stock of common stock upon IPO	(3,848,023)	(22,075)	(1,176,423)	(20,000)	4,689,753	23	42,052			42,075
Reclassification of preferred stock warrant liability into additional paid in capital upon IPO							5,711			5,711
Exercise of stock options					74,984		55			55
Issuance of common stock in connection with cashless exercise of warrants					191,263	1				1
Issuance of common stock from ESPP purchase					34,133		319			319
Stock-based compensation							628			628
Other comprehensive income									3	3
Net loss								(9,980)		(9,980)
Balance at December 31, 2017	—	$—	—	$—	9,827,129	$48	$109,708	$(97,595)	$1	$12,162
Exercise of stock options					609,985	3	547			550
Issuance of common stock in connection with exercise of warrants					296,691	1	987			988
Issuance of common stock from ESPP purchase					83,605	—	909			909
Issuance of common stock from RSU's vested					47,312	3	(1)			2
Stock-based compensation							2,468			2,468
Other comprehensive income									(150)	(150)
Cumulative effect of change in accounting principle								2,943		2,943
Net loss								(2,725)		(2,725)
Balance at December 31, 2018	—	$—	—	$—	10,864,722	$55	$114,618	$(97,377)	$(149)	$17,147

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(2,725)	$(9,980)	$(6,860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,917	3,121	2,551
Impairment of property and equipment	686	793	—
Stock-based compensation	2,468	628	83
Amortization of debt issuance costs	—	132	131
Remeasurement of convertible preferred stock warrant liability	—	3,725	524
Loss on early extinguishment of debt	—	479	—
Loss on disposal of property and equipment	4	—	27
Changes in operating assets and liabilities:
Accounts receivable	(11,224)	(1,518)	255
Prepaid expenses and other assets	(766)	(247)	(90)
Accounts payable	(346)	291	410
Accrued expenses and other current liabilities	(246)	1,535	1,049
Deferred revenue	6,846	4,428	4,177
Net cash provided by (used in) operating activities	(1,386)	3,387	2,257
Cash flows from investing activities:
Purchase of property and equipment	(8,444)	(6,430)	(4,476)
Investment in intangible and other assets	(48)	(76)	(78)
Business acquisition	(1,711)	—	—
Net cash used in investing activities	(10,203)	(6,506)	(4,554)
Cash flows from financing activities:
Proceeds from initial public offering, net of commissions and discounts	—	32,426	—
Proceeds from notes payable	—	1,500	2,000
Repayment of notes payable	—	(13,500)	—
Payment of debt issuance costs	—	(30)	(17)
Payment on debt extinguishment costs	—	(149)	—
Payment of line of credit costs	(10)	—	—
Payments of initial public offering costs	—	(1,870)	—
Proceeds from exercise of stock options	550	55	25
Proceeds from exercise of warrants	988	—	—
Proceeds from employee stock purchase plan	909	319	—
Net cash provided by financing activities	2,437	18,751	2,008
Increase (decrease) in cash, cash equivalents and restricted cash	(9,152)	15,632	(289)
Effect of exchange rate on cash and cash equivalents	(167)	70	30
Cash, cash equivalents and restricted cash at beginning of year	19,597	3,895	4,154
Cash, cash equivalents and restricted cash at end of period	$10,278	$19,597	$3,895
Supplemental cash flow disclosures:
Cash paid for interest	$—	$1,235	$1,186
Supplemental disclosure of non-cash financing activities:
Estimated fair value of contingent consideration	$750	$—	$—
Conversion of convertible preferred stock into common stock	$—	$42,075	$—
Reclassification of convertible preferred stock warrant liability into additional paid-in capital	$—	$5,711	$—
Deferred offering costs included in other assets	$249	$—	$—
Line of credit costs included in other assets	$91	$—	$—
Issuance of warrants in connection with the issuance of notes payable	$—	$111	$—

See accompanying notes consolidated financial statements.

ShotSpotter, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement to help deter gun violence and make cities, campuses and facilities safer. The company’s flagship product, ShotSpotter Flex, is the leading outdoor gunshot detection, location and forensic system trusted by more than 95 cities. ShotSpotter Missions (formerly HunchLab) uses artificial intelligence-driven analysis to help strategically plan patrol missions and tactics for maximum crime deterrence. The Company offers its solutions on a SaaS-based subscription model to its customers.

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

•

Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital. All preferred stock warrants were converted into common stock warrants. In addition, the Company issued to the lead underwriter in the IPO a warrant to purchase up to 84,000 shares of its common stock. See Note 14, Convertible Preferred Stock Warrants and Common Stock Warrants, for further details regarding the warrants.

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, equity statement and cash flows for the full year 2018.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including the valuation of accounts receivable, the useful lives of tangible and intangible assets, fair values of intangible assets and goodwill, stock-based compensation expense, preferred stock warrant liabilities, and accounting for income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

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

Effective January 1, 2018, after the adoption of Topic 606, the Company recognizes revenue upon the satisfaction of performance obligations. At contract inception, the Company assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company determined that the subscription services, training, and licenses to integrate with third-party applications are each distinct services that represent separate performance obligations. The setup activities are not distinct from the subscription service and are combined into the subscription service performance obligation. However, setup fees may provide a material right to the customer that has influence over the customers' decision to renew. All setup fees are assessed on a quantitative and qualitative basis to determine whether they represent a distinct performance obligation. The total contract value is allocated to each performance obligation identified based on the standalone selling price of the service. Discounts are allocated pro-rata to the identified performance obligations. For contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not consider the time value of money.

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

As of January 1, 2018, upon the adoption of Topic 606, the Company had total short-term and long-term deferred revenue of $17.3 million. During the year ended December 31, 2018, the Company recognized $9.7 million in revenue from the beginning deferred revenue and $24.8 million from new billings, and added $41.4 million to total short-term and long-term deferred revenue from new billings.

As of December 31, 2018, the Company has estimated remaining performance obligations for contractually committed revenues of $29.3 million, $20.9 million, $14.3 million, and $700,000 that will be recognized during the years ended December 31, 2019, 2020, 2021, and 2022 through 2024, respectively. The timing of revenue recognition includes estimates of go live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of December 31, 2018 and amounts under contract that will be invoiced after December 31, 2018.

During the year ended December 31, 2018, the Company recognized revenues of $33.9 million from customers in the United States and $0.9 million from a customer in South Africa.

Topic 606 also requires the capitalization of certain incremental costs of obtaining a contract, which impacts the period in which the Company records sales commissions expense. Historically, the Company recognized sales commissions expense upfront. Under Topic 606, the Company is required to capitalize these expenses. As there are not commensurate commissions earned on renewals of the subscription services, the Company concluded that the capitalized commissions are related to subscription services provided under both the initial contract and renewal periods. Therefore, the amortization period for the capitalized commissions is the customer life, which is determined to be five years. As the capitalized commissions are related to subscription services that are transferred over the customer's life, the Company amortizes the capitalized commissions on a straight-line basis of five years. For commissions that are earned on renewal contracts with an original duration of one year or less, the Company uses the practical expedient applicable to such commissions and recognizes the commissions immediately as expense instead of capitalizing. Amortization of capitalized commissions was $0.5 million for the year ended December 31, 2018 and was included in sales and marketing expense in the consolidated statements of operations.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs were $0.6 million for the year ended December 31, 2018 and $0.5 million for each of the years ended December 31, 2017 and 2016, and were included in sales and marketing expense in the consolidated statements of operations.

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

At December 31, 2018 and 2017, the Company’s cash and cash equivalents consisted of cash deposited in financial institutions.

Restricted Cash

At December 31, 2018 and 2017, restricted cash consisted of certificates of deposit held at a financial institution as collateral for credit cards and letters of credit held by the Company.

Foreign Currency

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

Accounts Receivable, net and Unbilled Revenue

Accounts receivable, net consist of trade accounts receivables from the Company’s customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivable are recorded as the invoiced amount. The Company does not require collateral or other security for accounts receivable. Unbilled revenue consists of revenue recognized in advance of invoicing the customer.

The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses based on the Company’s historical experience. At December 31, 2018 and 2017, the Company did not have an allowance for potential credit losses as there were no estimated credit losses.

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of restricted cash, cash and cash equivalents and accounts receivable from trade customers. The Company maintains its cash deposits at three domestic and one international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents.

Concentration of Accounts Receivable — At December 31, 2018, one customer accounted for 77%, of the Company’s account receivable. Fluctuations in accounts receivable result from timing of the Company’s execution of contracts and collection of related payments. At December 31, 2017, three customers accounted for 18%, 18% and 14% of the Company’s accounts receivable.

Concentration of Revenues — For the year ended December 31, 2018, two customers accounted for 22% and 15% of the Company’s revenues. For the year ended December 31, 2017, one customer accounted for 18% of the Company’s revenue. For the year ended December 31, 2016, two customers each accounted for 12% of the Company’s revenues.

Concentration of Suppliers — The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Business Acquisitions

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Acquisition-related expenses are recognized separately from the business combination and are recognized as general and administrative expense as incurred.

Goodwill

Following the acquisition of HunchLab (see Note 7, Business Acquisitions), the Company recorded goodwill for the first time in October 2018. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Since inception through December 31, 2018, the Company did not have any goodwill impairment.

Intangible Assets

Intangible assets consisted of acquired patents and capitalized legal fees related to obtaining patents, as well as customer relationships as a result from the Company’s acquisition of HunchLab in 2018 (see Note 7, Business Acquisitions). Patent assets are stated at costs, less accumulated amortization. Customer relationships are recorded at fair value as of the date of the acquisition. Intangible assets are amortized on a straight-line basis, over their expected useful lives, which range from three years for patents and seven years for customer relationships.

Property and Equipment, net

Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. The Company depreciates property and equipment using the straight-line method over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term. Costs incurred to develop software for internal use and for the Company’s solutions are capitalized and amortized over such software’s estimated useful life. Internally developed software costs capitalized during all periods presented have not been material. Property and equipment, net also includes software technology resulting from the Company’s acquisition of HunchLab, which is recorded at fair value as of the date of the acquisition, amortized on the straight-line basis over five years.

Accounting for Impairment of Long-Lived Assets

The Company annually reviews long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset to the future undiscounted net cash flows which the asset is expected to generate. If such assets are determined to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the future undiscounted net cash flows arising from the assets. Assets to be disposed of are reported at the lower of their carrying amounts or fair value less cost to sell. During the year ended December 31, 2018, the Company recognized impairment expense of $0.7 million for the impairment of property and equipment primarily related to the remaining book value of indoor sensor inventory and indoor sensor networks installed at certain security customers. During the year ended December 31, 2017, the Company recognized impairment expense of $0.8 million for the impairment of property and equipment primarily related to the remaining net book value for deployed equipment that was presumed destroyed by hurricanes in September 2017. The Company did not record any impairment of long-lived assets during the year ended December 31, 2016.

Royalty Expense

In 2009, the Company entered into a license agreement with a third party relating to a patented gunshot digital imaging system that facilitates integration with certain third-party systems. The terms of the license agreement require the Company to pay a one-time fee of $5,000 for each license sold to a customer allowing the customer to integrate their ShotSpotter service with a third-party application, such as a video management system, with a minimum annual amount due of $75,000. In 2018, 2017, and 2016, the Company incurred only the $75,000 minimum amount. The license agreement renews automatically on each subsequent year unless it is terminated in accordance with the agreement.

The royalty fee due for each license sold to a customer is capitalized as property and equipment and amortized over the estimated useful life. The difference in royalty fees capitalized in property and equipment and the minimum annual payment is classified as general and administrative expense in the consolidated statements of operations and was $35,000, $60,000 and $35,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Convertible Preferred Stock Warrants

The Company issued warrants exercisable for shares of Series B-1 convertible preferred stock, or for shares of common stock upon the automatic conversion of all outstanding series of preferred stock into common stock. These warrants were classified as a preferred stock warrant liability in the consolidated balance sheets, rather than stockholders’ equity, as they met the criteria to be classified as a derivative liability. The convertible preferred stock warrants were subject to remeasurement to fair value at each balance sheet date and any change in fair value is recognized as a component of other expense, net, in the consolidated statements of operations. The Company estimates the fair value of the warrants using an option pricing method (“OPM”) or probability weighed expected return method (“PWERM”) that incorporates the use of OPM, to allocate the estimated value of the Company. The OPM treats classes of stock as call options on a company’s enterprise value with exercise prices based on the liquidation preferences of convertible preferred stock. The OPM prices the call option using the Black-Scholes model. The PWERM relies on a forward-looking analysis to predict the possible future value of a company by weighing discrete future outcomes. Upon the closing of the IPO in 2017, the convertible preferred stock warrant liability was reclassified to additional paid-in capital. All preferred stock warrants were converted into common stock warrants.

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

Prior to the IPO, given the absence of a public trading market for the Company’s common stock, the Board considered numerous objective and subjective factors to determine the fair value of the Company’s common stock each time stock option grants were approved. The factors include, but are not limited to: (i) the valuation of the Company’s common stock by an unrelated third party; (ii) the Company’s results of operations, financial position and capital resources; (iii) current economic indicators and outlook; (iv) competition for the Company’s solutions; and (v) the Company’s marketing methods.

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

Dividend Yield — Expected dividend yield is based on our dividend policy at the time the options were granted. We do not plan to pay any dividends in the foreseeable future. Consequently, we have historically used an expected dividend yield of zero.

After the IPO, the Company uses the market closing price of its common stock as traded on the Nasdaq Capital Market to determine fair value.

The Company generally grants unvested restricted stock unit awards to non-employee directors for a fixed number of shares and a fixed vesting date. The restricted stock unit awards are valued using the closing price on the date of grant.

Forfeitures are recognized as and when they occur.

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

Accounting Pronouncements Recently Adopted

Effective January 1, 2018, the Company adopted Topic 606. This standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Topic 606 was adopted on a modified retrospective basis and the new standard was applied only to new contracts entered into after January 1, 2018, and contracts that were not completed as of January 1, 2018. The cumulative effect of this adoption of Topic 606 as of January 1, 2018 resulted in a reduction to accumulated deficit of $2.9 million, a reduction of short-term and long-term deferred revenue of $1.2 million, an increase in accrued expenses and other current liabilities of $0.1 million, and the capitalization of commissions in assets of $1.8 million.

The impact from the adoption of Topic 606 was as follows:

	Year Ended December 31, 2018
	As Reported	Effect of Change Increase/ (Decrease)	Amounts Without Adoption of Topic 606
Revenues	$34,753	$392	$34,361
Costs	$15,532	$—	$15,532
Gross profit	$19,221	$392	$18,829
Sales and marketing expense	$8,377	$(438)	$8,815
Operating loss	$(2,568)	$(830)	$(3,398)
Net loss	$(2,725)	$(830)	$(3,555)

	As of December 31, 2018
	As Reported	Effect of Change Increase/ (Decrease)	Amounts Without Adoption of Topic 606
Assets
Prepaid expenses and other current assets	$1,527	$629	$898
Other assets	$1,922	$1,560	$362
Total assets	$47,119	$2,189	$44,930
Liabilities
Deferred revenue, short term	$23,102	$1,043	$22,059
Accrued expenses and other current liabilities	$4,427	$82	$4,345
Total current liabilities	$28,836	$1,125	$27,711
Deferred revenue, long term	$1,060	$(913)	$1,973
Total liabilities	$29,972	$212	$29,760

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any material impact on the Company’s consolidated statements of cash flows.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation. The Company adopted this ASU as of January 1, 2018. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of 12 months. ASU 2016-02 is to be adopted using a modified retrospective approach, including a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. ASU 2016-02 is effective for the Company as of January 1, 2019. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements and related disclosures. The Company expects the assets leased under its operating lease for its corporate headquarters office will be capitalized on the balance sheet upon adoption of this ASU. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018, ASU 2018-11 in July 2018 and ASU 2018-20 in December 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. The Company elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption.

At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. The Company has elected to apply the package of practical expedients upon adoption.

The Company identified its operating lease for its corporate headquarters office impacted by the new standard and is currently in the process of updating its business processes and related policies, systems and controls to support recognition and disclosure under the new standard.

Upon adoption of the amended guidance, the Company expects to recognize right-of-use assets and related lease liabilities of approximately $0.8 million for its contracts which contain an operating lease. The Company currently does not expect the amended guidance to have any other material impacts on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this ASU are effective for the Company as of January 1, 2019. The amendments in Part II of ASU 2017-11 replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of ASU 2017-11 do not require any transition guidance. The Company does not expect the adopting of this ASU to have any impact on its consolidated financial statements.

Note 4. Fair Value Measurements

Prior to the IPO, the Company’s convertible preferred stock warrant liability was measured on a recurring basis and was classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly or indirectly observable. The valuation methodology and underlying assumptions in the fair value determination are discussed in Note 3, Basis of Presentation and Summary of Significant Accounting Policies, and Note 14, Convertible Preferred Stock Warrants and Common Stock Warrants.

Immediately prior to the IPO, the convertible preferred stock warrant liability was remeasured to fair value, resulting in a loss of $3.7 million which was recorded in other expense, net. Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital.

There were no transfers into or out of Level III during the year ended December 31, 2018. The changes in the fair value of the convertible preferred stock warrant liability and changes in the fair value of contingent consideration are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using Level III Inputs
Fair value at December 31, 2015	$1,351
Change in fair value recorded in other expense, net	524
Fair value at December 31, 2016	$1,875
Issuance of convertible preferred stock warrants	111
Change in fair value recorded in other expense, net	3,725
Reclassification of unexercised warrant into additional paid-in capital upon the IPO	(5,711)
Fair value at December 31, 2017	$—
Contingent consideration	750
Fair value at December 31, 2018	$750

As of the acquisition date of HunchLab (see Note 7, Business Acquisitions) and at December 31, 2018, the Company estimated, based on management’s estimates of (i) the probability of achieving the relevant revenue targets and (ii) the timing of achieving such targets, that the fair value of the contingent consideration approximates the maximum amount payable.

Note 5. Intangible Assets, net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2018
	Gross	Accumulated Amortization	Net
Patents	$997	$(909)	$88
Customer relationship	160	(6)	154
	$1,157	$(915)	$242

	December 31, 2017
	Gross	Accumulated Amortization	Net
Patents	$949	$(854)	$95

Amortization expense during the years ended December 31, 2018, 2017 and 2016 was $61,000, $47,000 and $37,000, respectively.

Note 6. Details of Certain Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	December 31,
	2018	2017
Prepaid software and licenses	$388	$407
Prepaid insurance	275	211
Other prepaid expenses	169	137
Deferred commissions	629	—
Other	66	84
	$1,527	$839

Other assets (in thousands):

	December 31,
	2018	2017
Deferred commissions	$1,560	$—
Other	362	143
	$1,922	$143

Property and equipment, net (in thousands):

	December 31,
	2018	2017
Deployed equipment	$24,767	$17,091
Computer equipment	1,272	1,123
Software	1,239	312
Furniture and fixtures	210	165
Leasehold improvements	234	202
Construction in progress	953	1,456
	$28,675	$20,349
Accumulated depreciation and amortization	(12,171)	(8,753)
	$16,504	$11,596

Accrued expenses and other current liabilities (in thousands):

	December 31,
	2018	2017
Payroll liabilities	$1,859	$1,697
Accrued employee paid time off	558	469
Accrued commissions	43	199
Accrued ESPP	143	115
Royalties payable	130	125
Professional fees	396	328
Sales/ use tax payable	273	406
Contingent consideration	750	—
Other	275	476
	$4,427	$3,815

Note 7. Business Acquisitions

On October 3, 2018, the Company acquired certain technology, referred to as HunchLab, and related assets from Azavea Inc., a Philadelphia-based technology company. The purchase consideration totaled $2.5 million, consisting of $1.7 million in cash and a contingent earnout payable in cash for up to $750,000 based on HunchLab’s revenues generated over the three-year period following the acquisition date. The Company determined the acquisition-date fair value of the contingent consideration liability based on the likelihood of meeting revenue forecasts.

The following table presents the purchase price allocation (in thousands):

Accounts receivable	$114
Prepaid expense	4
Deferred revenue, short term	(120)
Accounts payable	(26)
Software technology	950
Customer relationships	160
Goodwill	1,379
Total purchase consideration	$2,461

Goodwill primarily represents the value of cash flows from future customers. The Company expects to deduct goodwill and identifiable technology and intangible assets for tax purposes, a portion of which will commence upon settlement of contingent consideration and contingent liabilities.

The following table presents the components of the identifiable technology and intangible assets and the estimated useful lives (in thousands):

	Fair Value	Useful Life
Software technology	$950	5 years
Customer relationships	160	7 years
Total identifiable technology and intangible assets	$1,110

The Company valued customer relationships and the software technology using the income approach. Significant assumptions include forecasts of revenues, cost of revenue, research and development expense, sales and marketing expense, general and administrative expense and estimated customer attrition rates. The Company discounted the cash flows at 25.5%, reflecting the risk profile of the assets.

Acquisition-related expenses totaled $0.2 million, which are included in general and administrative expense.

The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and HunchLab since the beginning of fiscal 2017, as results of operations for HunchLab are immaterial.

Note 8. Impairment of Property and Equipment

During the year ended December 31, 2018, the Company recognized impairment expense of $0.7 million for the impairment of property and equipment primarily related to the remaining book value of indoor sensor inventory and indoor sensor networks installed at certain security customers. Management concluded that the impairment charges were required because the Company have made the strategic decision to no longer include indoor coverage as part of its service offering.

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

Note 9. Financing Arrangements

Credit Agreement

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

Under the Umpqua Credit Agreement, the Company is subject to various negative covenants that limit, subject to certain exclusions, the Company’s ability to incur indebtedness, make loans, invest in or secure the obligations of other parties, pay or declare dividends, make distributions with respect to the Company’s securities, redeem outstanding shares of the Company’s stock, create subsidiaries, materially change the nature of its business, enter into related party transactions, engage in mergers and business combinations, the acquisition or transfer of Company assets outside of the ordinary course of business, grant liens or enter into collateral relationships involving company assets or reincorporate, reorganize or dissolve the Company.

There were no borrowings outstanding as of December 31, 2018.

Notes Payable- 2015 Term Note

Borrowings under the 2015 Term Note bore interest at the greater of: (i) the average prime rate in effect during each month or (ii) the average three-month LIBOR rate during such month, plus 2.5% per annum, plus 7.5% with a minimum rate of 11%, with interest only payments through October 2017, followed by 36 equal monthly installments of principal and interest through October 2020, the maturity date. The weighted average interest rate during the year ended December 31, 2017 was and 11.54%.

For the year ended December 31, 2017 and 2016, the Company recognized interest expense of $1.1 million and $1.2 million, respectively, based on the outstanding balance during the period.

During the year ended December 31, 2017 and 2016, amortization of debt issuance costs was $132,000 and $131,000, respectively. Amortization of debt issuance costs is recorded in interest expense in the consolidated statements of operations.

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

Note 10. Related Party Transactions

During the year ended December 31, 2018, the Company did not have any related party transactions. During the years ended December 31, 2017 and 2016, the Company recognized approximately $700,000, and $200,000 in revenue, respectively, from a reseller who was also an investor. As of December 31, 2017, and 2016, the amount of accounts receivable due from this reseller was immaterial.

Note 11. Income Taxes

The domestic and foreign components of net loss were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(3,083)	$(10,125)	$(6,744)
Foreign	345	305	(116)
Net loss	$(2,738)	$(9,820)	$(6,860)

The provision for income tax consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(13)	160	—
Total	(13)	160	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total	—	—	—
Total tax expense	$(13)	$160	$—

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	December 31,
	2018	2017	2016
Income tax at statutory rate	$(575)	$(3,339)	$(2,331)
Change in valuation allowance	1,595	(8,354)	2,146
Change in tax rate	—	9,788	—
Change in deferreds	7	(39)	—
State tax	(309)	536	9
Mark-to-market on warrants	—	1,267	178
Stock-based compensation	(615)	84	24
Research and development credit	(220)	(62)	(88)
Foreign rate differential	(86)	56	40
Subpart F - transition tax	81	68	—
Lobbying	78	79	—
Other	31	76	22
Total	$(13)	$160	$—

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$21,461	$20,139
Credits	1,969	1,654
Accruals and reserves	285	643
Deferred revenue and contract costs	458	464
Gross deferred tax assets	24,173	22,900
Valuation allowance	(23,710)	(22,789)
Net deferred tax assets	463	111
Deferred tax liabilities:
Fixed assets and intangibles	(545)	(111)
Total deferred tax liabilities, net	$(82)	$—

Realization of deferred tax assets is dependent upon future taxable income, if any, the timing and amount of which are uncertain. Management has determined that the deferred tax assets are not realizable on a more likely than not basis. Accordingly, deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $0.9 million during the year ended December 31, 2018.

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $85.4 million, of which $80.6 million will expire between 2026 through 2037, if not utilized, and $4.8 million which do not expire. As of December 31, 2018, we also had state NOLs of approximately $54.3 million, which will expire, if not utilized, in 2019 through 2038.

As of December 31, 2018, the Company had available for carryover research and experimental credits for federal and California income tax purposes of approximately $1.5 million and $1.5 million, respectively, which are available to reduce future income taxes. The federal research and experimental tax credits will begin to expire, if not utilized, in 2026. The California research and experimental tax credits carry forward indefinitely until utilized.

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

The Company had unrecognized tax benefits of approximately $0.7 million as of December 31, 2018, all of which was offset by a full valuation allowance. No interest or penalties have been accrued as of December 31, 2018.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2016	$574
Increases for current year tax positions	46
Increases for prior year tax positions	—
Balance as of December 31, 2017	620
Increases for current year tax positions	114
Increases for prior year tax positions	—
Balance as of December 31, 2018	$734

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

On December 22, 2017, the 2017 Tax Cut and Jobs Act (the Act) was enacted into law and the new legislation contains several key tax provisions, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring our U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of our deferred tax assets and liabilities. The one-time transition tax does not generate a tax liability as the deemed distribution is offset by tax attributes. The provisional amount related to the re-measurement of our deferred tax balance is a reduction of approximately $9.8 million. Due to the corresponding valuation allowance fully offsetting deferred taxes, there is no income statement impact.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation was yet to be issued, our accounting of the deferred tax re-measurements were incomplete as of December 31, 2017. The 2017 Federal corporate income tax return was filed in fourth quarter of 2018. The final analysis and impact of the Act is reflected in the tax provision and related tax disclosures for the year ended December 31, 2018. There were no material differences to the originally estimated $9.8 million remeasurement of deferred tax assets.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. For the year ended December 31, 2018, the Company has elected to treat any potential GILTI inclusions as a period cost.

Note 12. Capital Stock

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

As of December 31, 2018, there were no shares of convertible preferred stock outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.005 per share. At December 31, 2018 and 2017, there were 10,864,722 and 9,827,129 shares of common stock issued and outstanding, respectively. Holders of common stock have voting rights equal to one vote per share of common stock held and are entitled to receive any dividends as may be declared from time to time by the Board.

Prior to the IPO, common stock was subordinate to Series B-1 convertible preferred stock with respect to dividend rights and subordinate to Series B-1 and A-2 convertible preferred stock with respect to rights upon certain deemed liquidation events of the Company.

At December 31, 2018, shares of common stock reserved for future issuance were as follows:

December 31,
2018
Options outstanding	820,186
Shares available for future grant	1,248,424
Unvested restricted stock units	110,764
Warrants to purchase common stock	163,713
Total	2,343,087

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005, as provided in the Post-IPO Certificate. As of December 31, 2018, there were no shares of preferred stock issued and outstanding.

Note 13. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(2,725)	$(9,980)	$(6,860)
Denominator:
Weighted-average shares outstanding, basic and diluted	10,569,007	6,197,775	1,602,402
Net loss per share	$(0.26)	$(1.61)	$(4.28)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	820,186	1,294,128	1,130,141
Unvested restricted stock units	110,764	47,312	—
Warrants to purchase Series B-1 convertible preferred or common stock	163,713	468,278	680,027
Series B-1 convertible preferred stock (as-converted)	—	—	3,848,023
Series A-2 convertible preferred stock (as-converted)	—	—	841,730
Total	1,094,663	1,809,718	6,499,921

Note 14. Convertible Preferred Stock Warrants and Common Stock Warrants

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

During the year ended December 31, 2018, certain warrants were exercised on a cashless basis and converted into 25,145 shares of common stock.

At December 31, 2016, the Company had the following Series B-1 convertible preferred stock warrants issued and outstanding (in thousands, except share and per share data):

Warrant Class	Shares	Fair Value	Issuance Date	Price per Share	Expiration Date
Series B-1	25,568	$303	June 2012	$5.8667	June 2022
Series B-1	167,428	$263	July 2012	$5.8667	July 2019
Series B-1	145,801	$46	August 2012	$5.8667	August 2019
Series B-1	10,517	$19	November 2012	$5.8667	November 2022
Series B-1	156,851	$929	February 2014	$0.1700	February 2021
Series B-1	173,862	$315	September 2015	$5.8667	September 2025
Total	680,027	$1,875

At December 31, 2018 and 2017, the Company had the following common stock warrants issued and outstanding:

	Shares
Warrant Class	2018	2017	Issuance Date	Price per Share	Expiration Date
Common stock warrant	3,766	165,925	July 2012	$5.8667	July 2019
Common stock warrant	25,231	61,502	August 2012	$5.8667	August 2019
Common stock warrant	50,716	156,851	February 2014	$0.1700	February 2021
Common stock warrant (1)	84,000	84,000	June 2017	$13.2000	June 2020
	163,713	468,278

(1)	This warrant was issued to the Company’s lead underwriter in connection with the IPO.

In March 28, 2017, in connection with the amendment of the 2015 Term Note (see Note 9, Financing Arrangements for details regarding the amendment of the 2015 Term Note), the Company issued a warrant to purchase 76,704 shares of Series B-1 preferred stock at an exercise price of $5.8667 per share which was reduced to 61,363 shares upon the completion of the Company’s IPO because greater than $25 million in proceeds were raised. The Company determined the fair value of the warrants on the date of issuance to be $111,000. The warrants were immediately exercisable.

In June 2017, in connection with its public offering, the Company issued a warrant to purchase 84,000 shares of common stock to its lead underwriter (the “June 2017 Warrant”). The Company determined the fair value of the June 2017 Warrant on the date of issuance to be $0.3 million. The June 2017 Warrant was immediately exercisable.

Note 15. Equity Incentive Plans

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

Incentive Stock Options may only be granted to Company employees and may only be granted with an exercise price not less than the fair value of the common stock, or not less than 110% of fair value when the grant is issued to a person who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock. Non-statutory stock options may be granted to Company employees, directors and consultants, and may be granted at a price per share not less than fair value on the date of the grant. The Board determines the fair value of the Company’s common stock.

Options granted under the 2005 Plan and 2017 Plan generally vest over four years and expire no later than 10 years from the grant date. The 2005 Plan and 2017 Plan grants the Board discretion to determine when the options granted will become exercisable. The 2005 Plan and 2017 Plan allows for the exercise of unvested options with repurchase rights over the restricted common stock issued. The Company records proceeds from early exercises as a liability and reclassifies the amount to equity as the repurchase right lapses. At December 31, 2018, 2017, and 2016, there were no unvested options resulting from early exercises.

Aggregate intrinsic value represents the difference between the Company’s estimated or actual fair value of its common stock and the exercise price of outstanding “in-the-money” options. The aggregate intrinsic value of options exercised was $12.6 million, $0.8 million and $23,000 during the years ended December 31, 2018, 2017 and 2016, respectively. Based on the fair market value of the Company’s common stock at December 31, 2018, 2017 and 2016, the total intrinsic value of all outstanding options was $19.3 million, $15.9 million and $2.5 million, respectively.

At December 31, 2018 and 2017, total unrecognized stock-based compensation cost related to unvested stock options was $3.3 million, and $0.8 million, respectively, which will be recognized ratably over a weighted-average period of 3.3 years and 3.2 years for each period.

Cash received from the exercise of stock options during the years ended December 31, 2018, 2017 and 2016 was $0.6 million, $55,000 and $25,000, respectively.

No income tax benefits from stock-based compensation arrangements have been recognized in the consolidated statements of operations.

The fair value of stock option grants is set forth below and was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Fair value of common stock	$23.72-$47.39	$3.06-$19.56	$0.85-$3.06
Expected term (in years)	6	5-6	2-10
Risk-free interest rate	2.60%-3.00%	1.85%-2.29%	0.75%-1.77%
Expected volatility	64%-67%	55%	55%
Expected dividend yield	—	—	—

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, and shares of restricted stock.

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants will be made under the 2005 Plan.

A summary of stock option activities under the 2005 Plan and 2017 Plan during 2016, 2017 and 2018 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	938,250	$0.90
Granted	272,769	$1.27
Exercised	(33,395)	$0.75
Canceled	(47,483)	$4.14
Outstanding at December 31, 2016	1,130,141	$0.86
Granted	261,476	$5.52
Exercised	(74,984)	$0.74
Canceled	(22,505)	$1.52
Outstanding at December 31, 2017	1,294,128	$1.79
Granted	157,078	$33.70
Exercised	(609,985)	$0.90
Canceled	(21,035)	$6.78
Outstanding at December 31, 2018	820,186	$8.44

Stock options outstanding, exercisable and vested were as follows:

Outstanding at December 31, 2018	Weighted-average Remaining Contractual Life (years)	Exercisable and Vested as of December 31, 2018	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price
820,186	7.17	439,927	5.99	1.66

Outstanding at December 31, 2017	Weighted-average Remaining Contractual Life (years)	Exercisable and Vested as of December 31, 2017	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price
1,294,128	6.22	883,959	5	0.85

Outstanding at December 31, 2016	Weighted-average Remaining Contractual Life (years)	Exercisable and Vested as of December 31, 2016	Weighted-average Remaining Contractual Life (years)	Weighted-average Exercise Price
1,130,141	6.29	842,261	5.32	0.74

During the year ended December 31, 2018, the company granted non-employee directors restricted stock unit (“RSU”) awards totaling 17,881 shares of common stock, with vesting terms of approximately 12 months. The fair value of $28.45 per unit was calculated using the closing stock price on the date of grants.

During the year ended December 31, 2018, the Company granted executive management RSU awards totaling 92,883 shares of common stock, with vesting terms of 35% upon the first anniversary and 21.667% on each of the three subsequent anniversaries. The weighted average fair value of $17.87 per unit was calculated using the closing stock price on the grant dates.

During the year ended December 31, 2017, the company granted non-employee directors RSU awards totaling 47,312 shares of common stock, with vesting terms of approximately seven to ten months. The fair value of $11.50 to $16.96 per unit was calculated using the closing stock price on the date of grants.

At December 31, 2018 and 2017, total unrecognized stock-based compensation cost related to RSUs was $1.4 million, and $0.3 million, respectively, which will be recognized ratably over a weighted-average period of 2.7 years and 0.4 years for each period.

Our equity-based incentive plans include stock options, restricted stock units and other stock awards. The number of shares available for grant under these plans was 1,248,424 as of December 31, 2018.

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

There were 83,605 shares issued during 2018 and 232,262 shares available under the 2017 ESPP as of December 31, 2018.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the consolidated statements of operations and was allocated as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Costs	$316	$75	$11
Sales and marketing	770	133	7
Research and development	272	69	18
General and administrative	1,110	351	47
Total	$2,468	$628	$83

Stock-based compensation expense is recognized over the award’s expected vesting schedule. Forfeitures are recognized as and when they occur.

Note 16. Benefit Plan

The Company sponsors a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company is allowed to make 401(k) matching contributions as defined in the plan and as approved by the Board. The Company did not make any contributions to the plan during the years ended December 31, 2018, 2017 and 2016.

Note 17. Commitments and Contingencies

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease which expires in 2021. The Company recognizes rent expense on a straight-line basis over the expected lease term. The difference between cash payments required and rent expense is recorded as deferred rent. Total rent expense was $0.6 million for the year ended December 31, 2018 and $0.4 million for each of the years ended December 31, 2017 and 2016. The company also has data center non-cancelable contracts, that exceed one year.

The following is a schedule of future minimum datacenter arrangements and lease payments under the non-cancelable commitments at December 31, 2018 (in thousands):

	Data Center Arrangements	Operating Lease
2019	$213	$352
2020	71	357
2021	—	304
Total	$284	$1,013

Contingencies

On November 6, 2017 three individuals, Ken Fisher, Kevin Baxter and Fred Holmes (the “Contractors”), filed a complaint with the Superior Court of California, County of Alameda, alleging breach of contract, a breach of the implied covenant of good faith and fair dealing and violation of Section 17200 et seq. of the California Business and Professions Code, purportedly predicated on an alleged breach of Section 10b-5 of the Securities Exchange Act of 1934. On October 4, 2018, the parties reached a binding settlement. The Contractors filed a Notice of Unconditional Settlement on October 9, 2018, which gives them 45 days from October 4, 2018 to file a request for dismissal. The Contractors filed a request for dismissal on October 24, 2018 and such dismissal was entered as requested on October 24, 2018.

On August 28, 2018, Silvon S. Simmons (the "Plaintiff") amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add the Company and employees as a defendant. The amended complaint alleges conspiracy to violate plaintiff's civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that ShotSpotter colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff's conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney's fees. The Company believes that the Plaintiff's claims are without merit and are disputing them vigorously.

The Company may become subject to legal proceedings, as well as demands and claims that arise in the normal course of business. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

An unfavorable outcome on any litigation matters could require payment of substantial damages, or, in connection with any intellectual property infringement claims, could require the Company to pay ongoing royalty payments or could prevent the Company from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on the Company’s business, operating results, financial condition and cash flows.

Note 18. Subsequent Events

For the audited consolidated financial statements, management evaluated subsequent events through March 4, 2019, which is the date these consolidated financial statements were issued.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Item 9B. OTHER INFORMATION

None.

PART III.

We will file a definitive Proxy Statement for our Annual Meeting (our “Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the sections of our Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance”, “Executive Officers”.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the sections of our Proxy Statement under the caption “Executive and Director Compensation”.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the sections of our Proxy Statement under the caption “Security Ownership of Certain Owners and Management”.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the sections of our Proxy Statement under the captions “Transactions with Related Persons and Indemnification”, “Information Regarding The Board Of Directors and Corporate Governance”.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the section of our Proxy Statement under the caption “Principal Accountant Fees and Services”.

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

Item 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017

3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017

4.1	Form of Common Stock Certificate	S-1/A	333-217603	4.1	May 19, 2017

4.2	Investors' Rights Agreement, by and among ShotSpotter, Inc. and the investors listed on Exhibit A thereto, dated July 12, 2012	S-1	333-217603	4.2	May 2, 2017

4.3	Form of Warrant to purchase shares of Series B-1 Preferred Stock issued to Motorola Solutions, Inc. in connection with the sale of Series B-1 Preferred Stock in August 2012	S-1	333-217603	4.4	May 2, 2017

4.4	Form of Warrant to purchase shares of Series B-1 Preferred Stock issued to certain stockholders in connection with the sale of Series B-1 Preferred Stock in February 2014	S-1	333-217603	4.6	May 2, 2017

4.5	Form of Warrant to Purchase Shares of Common Stock issued to Roth Capital Partners, LLC in June 2017	10-Q	001-38107	10.1	August 14, 2017

10.1(#)	ShotSpotter, Inc. Nonemployee Director Compensation Policy	10-Q	001-38107	10.1	November 14, 2017

10.2(#)	ShotSpotter, Inc. Amended and Restated 2005 Stock Plan	S-1	333-217603	10.1	May 2, 2017

10.3(#)	Forms of Option Agreement and Option Grant Notice under the Amended and Restated 2005 Stock Plan	S-1	333-217603	10.2	May 2, 2017

10.4(#)	ShotSpotter, Inc. 2017 Equity Incentive Plan	S-1/A	333-217603	10.3	May 19, 2017

10.5(#)	Forms of Option Agreement and Option Grant Notice under the 2017 Equity Incentive Plan	S-1/A	333-217603	10.4	May 19, 2017

10.6(#)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Restricted Terms and Conditions under the 2017 Equity Incentive Plan	S-1/A	333-217603	10.5	May 19, 2017

10.7(#)	ShotSpotter, Inc. 2017 Employee Stock Purchase Plan	S-1/A	333-217603	10.6	May 19, 2017

10.8(#)	Form of Restricted Stock Unit Grant Notice for Directors	10-Q	001-38107	10.6	August 14, 2017

10.9(#)	Form of Indemnification Agreement by and between ShotSpotter, Inc.	S-1	333-217603	10.7	May 2, 2017

10.10(#)	Offer Letter between ShotSpotter, Inc. and Ralph A. Clark, dated March 13, 2017	S-1	333-217603	10.8	May 2, 2017

10.11(#)	Offer Letter between ShotSpotter, Inc. and Alan R. Stewart, dated March 13, 2017	S-1	333-217603	10.9	May 2, 2017

10.12(#)	Offer Letter between ShotSpotter, Inc. and Joseph O. Hawkins, dated March 13, 2017	S-1	333-217603	10.10	May 2, 2017

10.13(#)	Offer Letter between ShotSpotter, Inc. and Paul S. Ames, dated March 13, 2017	S-1	333-217603	10.11	May 2, 2017

10.14(#)	Offer Letter between ShotSpotter, Inc. and Gary T. Bunyard, dated March 13, 2017	S-1	333-217603	10.12	May 2, 2017

10.15(#)	Offer Letter between ShotSpotter, Inc. and Sam Klepper, dated March 2, 2018	10-Q	333-217603	10.1	May 10, 2018

10.16(#)	Offer Letter between ShotSpotter, Inc. and Nasim Golzadeh, dated February 20, 2019					X

10.17	Lease Agreement between BMR-Pacific Research Center LP and ShotSpotter, Inc., dated August 14, 2012	S-1	333-217603	10.14	May 2, 2017

10.18	First Amendment to Lease Agreement between BMR-Pacific Research Center LP and ShotSpotter, Inc., dated September 3, 2014	S-1	333-217603	10.15	May 2, 2017

10.19	Second Amendment to Lease Agreement between BMR-Pacific Research Center LP and ShotSpotter, Inc., dated December 15, 2016	S-1	333-217603	10.16	May 2, 2017

10.20	Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated September 27, 2018	10-Q	333-217603	10.1	November 14, 2018

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm for ShotSpotter, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan.
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

SHOTSPOTTER, INC.

Date: March 4, 2019	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: March 4, 2019	By:	/s/ Alan R. Stewart
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

Signature	Title	Date

/s/ Ralph A. Clark	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 4, 2019
Ralph A. Clark

/s/ Alan R. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2019
Alan R. Stewart

/s/ Pascal Levensohn	Director	March 4, 2019
Pascal Levensohn

/s/ Thomas T. Groos	Director	March 4, 2019
Thomas T. Groos

/s/ Randall Hawks, Jr.	Director	March 4, 2019
Randall Hawks, Jr.

/s/ Marc Morial	Director	March 4, 2019
Marc Morial

/s/ William J. Bratton	Director	March 4, 2019
William J. Bratton