Form 10-Q
period 2019-03-31
SHOTSPOTTER, INC
filed 2019-05-09
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.005 per share	SSTI	The Nasdaq Capital Market

As of May 7, 2019, the registrant had 11,320,983 shares of common stock, $0.005 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$29,524	$10,218
Accounts receivable and unbilled revenue	7,375	15,267
Prepaid expenses and other current assets	1,332	1,527
Restricted cash	60	60
Total current assets	38,291	27,072
Property and equipment, net	16,688	16,504
Operating lease right-of-use asset	765	—
Goodwill	1,379	1,379
Intangible assets, net	255	242
Other assets	1,638	1,922
Total assets	$59,016	$47,119
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,698	$1,307
Deferred revenue, short-term	23,415	23,102
Accrued expenses and other current liabilities	3,960	4,427
Total current liabilities	29,073	28,836
Deferred revenue, long-term	1,095	1,060
Other liabilities	549	76
Total liabilities	30,717	29,972
Stockholders' equity:
Common stock	57	55
Additional paid-in capital	126,143	114,618
Accumulated deficit	(97,739)	(97,377)
Accumulated other comprehensive loss	(162)	(149)
Total stockholders' equity	28,299	17,147
Total liabilities and stockholders' equity	$59,016	$47,119

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$9,593	$6,907
Cost of revenues	4,004	3,308
Gross profit	5,589	3,599

Operating expenses
Sales and marketing	2,629	1,554
Research and development	1,294	1,236
General and administrative	1,986	2,028
Total operating expenses	5,909	4,818
Operating loss	(320)	(1,219)
Other income (expense), net
Interest income, net	33	27
Other income (expense), net	(57)	1
Total other income (expense), net	(24)	28
Loss before income taxes	(344)	(1,191)
Provision for income taxes	18	26
Net loss	$(362)	$(1,217)
Net loss per share, basic and diluted	$(0.03)	$(0.12)
Weighted average shares used in computing net loss per share, basic and diluted	11,005,781	10,067,830

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(362)	$(1,217)
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net	(13)	29
Comprehensive loss	$(375)	$(1,188)

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	10,864,722	$55	$114,618	$(97,377)	$(149)	$17,147
Exercise of stock options	177,408	1	218			219
Issuance of common stock upon secondary offering, net of costs	250,000	1	10,553			10,554
Issuance of common stock from RSUs vested	28,790	—	—			—
Stock-based compensation			754			754
Other comprehensive loss					(13)	(13)
Net loss				(362)		(362)
Balance at March 31, 2019	11,320,920	$57	$126,143	$(97,739)	$(162)	$28,299

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Income	Equity
Balance at December 31, 2017	9,827,129	$48	$109,708	$(97,595)	$1	$12,162
Exercise of stock options	486,588	3	340			343
Issuance of common stock in connection with exercise of warrants	16,129	—	—			—
Stock-based compensation			427			427
Other comprehensive income					29	29
Cumulative effect of change in accounting principle				3,025		3,025
Net loss				(1,217)		(1,217)
Balance at March 31, 2018	10,329,846	$51	$110,475	$(95,787)	$30	$14,769

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(362)	$(1,217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,238	817
Stock-based compensation	754	427
Changes in operating assets and liabilities:
Accounts receivable	7,892	(2,439)
Prepaid expenses and other assets	195	11
Accounts payable	(346)	305
Accrued expenses and other current liabilities	(810)	(834)
Deferred revenue	344	706
Net cash provided by (used in) operating activities	8,905	(2,224)
Cash flows from investing activities:
Purchase of property and equipment	(896)	(2,985)
Investment in intangible and other assets	(34)	(10)
Net cash used in investing activities	(930)	(2,995)
Cash flows from financing activities:
Proceeds from issuance of common stock upon secondary offering	11,247	—
Payments of offering costs	(127)	—
Proceeds from exercise of stock options	219	342
Net cash provided by financing activities	11,339	342
Increase (decrease) in cash, cash equivalents and restricted cash	19,314	(4,877)
Effect of exchange rate on cash and cash equivalents	(8)	42
Cash, cash equivalents and restricted cash at beginning of year	10,278	19,597
Cash, cash equivalents and restricted cash at end of period	$29,584	$14,762
Supplemental cash flow disclosures:
Offering costs included in accounts payable	$317	$—

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement to help deter gun violence and make cities, campuses and facilities safer. The company’s flagship product, ShotSpotter Flex, is the leading outdoor gunshot detection, location and forensic system trusted by approximately 100 cities. ShotSpotter Missions uses artificial intelligence-driven analysis to help strategically plan patrol missions and tactics for maximum crime deterrence. The Company offers its solutions on a SaaS-based subscription model to its customers.

The Company’s principal executive offices are located in Newark, California. The Company has two wholly-owned subsidiaries, ShotSpotter (Pty) Ltd. formed in South Africa and ShotSpotter Colombia S.A.S. which was formed in Colombia in March 2019.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated during consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholder’s equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2019 or any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including the valuation of accounts receivable, the lives of tangible and intangible assets, stock-based compensation expense, and accounting for revenue recognition and income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

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

Concentration of Accounts Receivable –As of March 31, 2019, two customers accounted for 27% and 11% of the Company’s accounts receivable. Fluctuations in accounts receivable result from timing of the Company’s execution of contracts and collection of related payments. As of December 31, 2018, one customer accounted for 77% of the Company’s accounts receivable.

Concentration of Revenues –For the three months ended March 31, 2019, two customers accounted for 21% and 14% of the Company’s total revenues. For the three months ended March 31, 2018, two customers each accounted for 18% of the Company’s total revenues.

Concentration of Suppliers — The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018, ASU 2018-11 in July 2018 and ASU 2018-20 in December 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements is required. Effective January 1, 2019, the Company adopted Topic 842. The Company elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption.

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

The Company’s operating lease for its corporate headquarters office is impacted by the new standard and upon adoption, the Company recognized a right-of-use asset of $0.9 million and related lease liabilities totaling $0.9 million. See Note 10, Leases.

         In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this ASU are effective for the Company as of January 1, 2019. The amendments in Part II of ASU 2017-11 replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of ASU 2017-11 do not require any transition guidance. The Company adopted Part I of this ASU as of January 1, 2019 and the adoption did not have any impact on the consolidated financial statements.

Note 3. Revenue Related Disclosures

As of December 31, 2018, the Company had total short-term and long-term deferred revenue of $24.2 million. During the three months ended March 31, 2019, the Company recognized $8.4 million in revenue from the beginning deferred revenue balance and $1.1 million from new billings, and added $9.8 million to total short-term and long-term deferred revenue from new billings.

As of January 1, 2018, upon the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”) the Company had total short-term and long-term deferred revenue of $17.3 million. During the three months ended March 31, 2018, the Company recognized $5.7 million in revenue from the beginning deferred revenue balance and $1.2 million from new billings, and added $7.7 million to total short-term and long-term deferred revenue from new billings.

As of March 31, 2019, the Company has estimated remaining performance obligations for contractually committed revenues of $24.0 million, $12.0 million, $7.1 million, and $0.7 million that will be recognized during the remainder of the year ending December 31, 2019, and years ended December 31, 2020, 2021, and 2022 through 2024, respectively. The timing of revenue recognition includes estimates of go live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of March 31, 2019 and amounts under contract that will be invoiced after March 31, 2019.

During the three months ended March 31, 2019, the Company recognized revenues of $9.4 million from customers in the United States and $0.2 million from a customer in South Africa.

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

Note 4. Fair Value Measurements

In October 2018, upon the acquisition of certain technology, referred to as HunchLab, from Azavea, Inc., the Company recognized a contingent consideration liability classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly or indirectly observable. The Company estimates the fair value of the contingent consideration based on management’s estimates of (i) the probability of achieving the relevant revenue targets and (ii) the timing of achieving such targets. There were no changes in fair value of contingent consideration for the three months ended March 31, 2019.

Level III balances (in thousands):

	As of March 31,	As of December 31,
	2019	2018
Fair value of contingent consideration	$750	$750

Note 5. Details of Certain Condensed Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid expenses	$595	$832
Deferred commissions	655	629
Other	82	66
	$1,332	$1,527

Other assets (in thousands):

	March 31,	December 31,
	2019	2018
Deferred commissions	$1,541	$1,560
Other	97	362
	$1,638	$1,922

Accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2019	2018
Personnel-related accruals	$1,967	$2,603
Royalties payable	114	130
Professional fees	122	396
Sales/ use tax payable	249	273
Contingent consideration	750	750
Operating lease liability	282	—
Deferred rent	—	24
Other	476	251
	$3,960	$4,427

Other liabilities (in thousands):

	March 31,	December 31,
	2019	2018
Operating lease liability	$545	$—
Deferred rent	—	71
Other	4	5
	$549	$76

Note 6. Capital Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.005 and each outstanding share of common stock is entitled to one vote.

At March 31, 2019, there were 11,320,920 shares of common stock issued and outstanding. At December 31, 2018, there were 10,864,722 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005. As of March 31, 2019, there were no shares of preferred stock issued and outstanding.

Note 7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(362)	$(1,217)
Denominator:
Weighted-average shares outstanding, basic and diluted	11,005,781	10,067,830
Net loss per share	$(0.03)	$(0.12)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	As of March 31,
	2019	2018
Options to purchase common stock	706,472	801,397
Unvested restricted stock units	121,571	129,575
Warrants to purchase common stock	163,713	445,611
Total	991,756	1,376,583

Note 8. Common Stock Warrants

As of March 31, 2019, the Company had the following common stock warrants issued and outstanding (in thousands, except share and per share data):

Warrant Class	Shares	Issuance Date	Price per Share	Expiration Date
Common stock warrant	3,766	July 2012	$5.8667	July 2019
Common stock warrant	25,231	August 2012	$5.8667	August 2019
Common stock warrant	50,716	February 2014	$0.1700	February 2021
Common stock warrant (1)	84,000	June 2017	$13.2000	June 2020
	163,713

(1)	This warrant was issued to the Company’s lead underwriter in connection with the Company’s initial public offering.

Note 9. Equity Incentive Plans

2017 Equity Incentive Plan

In May 2017, the Board and the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective in connection with the IPO. The 2017 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. A total of 2,413,659 shares of the Company’s common stock were initially reserved for issuance under the 2017 Plan, which is the sum of (1) 900,000 shares, (2) the number of shares reserved for issuance under the 2005 Plan at the time the 2017 Plan became effective and (3) shares subject to stock options or other stock awards under the 2005 Plan that would have otherwise been returned to the 2005 Plan (up to a maximum of 1,314,752 shares). Under an “evergreen” provision, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and ending on and including January 1, 2027, by of 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our Board of Directors. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under our 2017 Plan was automatically increased on January 1, 2019 by 543,236 shares, which was equal to 5% of the total number of shares of capital stock outstanding on December 31, 2018.

2005 Stock Plan

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, and shares of restricted stock.

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants were made under the 2005 Plan.

A summary of option activities under the 2005 Plan and 2017 Plan during the three months ended March 31, 2019 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2018	820,186	$8.44
Granted	73,280	$44.95
Exercised	(177,408)	$1.23
Canceled	(9,586)	$4.91
Outstanding as of March 31, 2019	706,472	$14.09

During the three months ended March 31, 2019, the company granted executive management restricted stock unit (“RSU”) awards totaling 39,597 shares of common stock, with quarterly vesting over the next four years. The weighted average fair value of $44.95 per unit was calculated using the closing stock price on the grant date.

The number of shares available for grant under the 2017 Plan was 1,688,369 as of March 31, 2019.

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

There are 200,000 shares of common stock reserved for issuance under the 2017 ESPP. In addition, the 2017 ESPP contains an “evergreen” provision which provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under our 2017 ESPP was automatically increased on January 1, 2019 by 150,000 shares.

The Company accounts for employee stock purchases made under its 2017 ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The Company values ESPP shares using the Black-Scholes model.

There were no shares issued under the 2017 ESPP during the three months ended March 31, 2019.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$133	$57
Sales and marketing	266	66
Research and development	87	40
General and administrative	268	264
Total	$754	$427

Note 10. Leases

Operating Lease

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease which expires in October 2021. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions or renewal options. Our lease includes both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. Upon adoption of ASC 842 on January 1, 2019, the Company recognized an operating lease right-of-use asset of $0.9 million and a corresponding lease lability of $0.9 million, using a discount rate of 6% which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of adoption. The operating lease cost recognized for the three months ended March 31, 2019 was $0.1 million. Rent expense recognized for the three months ended March 31, 2018 was $0.1 million.

Supplemental information related to the operating lease as follows (in thousands):

As of March 31, 2019
Assets
Operating lease right-of-use asset	$765
Liabilities
Lease liability (short-term) (presented within Accrued expenses and other current liabilities)	$282
Lease liability (long-term) (presented within Other liabilities)	545
Total operating lease liability	$827

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (presented within Operating cash flows)	$86

Maturities of the lease liability at March 31, 2019 are as follows (in thousands):

2019 (remainder of year)	$232
2020	357
2021	304
Total lease payments, undiscounted	893
Less: imputed interest	(66)
Total	$827

The Company does not have any finance leases.

The following table is shown for comparative purposes only. The future minimum lease payments under the non-cancelable lease at December 31, 2018 are as follows (in thousands):

2019	$352
2020	357
2021	304
Total	$1,013

Note 11. Commitments and Contingencies

The Company has data center non-cancelable contracts that exceed one year.

The following is a schedule of future minimum data center arrangements under the non-cancelable operating commitments at March 31, 2019 (in thousands):

Data Center Arrangements
2019 (remainder of year)	$160
2020	71
Total	$231

Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and other financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2019 (“Annual Report”). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help deter gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Flex, is the leading outdoor gunshot detection, location and alerting system. Our newly-acquired patrol management software, ShotSpotter Missions (formerly HunchLab), creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. Recently we created a new technology innovation unit – ShotSpotter Labs – to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. Our gunshot detection solutions are trusted in approximately 100 cities as of March 31, 2019.

Our gunshot detection solutions consist of highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors designed to detect outdoor gunfire. The speed and accuracy of our gunfire alerts enable law enforcement and security personnel to reduce their response times to shooting events, which can increase the chances of apprehending the shooter, providing timely aid to victims, and identifying witnesses before they scatter, as well as aid in evidentiary collection and serve as an overall deterrent. When a potential gunfire incident is detected by our sensors, our system applies machine learning combined with human review to analyze and validate the incident and precisely locate where the incident occurred. An alert containing a location on a map and critical information about the incident is transmitted directly to subscribing law enforcement or security personnel through any internet-connected computer and to iPhone or Android mobile devices.

Our software transmits validated gunfire data along with a recorded digital file of the triggering sound to our Incident Review Center (“IRC”), where our trained acoustic experts are on duty 24 hours a day, seven days a week, 365 days a year to screen and confirm actual gunfire incidents. Our acoustic experts can supplement alerts with additional tactical information, such as the potential presence of multiple shooters or the use of high-capacity weapons. Gunshot incidents reviewed by our IRC result in alerts typically sent within 45 seconds of the receipt of the gunfire incident.

We generate annual subscription revenues from the deployment of ShotSpotter Flex on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Missions solution pricing is under development, but will also be subscription based. As of March 31, 2019, we had ShotSpotter Flex, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for approximately 680 square miles, of which 660 square miles had gone live. These coverage areas included 99 cities and 11 campuses/sites across the United States and in South Africa, including three of the ten largest cities in the United States. During the three months ended March 31, 2019, we changed the classification of one customer to be a SiteSecure customer instead of a city customer. For the three months ended March 31, 2019, substantially all of our revenues are attributable to customers based in the United States.

While we intend to continue to devote resources to increase sales of our ShotSpotter SecureCampus, ShotSpotter SiteSecure solutions, and ShotSpotter Missions, we expect that revenues from our ShotSpotter Flex solution will continue to comprise a substantial majority of our revenues going forward.

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

We generated revenues of $9.6 million and $6.9 million for the three months ended March 31, 2019 and 2018, respectively, a year-over-year increase of 39%. Revenues from our ShotSpotter Flex during the three months ended March 31, 2019 and 2018 represented approximately 96% and 99% of total revenues, respectively. Our two current largest customers, the City of Chicago and the City of New York, accounted for 21% and 14%, respectively, of our total revenues for the three months ended March 31, 2019, and each accounted for 18% of our total revenues for the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, revenues generated within the United States accounted for $9.4 million and $6.7 million, respectively, or 97% of total revenues for the both periods, and $0.2 million for both three months ended March 2019 and 2018, and was derived from our customer located in South Africa.

We had net losses of $0.4 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. Our accumulated deficit was $97.7 million and $97.4 million as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018 we went “live” on 12 and 47 net new square miles of coverage, respectively. During the three months ended March 31, 2019, the increase in coverage was achieved through new customers, and is net of miles lost from a customer no longer under contract. During the three months ended March 31, 2018, 31 miles out of 47 were due to expansion from a single customer.

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

This metric, presented below for the three months ended March 31, 2019 and 2018, is calculated on a quarterly basis using internal data and may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended
	March 31,
	2019	2018
Net new "go-live" square miles added	12	47

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

We will also focus on expanding our business by introducing new products and services to existing customers such as ShotSpotter Missions and ShotSpotter Labs. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth given our large and growing installed base of police departments who trust ShotSpotter’s products, support and way of doing business. The ability to cross-sell new products provides an opportunity to grow revenue per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other ShotSpotter solutions and priced and serviced appropriately. In some cases, we will need to bring in new skills sets to properly develop, market, sell or service these new products depending on the categories they represent.

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

With respect to international sales, we believe that we have the potential to expand our coverage within South Africa and to pursue opportunities in Europe, South America and other regions of the world. For example, we signed a contract with the Bahamas in early 2019. By adding additional sales resources in strategic locations, we believe we will be better positioned to reach these markets. However, we recognize that we have limited international operational experience and currently operate in a limited number of regions outside of the United States. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic and political risks. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend what is already a lengthy sales cycle.

Components of Results of Operations

Presentation of Financial Statements

Our condensed consolidated financial statements include the accounts of our wholly-owned Colombian and South African subsidiaries, ShotSpotter Colombia S.A.S. and ShotSpotter (Pty) Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

We generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenue and deferred revenue from quarter to quarter. For our ShotSpotter Flex solution, our pricing model is based on a per-square-mile basis. For our ShotSpotter Missions solution, our final pricing model is still evolving, but is currently based on a percentage of Flex subscription price, for customers using Flex, and on a customized basis for customers not using Flex. For ShotSpotter SecureCampus and ShotSpotter SiteSecure, our pricing model is on a customized-site basis. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

We generally invoice subscription service renewals for 100% of the total contract value when the renewal contract is executed. Renewal fees are recognized ratably over the term of the renewal, which is typically one year. While most of our customers elect to renew their agreements, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to expiration. For these customers, we stop recognizing subscription revenues at the end of the current contract term, even though we may continue to provide services for a period of time until the renewal process is completed. Once the renewal is complete, we then recognize subscription revenues for the period between the expiration of the term of the agreement and the completion of the renewal process in the month in which the renewal is executed. If a customer declines to renew its subscription prior to the end of three years, then the remaining setup fees are immediately recognized.

It is likely that international deployments may have different payment and billing terms due to their local laws, restrictions or other customary terms and conditions.

Cost of Revenues

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

Starting mid-2020 through 2022, we will have to upgrade our sensors that use third-generation cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues.

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

We are investing in engineering resources to support further development of the ShotSpotter Missions crime forecasting software. The focus of this effort will be in the areas of data science modeling, user experience, core application functionality and backend infrastructure improvements, including integration of ShotSpotter gunshot data to enhance forecasting of gun violence.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, and administrative personnel, legal, accounting and other professional services fees, other corporate expenses and allocated overhead. We have recently incurred additional expenses in expanding our operations, including increased personnel, legal, insurance and accounting expenses, and the additional costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act and other regulations.

In the near term, we expect our general and administrative expenses to increase significantly in absolute dollars as we grow our business, support our operations as a public company and increase our headcount.

Other Expense, Net

Other expense, net, consists primarily of local and franchise tax expenses.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
		As a % of		As a % of	Change
	2019	Revenues	2018	Revenues	$	%
Revenues	$9,593	100%	$6,907	100%	$2,686	39%
Cost of revenues	4,004	42%	3,308	48%	696	21%
Gross profit	5,589	58%	3,599	52%	1,990	55%
Operating expenses:
Sales and marketing	2,629	27%	1,554	22%	1,075	69%
Research and development	1,294	13%	1,236	18%	58	5%
General and administrative	1,986	21%	2,028	29%	(42)	(2%)
Total operating expenses	5,909	62%	4,818	70%	1,091	23%
Loss from operations	(320)	(3%)	(1,219)	(18%)	899	(74%)
Other income (expense), net	(24)	—	28	—	(52)	(186%)
Provision for income taxes	18	—	26	—	(8)	(31%)
Net loss	$(362)	(4%)	$(1,217)	(18%)	$855	(70%)

Revenues

The increase of $2.7 million was primarily attributable to new customers and expansions of existing customer coverage areas. We went live with 133 net new square miles since March 31, 2018.

Cost of Revenues

The increase of $0.7 million was due primarily to a $0.3 million increase in depreciation expenses associated with new customer deployment and expansions in existing customer coverage areas and a $0.3 million increase in salaries expenses resulting from an increase in our headcount since March 31, 2018.

Gross margin increased by six percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

The increase of $1.1 million was due primarily to a $0.7 million increase in salaries, commissions and stock-based compensation expense resulting from an increase in headcount since March 31, 2018, and $0.3 million in consulting expenses associated with the growth of our sales and marketing strategy.

Research and Development Expense

The increase of $58,000 was due primarily to an increase in personnel expenses during the three months ended March 31, 2019.

General and Administrative Expense

The decrease of $42,000 was due to a $0.2 million decrease in legal expenses resulting from the settlement of litigation in 2018, partially offset by a $0.1 million increase in salaries, benefits and bonuses resulting from an increase in headcount.

Other Income (Expense), Net

The decrease of $52,000 in the three months ended March 31, 2019 was due to an increase in local and franchise taxes.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended March 31, 2019 and 2018, our provision for income taxes consists of the foreign taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $29.5 million as of March 31, 2019. We also have a $10.0 million credit facility, of which no amounts outstanding as of March 31, 2019.

In March 2019, we issued and sold 250,000 shares of our common stock in an underwritten public offering, for which we received net proceeds of $10.6 million after deducting estimated offering expenses.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table presents a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$8,905	$(2,224)
Investing activities	(930)	(2,995)
Financing activities	11,339	342
Net change in cash and cash equivalents	$19,314	$(4,877)

Operating Activities

For standard customer deployments, we typically achieve cashflow breakeven, on a direct variable cost-basis, in less than a year from the date of execution of the contract. Our net loss and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by (used in) operating activities increased $11.1 million from the three months ended March 31, 2018 to the three months ended March 31, 2019 primarily due to a $10.3 million increase in cash collected from customers, driven by new customer contracts and expansions of existing customer coverage areas since March 31, 2018.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $0.9 million and $3.0 million in the three months ended March 31, 2019 and 2018, primarily for property and equipment expenditures to install our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan, proceeds from our secondary offering, offset by payment of indebtedness, and debt issuance and financing costs.

Financing activities provided $11.3 million in cash during the three months ended March 31, 2019 from $11.2 million in proceeds from the issuance of common stock upon our secondary offering and $0.2 million in proceeds from the exercise of options, partially offset by $0.1 million of payment of secondary offering costs.

Contractual Obligations and Commitments

There were no material changes during the three months ended March 31, 2019 to the contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report on Form 10-K. See Note 10, Leases, and Note 11, Commitments and Contingencies, to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding commitments.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For the significant or material changes in our critical accounting policies during the three months ended March 31, 2019, see Note 3, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the three months ended March 31, 2019, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to increase revenues will depend in large part on our existing public safety solution customers renewing their annual subscriptions and expanding their mileage coverage, or purchasing and implementing our ShotSpotter Missions solutions. Most of our ShotSpotter Flex customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. If our existing customers do not renew their subscriptions, our revenues may decrease. However, some customers may choose to not renew or reduce their coverage. For example, as a result of widespread destruction caused by hurricanes in Puerto Rico and the U.S. Virgin Islands, in September 2017, we discontinued our service to our customers in coverage areas in those locations and we classified the contracts as expired because the customers were no longer live. At the time, the Housing Authority of Puerto Rico had been one of our largest customers. We cannot be certain when or if our customers in Puerto Rico and the U.S. Virgin Islands will recover their infrastructure and become live customers again. If other existing customers do not choose to renew or expand their coverage areas, our revenues will not grow as we anticipate.

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

Part of our growth strategy depends on our ability to increase sales of our security solutions and add new customers for our public safety solution in markets outside of the United States. Due to our perception that there was greater opportunity in outdoor coverage, in 2018 we made the strategic decision to discontinue indoor coverage as part of our service offering. With this decision to cease our indoor coverage service offerings, we expanded our security solutions to include ShotSpotter Missions, ShotSpotter Labs, ShotSpotter SecureCampus and ShotSpotter SiteSecure. We are focused on both expanding these recent security solutions into new markets, as well as continuing the expansion of ShotSpotter Flex, but expansion into any new market into which we attempt to sell our solutions may not be receptive.

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

If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business prospects would suffer.

Our ability to successfully grow our business depends on a number of factors including our ability to:

•	accelerate our acquisition of new customers;
•	further sell expansions of coverage areas to our existing customers;
•	expand our international footprint;
•	expand into new vertical markets, such as our ShotSpotter Missions and our security solutions;
•	increase awareness of the benefits that our solutions offer; and
•	maintain our competitive and technology leadership position.

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

Promoting and demonstrating the utility of our solutions as useful, reliable and important tools for law enforcement and security personnel is critical to the success of our business. Our ability to secure customer renewals and enter into new customer contracts is dependent on our reputation and our ability to deliver our solutions effectively. We believe that our reputation among police departments using ShotSpotter Flex is particularly important to our success. Our ability to meet customer expectations will depend on a wide range of factors, including:

•	our ability to continue to offer high-quality, innovative and accurate gunshot detection and gunshot deterrence services, and precision policing software and solutions;
•	our ability to maintain continuous monitoring during high outdoor-noise activity periods such as New Year’s Day, the Fourth of July and Cinco de Mayo;
•	our ability to maintain high customer satisfaction, including meeting our SLA standards;
•	the perceived value and quality of our solutions;
•	differences in opinion regarding the metrics that measure the success of our solutions;
•	our ability to successfully communicate the unique value proposition of our solutions;
•	our ability to provide high-quality customer support;
•	any misuse or perceived misuse of our solutions;
•	interruptions, delays or attacks on our platform;
•	litigation- or regulation-related developments; and
•	damage to or degradation of our sensors or sensor network by third parties.

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

We recognize revenue on a subscription basis as our solutions are provided to our customers over time. If our services are disrupted due to natural disasters, power outages or other events that we cannot control, as happened when hurricanes hit Puerto Rico and the U.S. Virgin Islands in 2017, we may not be able to continue providing our solutions as expected.

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

Although we had our first quarter of profitability in the fourth quarter of 2018, annually we have posted a net loss in each year since inception, and, had net losses of $0.4 million and $1.2 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $97.7 million. We are not certain whether we will be able to maintain high enough volume of sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

On September 27, 2018, we entered into a $10.0 million senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we intend to use for general working capital purposes. As of March 31, 2019, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

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

The market for security solutions for university campuses, corporate campuses and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence. Because there are several possible uses of funds for campus security needs, we may face increased challenges in demonstrating or distinguishing the benefits of ShotSpotter SecureCampus and ShotSpotter SiteSecure, our campus security solutions. In particular, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering was limited, and as a result, in June 2018, we made the strategic decision to cease indoor coverage as part of our service offering. While our newly-acquired ShotSpotter Missions increases our outdoor detection services, we may face challenges in demonstrating or distinguishing the benefits of ShotSpotter Missions’ development of crime forecasts and increased effectiveness of patrol resources.

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

Governmental agencies and private citizens have become increasingly sensitive to real or perceived government or third-party surveillance and may wrongly believe that our outdoor sensors, which act, as acoustic devices installed in urban areas or public facilities, allow customers to listen to private conversations and monitor private citizen activity. Our sensors are not designed for “live listening” and are triggered only at loud impulsive sounds that may likely be gunfire. However, perceived privacy concerns may result in negative media coverage and efforts by private citizens to persuade municipalities, educational institutions or other potential customers not to purchase our solutions for their communities, campuses or facilities. In addition, laws may exist or be enacted to address such concerns that could impact our ability to deploy our solutions. For example, the City of Toronto, Canada decided against using ShotSpotter solutions because the Ministry of the Attorney General of Ontario indicated that it may compromise Section 8 of Canada’s Charter of Rights and Freedoms, which relates to unreasonable search and seizure. If customers choose not to purchase our solutions due to privacy or surveillance concerns, then the market for our solutions may develop more slowly than we expect, or it may not achieve the growth potential we expect, any of which would adversely affect our business and financial results.

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

The sensors do not have the ability to live stream audio. Typically, sounds, noises or voices captured on the secure sensors are cached temporarily but are written over and permanently deleted within 48-72 hours. When a sensor is triggered by an impulsive sound, it creates a potential gunshot “incident” that contains a recording, which includes no more than two seconds before the incident and four seconds after the incident. This audio snippet is preserved indefinitely for potential evidentiary use.

There is the potential to include human voices that occur at the same time as the gunshot in these incident audio snippets. We retain incident audio snippets are retained indefinitely as evidence. We also use information collected to support, expand and improve our software algorithms as well as our gunfire detection and notification methods. Sensors are often installed in densely populated urban areas. They are not designed or tuned to capture human voices, but it is possible they could pick up a human voice. Human voices are not impulsive and do not typically trigger the sensors, and unless accompanied by an impulsive sound no audio snippet would be transmitted out of the sensor. The human voice would be temporarily cached on the sensor for 48-72 hours and would then be written over and permanently deleted. Information collected from loud impulsive sounds ("incidents") is used to provide information to our customers regarding those incidents, but shared information is limited, by both our technology and our privacy policies, to the audit snippet containing the incident.

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

We currently operate in limited number of locations outside the United States. A key component to our business strategy is to expand our international operations to increase our revenues from customers outside of the United States as part of our growth strategy. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. In addition, we will need to invest time and resources in understanding the regulatory framework and political environments of our potential customers overseas in order to focus our sales efforts. Because such regulatory and political considerations are likely to vary across jurisdictions, this effort will require additional time and attention from our sales team and could lead to a sales cycle that is longer than our typical process for sales in the United States. We also may need to hire additional employees and otherwise invest in our international operations in order to reach new customers. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may not be successful.

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

Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our products, and our strategic direction. We also depend on the contributions of key technical personnel.

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

As of March 31, 2019, we had 31 U.S. patents directed to our technologies, as well as one granted patent in Israel. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we endeavor to enter into non-disclosure agreements with our employees, licensees and others who may have access to this information, we cannot assure you that these agreements or other steps we have taken will prevent unauthorized use, disclosure or reverse engineering of our technology. Moreover, third parties may independently develop technologies or products that compete with ours, and we may be unable to prevent this competition. Third parties also may seek access to our trade secrets, proprietary know-how and other confidential information through legal measures (for example, public-records requests or subpoenas to provide information or to testify in court) and it could be expensive to defend against those requests. Disclosure of our trade secrets, proprietary know-how and other confidential information could negatively impact our business.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in June 2017 at a price of $11.00 per share, our stock price has ranged from an intraday low of $9.33 to an intraday high of $66.14 through May 7, 2019.

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

Certain holders of our shares of common stock have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities, including approximately 3.3 million shares that were registered in connection with the Registration Statement on Form S-3 that became effective on July 27, 2018, of which approximately only 136,000 were sold in an underwritten registered secondary offering in March 2019. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In addition, non-affiliates have the ability to sell shares of our common stock in the open market or through block trades without subject to volume restrictions under Rule 144 of the Securities Act. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock. In the event a large number of shares of common stock are sold in the public market, such share sales could reduce the trading price of our common stock.

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

As a public company, we are incurring significant levels of legal, accounting, insurance and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources as compared to when we operated as a private company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional corporate employees to comply with these requirements, we may need to hire more corporate employees in the future or engage outside consultants, which would increase our costs and expenses.

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

None.

(b)	Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-217603), which was declared effective on June 6, 2017. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC.

We used $13.7 million of the net proceeds from our IPO to repay our outstanding indebtedness of $13.5 million, including early termination fees of $0.2 million, during the quarter ending September 30, 2017. On October 3, 2018, we used $1.7 million of our IPO proceeds to fund the acquisition of HunchLab.

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

SHOTSPOTTER, INC.

Date: May 9, 2019	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: May 9, 2019	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer