Form 10-Q
period 2019-06-30
SHOTSPOTTER, INC
filed 2019-08-06
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 11,477,165 shares of common stock, $0.005 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$27,432	$10,218
Accounts receivable and unbilled revenue	8,967	15,267
Prepaid expenses and other current assets	2,202	1,527
Restricted cash	—	60
Total current assets	38,601	27,072
Property and equipment, net	16,834	16,504
Operating lease right-of-use asset	697	—
Goodwill	1,379	1,379
Intangible assets, net	237	242
Other assets	1,596	1,922
Total assets	$59,344	$47,119
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,099	$1,307
Deferred revenue, short-term	21,988	23,102
Accrued expenses and other current liabilities	4,209	4,427
Total current liabilities	27,296	28,836
Deferred revenue, long-term	1,133	1,060
Other liabilities	467	76
Total liabilities	28,896	29,972
Stockholders' equity
Common stock	57	55
Additional paid-in capital	127,870	114,618
Accumulated deficit	(97,352)	(97,377)
Accumulated other comprehensive loss	(127)	(149)
Total stockholders' equity	30,448	17,147
Total liabilities and stockholders' equity	$59,344	$47,119

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$10,260	$8,927	$19,853	$15,834
Costs
Cost of revenues	4,277	3,589	8,281	6,897
Impairment of property and equipment	—	361	—	361
Total costs	4,277	3,950	8,281	7,258
Gross profit	5,983	4,977	11,572	8,576
Operating expenses
Sales and marketing	2,439	2,195	5,068	3,749
Research and development	1,374	1,255	2,668	2,491
General and administrative	1,880	1,824	3,866	3,852
Total operating expenses	5,693	5,274	11,602	10,092
Operating income (loss)	290	(297)	(30)	(1,516)
Other income (expense), net
Interest income, net	171	22	204	49
Other expense, net	(52)	(76)	(109)	(75)
Total other income (expense), net	119	(54)	95	(26)
Income (loss) before income taxes	409	(351)	65	(1,542)
Provision for income taxes	22	18	40	44
Net income (loss)	$387	$(369)	$25	$(1,586)
Net income (loss) per share, basic	$0.03	$(0.03)	$0.00	$(0.15)
Net income (loss) per share, diluted	$0.03	$(0.03)	$0.00	$(0.15)
Weighted average shares used in computing net income (loss) per share, basic	11,365,472	10,589,038	11,186,371	10,329,874
Weighted average shares used in computing net income (loss) per share, diluted	11,973,476	10,589,038	11,857,346	10,329,874

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$387	$(369)	$25	$(1,586)
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net	35	(133)	23	(104)
Comprehensive income (loss)	$422	$(502)	$48	$(1,690)

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	10,864,722	$55	$114,618	$(97,377)	$(149)	$17,147
Exercise of stock options	177,408	1	218	—	—	219
Issuance of common stock upon secondary offering, net of costs	250,000	1	10,553	—	—	10,554
Issuance of common stock from RSUs vested	28,790	—	—	—	—	—
Stock-based compensation	—	—	754	—	—	754
Other comprehensive loss	—	—	—	—	(13)	(13)
Net loss	—	—	—	(362)	—	(362)
Balance at March 31, 2019	11,320,920	$57	$126,143	$(97,739)	$(162)	$28,299
Exercise of stock options	65,960	—	129	—	—	129
Issuance of common stock in connection with exercise of warrants	12,225	—	51	—	—	51
Issuance of common stock from ESPP purchase	53,508	—	642	—	—	642
Issuance of common stock from RSUs vested	24,072	—	—	—	—	—
Stock-based compensation	—	—	905	—	—	905
Other comprehensive income	—	—	—	—	35	35
Net income	—	—	—	387	—	387
Balance at June 30, 2019	11,476,685	$57	$127,870	$(97,352)	$(127)	$30,448

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	9,827,129	$48	$109,708	$(97,595)	$1	$12,162
Exercise of stock options	486,588	3	340	—	—	343
Issuance of common stock in connection with exercise of warrants	16,129	—	—	—	—	—
Stock-based compensation	—	—	427	—	—	427
Other comprehensive income	—	—	—	—	29	29
Cumulative effect of change in accounting principle	—	—	—	3,025	—	3,025
Net loss	—	—	—	(1,217)	—	(1,217)
Balance at March 31, 2018	10,329,846	$51	$110,475	$(95,787)	$30	$14,769
Exercise of stock options	66,628	—	108	—	—	108
Issuance of common stock in connection with exercise of warrants	272,309	1	988	—	—	989
Issuance of common stock from ESPP purchase	43,624	1	420	—	—	421
Issuance of common stock from RSU's vested	47,312	—	—	—	—	—
Stock-based compensation	—	—	648	—	—	648
Other comprehensive loss	—	—	—	—	(133)	(133)
Net loss	—	—	—	(369)	—	(369)
Balance at June 30, 2018	10,759,719	$53	$112,639	$(96,156)	$(103)	$16,433

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$25	$(1,586)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,402	1,775
Impairment of property and equipment	—	361
Stock-based compensation	1,659	1,075
Changes in operating assets and liabilities:
Accounts receivable	6,299	(2,431)
Prepaid expenses and other assets	(621)	(568)
Accounts payable	(514)	1,105
Accrued expenses and other current liabilities	(510)	(702)
Deferred revenue	(1,049)	134
Net cash provided by (used in) operating activities	7,691	(837)
Cash flows from investing activities:
Purchase of property and equipment	(2,363)	(5,643)
Investment in intangible and other assets	(39)	(26)
Net cash used in investing activities	(2,402)	(5,669)
Cash flows from financing activities:
Proceeds from issuance of common stock upon secondary offering	11,247	—
Payments of offering costs	(445)	—
Proceeds from exercise of stock options	348	451
Proceeds from exercise of warrants	51	989
Proceeds from employee stock purchase plan	642	421
Net cash provided by financing activities	11,843	1,861
Increase (decrease) in cash, cash equivalents and restricted cash	17,132	(4,645)
Effect of exchange rate on cash and cash equivalents	22	(81)
Cash, cash equivalents and restricted cash at beginning of year	10,278	19,597
Cash, cash equivalents and restricted cash at end of period	$27,432	$14,871
Supplemental cash flow disclosures:
Deferred offering costs included in other assets	$—	$66

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement to help deter gun violence and make cities, campuses and facilities safer. The company’s flagship product, ShotSpotter Flex, is the leading outdoor gunshot detection, location and forensic system trusted by more than 100 cities. ShotSpotter Missions uses machine learning-driven analysis to help strategically plan patrol missions and tactics for maximum crime deterrence. ShotSpotter Labs is the Company’s effort to support innovative uses of its technology to help protect wildlife and the environment. The Company offers its solutions on a SaaS-based subscription model to its customers.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its cash deposits at one domestic and two international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents.

Concentration of Accounts Receivable –As of June 30, 2019, one customer accounted for 24% of the Company’s accounts receivable. Fluctuations in accounts receivable result from timing of the Company’s execution of contracts and collection of related payments. As of December 31, 2018, one customer accounted for 77% of the Company’s accounts receivable.

Concentration of Revenues –For the three months ended June 30, 2019, two customers accounted for 20% and 14% of the Company’s total revenues. For the three months ended June 30, 2018, two customers accounted for 24% and 14% of the Company’s total revenues.

For the six months ended June 30, 2019, two customers accounted for 21% and 14% of the Company’s total revenues. For the six months ended June 30, 2018, two customers accounted for 22% and 16% of the Company’s total revenues.

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

The Company’s operating lease for its corporate headquarters office is impacted by the new standard and upon adoption, the Company recognized a right-of-use asset of $0.9 million and related lease liabilities totaling $0.9 million. See Note 11, Leases.

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

Note 3. Revenue Related Disclosures

As of December 31, 2018, the Company had total short-term and long-term deferred revenue of $24.2 million. During the three months ended June 30, 2019, the Company recognized $9.2 million in revenue from the beginning deferred revenue balance and $1.0 million from new billings, and added $8.8 million to total short-term and long-term deferred revenue from new billings. During the six months ended June 30, 2019, the Company recognized $15.7 million in revenue from the beginning deferred revenue balance and $4.0 million from new billings, and added $18.7 million to total short-term and long-term deferred revenue from new billings.

As of January 1, 2018, upon the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), the Company had total short-term and long-term deferred revenue of $17.3 million. During the three months ended June 30, 2018, the Company recognized $6.4 million in revenue from the beginning deferred revenue balance and $2.3 million from new billings, and added $8.1 million to total short-term and long-term deferred revenue from new billings. During the six months ended June 30, 2018, the Company recognized $11.7 million in revenue from the beginning deferred revenue of $18.1 million and $3.9 million from new billings, and added $15.8 million to total short-term and long-term deferred revenue from new billings.

As of June 30, 2019, the Company has estimated remaining performance obligations for contractually committed revenues of $17.7 million, $25.2 million, $15.5 million, and $0.9 million that will be recognized during the remainder of the year ending December 31, 2019, and years ended December 31, 2020, 2021, and 2022 through 2024, respectively. The timing of revenue recognition includes estimates of go live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of June 30, 2019 and amounts under contract that will be invoiced after June 30, 2019.

During the three months ended June 30, 2019, the Company recognized revenues of $9.9 million from customers in the United States, $0.4 million from customers in South Africa and the Bahamas. During the six months ended June 30, 2019, the Company recognized revenues of $19.2 million from customers in the United States, $0.7 million from customers in South Africa and the Bahamas.

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

Note 4. Fair Value Measurements

In October 2018, upon the acquisition of certain technology, referred to as HunchLab, from Azavea, Inc., the Company recognized a contingent consideration liability classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly or indirectly observable. The Company estimates the fair value of the contingent consideration based on management’s estimates of (i) the probability of achieving the relevant revenue targets and (ii) the timing of achieving such targets. There were no material changes in fair value of contingent consideration for the three and six months ended June 30, 2019.

Level III balances (in thousands):

	June 30,	December 31,
	2019	2018
Fair value of contingent consideration	$750	$750

Note 5. Details of Certain Condensed Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid expenses	$1,458	$832
Deferred commissions	677	629
Other	67	66
	$2,202	$1,527

Other assets (in thousands):

	June 30,	December 31,
	2019	2018
Deferred commissions	$1,506	$1,560
Other	90	362
	$1,596	$1,922

Accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2019	2018
Personnel-related accruals	$2,180	$2,603
Royalties payable	93	130
Professional fees	222	396
Sales/ use tax payable	216	273
Contingent consideration	750	750
Operating lease liability	289	—
Deferred rent	—	24
Other	459	251
	$4,209	$4,427

Other liabilities (in thousands):

	June 30,	December 31,
	2019	2018
Operating lease liability	$464	$—
Deferred rent	—	71
Other	3	5
	$467	$76

Note 6. Related Party Transactions

During the six months ended June 30, 2019, the Company recognized $0.3 million in revenues from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and from a significant shareholder of the Company.

Note 7. Capital Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.005 and each outstanding share of common stock is entitled to one vote.

As of June 30, 2019, there were 11,476,685 shares of common stock issued and outstanding. As of December 31, 2018, there were 10,864,722 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005. As of June 30, 2019, there were no shares of preferred stock issued and outstanding.

Note 8. Net Income (Loss) per Share

The computation of basic net income (loss) per share is based on the weighted-average number of common stock outstanding during each period. The computation of diluted net income (loss) per share is based on the weighted-average number of shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, ESPP shares and warrants.

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$387	$(369)	$25	$(1,586)
Denominator:
Weighted-average shares outstanding, basic	11,365,472	10,589,038	11,186,371	10,329,874
Dilutive effect of common stock equivalents	608,004	—	670,975	—
Weighted-average shares outstanding, diluted	11,973,476	10,589,038	11,857,346	10,329,874
Net income (loss) per share, basic	$0.03	$(0.03)	$0.00	$(0.15)
Net income (loss) per share, diluted	$0.03	$(0.03)	$0.00	$(0.15)

Note 9. Common Stock Warrants

As of June 30, 2019, the Company had the following common stock warrants issued and outstanding (in thousands, except share and per share data):

Warrant Class	Shares	Issuance Date	Price per Share	Expiration Date
Common stock warrant	628	July 2012	$5.8667	July 2019
Common stock warrant	15,616	August 2012	$5.8667	August 2019
Common stock warrant	50,716	February 2014	$0.1700	February 2021
Common stock warrant (1)	84,000	June 2017	$13.2000	June 2020
	150,960

(1)	This warrant was issued to the Company’s lead underwriter in connection with the Company’s initial public offering.

Note 10. Equity Incentive Plans

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

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants were made under the 2005 Plan.

A summary of option activities under the 2005 Plan and 2017 Plan during the six months ended June 30, 2019 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2018	820,186	$8.44
Granted	79,868	$44.84
Exercised	(243,368)	$1.43
Canceled	(12,082)	$13.18
Outstanding as of June 30, 2019	644,604	$15.51

During the six months ended June 30, 2019, the Company granted executive management restricted stock unit (“RSU”) awards totaling 39,597 shares of common stock, with quarterly vesting over the next four years. The weighted average fair value of $44.95 per unit was calculated using the closing stock price on the grant date.

During the six months ended June 30, 2019, the Company granted certain executive management RSU awards, subject to certain financial milestones, totaling 8,031 shares of common stock, with vesting terms 100% upon the first anniversary, if the Compensation Committee of the Board of Directors of the Company believes that the associated financial milestones were met. The weighted average fair value of $43.58 per unit was calculated using the closing stock price on the grant date.

During the six months ended June 30, 2019, the Company granted directors RSU awards totaling 14,755 shares of common stock in accordance with the Company’s non-employee director compensation policy. The weighted average fair value of $41.79 per unit was calculated using the closing stock price on the grant date.

The number of shares available for grant under the 2017 Plan was 1,669,522 as of June 30, 2019.

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

The 2017 ESPP initial offering period ran from June 2017 to June 2019, and contained four six-month purchase periods. Beginning in June 2019, each offering period will have one purchase period lasting approximately six months. An employee’s purchase rights terminate immediately upon termination of employment or other withdrawal from the 2017 ESPP. No participant will have the right to purchase shares of common stock in an amount that has a fair market value of more than $25,000 determined as of the first day of the applicable purchase period, for each calendar year.

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

There were 53,508 shares issued under the 2017 ESPP during the six months ended June 30, 2019.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$214	$75	$347	$132
Sales and marketing	273	199	539	265
Research and development	103	68	190	108
General and administrative	315	306	583	570
Total	$905	$648	$1,659	$1,075

Note 11. Leases

Operating Lease

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease which expires in October 2021. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions or renewal options. Our lease includes both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. Upon adoption of ASC 842 on January 1, 2019, the Company recognized an operating lease right-of-use asset of $0.9 million and a corresponding lease lability of $0.9 million, using a discount rate of 6% which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of adoption. The operating lease cost recognized for the three and six months ended June 30, 2019 was $0.1 million and $0.2 million, respectively. Rent expense recognized for the three and six months ended June 30, 2018 was $0.1 million and $0.2 million, respectively.

Supplemental information related to the operating lease as follows (in thousands):

As of June 30, 2019
Assets
Operating lease right-of-use asset	$697
Liabilities
Lease liability (short-term) (presented within Accrued expenses and other current liabilities)	$289
Lease liability (long-term) (presented within Other liabilities)	464
Total operating lease liability	$753

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (presented within Operating cash flows)	$173

Maturities of the lease liability at June 30, 2019 are as follows (in thousands):

2019 (remainder of year)	$146
2020	357
2021	304
Total lease payments, undiscounted	807
Less: imputed interest	(54)
Total	$753

The Company does not have any finance leases.

The following table is shown for comparative purposes only. The future minimum lease payments under the non-cancelable lease at December 31, 2018 were as follows (in thousands):

2019	$352
2020	357
2021	304
Total	$1,013

Note 12. Commitments and Contingencies

The Company has non-cancelable data center arrangements which original term exceeds one year.

The following is a schedule of future minimum payments under the non-cancelable data center arrangements at June 30, 2019 (in thousands):

Data Center Arrangements
2019 (remainder of year)	$113
2020	76
Total	$189

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

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help deter gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Flex, is the leading outdoor gunshot detection, location and alerting system. Our newly-acquired patrol management software, ShotSpotter Missions (formerly HunchLab), creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. Recently we created a new technology innovation unit – ShotSpotter Labs – to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. Our gunshot detection solutions are trusted in more than 100 cities as of June 30, 2019.

Our gunshot detection solutions consist of highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors designed to detect outdoor gunfire. The speed and accuracy of our gunfire alerts enable law enforcement and security personnel to reduce their response times to shooting events, which can increase the chances of apprehending the shooter, providing timely aid to victims, and identifying witnesses before they scatter, as well as aid in evidentiary collection and serve as an overall deterrent. When a potential gunfire incident is detected by our sensors, our system applies machine classification combined with human review to analyze and validate the incident and precisely locate where the incident occurred. An alert containing a location on a map and critical information about the incident is sent directly to subscribing law enforcement or security personnel through any internet-connected computer and to iPhone or Android mobile devices.

Our software sends validated gunfire data along with the audio of the triggering sound to our Incident Review Center (“IRC”), where our trained acoustic experts are on duty 24 hours a day, seven days a week, 365 days a year to screen and confirm actual gunfire incidents. Our acoustic experts can supplement alerts with additional tactical information, such as the potential presence of multiple shooters or the use of high-capacity weapons. Gunshot incidents reviewed by our IRC result in alerts typically sent within 45 seconds of the receipt of the gunfire incident.

We generate annual subscription revenues from the deployment of ShotSpotter Flex on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Missions solutions are also sold on a subscription basis. As of June 30, 2019, we had ShotSpotter Flex, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for approximately 700 square miles, of which 685 square miles had gone live. Coverage areas under contract included more than 100 cities and 11 campuses/sites across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. During the six months ended June 30, 2019, we changed the classification of one customer to be a SiteSecure customer instead of a Flex customer. For the three and six months ended June 30, 2019, substantially all of our revenues are attributable to customers based in the United States.

While we intend to continue to devote resources to increase sales of our ShotSpotter SecureCampus, ShotSpotter SiteSecure solutions, ShotSpotter Labs and ShotSpotter Missions, we expect that revenues from our ShotSpotter Flex solution will continue to comprise a substantial majority of our revenues going forward. ShotSpotter Labs projects are generally conducted in coordination with a sponsoring charitable organization. These projects may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, ShotSpotter Labs projects will normally produce gross margins significantly lower than our Flex solutions.

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

We generated revenues of $10.3 million and $8.9 million for the three months ended June 30, 2019 and 2018, respectively, a year-over-year increase of 15%. Revenues from our ShotSpotter Flex during the three months ended June 30, 2019 and 2018 represented approximately 95% and 98% of total revenues, respectively. Our two current largest customers, the City of Chicago and the City of New York, accounted for 20% and 14%, respectively, of our total revenues for the three months ended June 30, 2019, and 24% and 14%, respectively, of our total revenues for the three months ended June 30, 2018.

For the three months ended June 30, 2019 and 2018, revenues generated within the United States accounted for $9.9 million and $8.7 million, respectively, or 96% and 98%, respectively, of total revenues for the both periods, and $0.4 million and $0.2 million for three months ended June 30, 2019 and 2018, respectively, and was derived from our customers located in South Africa and the Bahamas.

We generated revenues of $19.9 million and $15.8 million for the six months ended June 30, 2019 and 2018, respectively, a year-over-year increase of 25%. Revenues from our ShotSpotter Flex during the six months ended June 30, 2019 and 2018 represented approximately 96% and 98% of our total revenues, respectively. Our two current largest customers, the City of Chicago and the City of New York, accounted for 21% and 14%, respectively, of our total revenues for the six months ended June 30, 2019, and 22% and 16%, respectively, of our total revenues for the six months ended June 30, 2018.

For the six months ended June 30, 2019 and 2018, revenues generated within the United States accounted for $19.2 million and $15.3 million, respectively, or 97%, of our total revenues for the both periods, and $0.7 million and $0.5 million for the six months ended June 30, 2019 and 2018, and was derived from our customers located in South Africa and the Bahamas.

We had net income of $0.4 million and net loss of $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and net income of 25 thousand and net loss of $1.6 million for the six months ended June 30, 2019 and 2018, respectively. Our accumulated deficit was $97.4 million as of June 30, 2019 and December 31, 2018.

In May 2019, we announced that our Board of Directors had approved a stock repurchase program for up to $15 million of our common stock (the “Stock Repurchase Program”). The shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or by other methods in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The Stock Repurchase Program does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time.

During the three months ended June 30, 2019 and 2018, we went “live” on 25 and 61 net new square miles of coverage, respectively. During the six months ended June 30, 2019 and 2018, we went “live” on 37 and 108 net new square miles of coverage, respectively. The increase in coverage was achieved through new customers, and is net of miles lost from a customer no longer under contract. During the six months ended June 30, 2018, 71 miles out of 108 were due to expansion from a single customer.

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

This metric, presented below for the three and six months ended June 30, 2019 and 2018, is calculated on a quarterly basis using internal data and may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net new "go-live" square miles added	25	61	37	108

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming and the fact that our typical sales cycle is often very long, difficult to estimate accurately and can be costly. International sales cycles may be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales in order to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion, particularly for our ShotSpotter Flex solution.

We will also focus on expanding our business by introducing new products and services to existing customers such as ShotSpotter Missions and new customers for ShotSpotter Labs. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth given our large and growing installed base of police departments who trust ShotSpotter’s products, support and way of doing business. The ability to cross-sell new products provides an opportunity to grow revenue per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other ShotSpotter solutions and priced and serviced appropriately. In some cases, we will need to bring in new skills sets to properly develop, market, sell or service these new products depending on the categories they represent.

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

With respect to international sales, we believe that we have the potential to expand our coverage within South Africa, the Bahamas and to pursue opportunities in Europe, South America and other regions of the world. For example, we signed a contract with the Bahamas in early 2019. By adding additional sales resources in strategic locations, we believe we will be better positioned to reach these markets. However, we recognize that we have limited international operational experience and currently operate in a limited number of regions outside of the United States. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic and political risks. We may face additional challenges that may delay contract execution related to negotiating with governments in transition, the use of third-party integrations and consultants. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend or make more difficult to predict the length of what is already a lengthy sales cycle.

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

We generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenue and deferred revenue from quarter to quarter. For our ShotSpotter Flex solution, our pricing model is based on a per-square-mile basis. For our ShotSpotter Missions solution is currently based on a percentage of Flex subscription price, for customers using Flex, and on a customized basis for customers not using Flex. For ShotSpotter SecureCampus and ShotSpotter SiteSecure, our pricing model is on a customized-site basis. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

ShotSpotter Labs projects may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis.

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

Starting mid-2020 through 2022, we will have to upgrade our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. We intend to re-use and re-deploy our 3G sensors where it makes sense to do so.

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

We are also investing research and development resources in conjunction with our ShotSpotter Labs projects and initiatives. The initial focus of these efforts is to develop new underwater sensor applications as well as to test and expand the functionality of our outdoor sensors in challenging environmental conditions.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of local and franchise tax expenses.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
		As a % of		As a % of	Change
	2019	Revenues	2018	Revenues	$	%
Revenues	$10,260	100%	$8,927	100%	$1,333	15%
Costs
Cost of revenues	4,277	42%	3,589	40%	688	19%
Impairment of property and equipment	—	—	361	4%	(361)	(100)%
Total costs	4,277	42%	3,950	44%	327	8%
Gross profit	5,983	58%	4,977	56%	1,006	20%
Operating expenses:
Sales and marketing	2,439	24%	2,195	25%	244	11%
Research and development	1,374	13%	1,255	14%	119	9%
General and administrative	1,880	18%	1,824	20%	56	3%
Total operating expenses	5,693	55%	5,274	59%	419	8%
Income (loss) from operations	290	3%	(297)	(3%)	587	198%
Other income (expense), net	119	1%	(54)	(1%)	173	320%
Provision for income taxes	22	—	18	—	4	22%
Net income (loss)	$387	4%	$(369)	(4%)	$756	205%

Revenues

The increase of $1.3 million was primarily attributable to new customers and expansions of existing customer coverage areas. We went live with 97 net new square miles since June 30, 2018.

Costs

The increase of $0.3 million was due primarily to a $0.4 million increase in salaries expenses resulting from an increase in our headcount since June 30, 2018 and a $0.2 million increase in depreciation expenses associated with new customer deployment and expansions in existing customer coverage area, partially offset by $0.4 million decrease due to a one-off impairment charge in 2018.

Gross margin increased by two percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

The increase of $0.2 million was due primarily to an increase in salaries, commissions and stock-based compensation expense resulting from an increase in headcount since June 30, 2018, associated with the growth of our sales and marketing strategy.

Research and Development Expense

The increase of $0.1 million was due primarily to an increase in personnel expenses during the three months ended June 30, 2019.

General and Administrative Expense

The increase of $0.1 million was due to a $0.4 million increase in personnel expenses resulting from an increase in headcount and consulting, partially offset by a $0.3 million decrease in legal expenses attributable to litigation in 2018 that settled.

Other Income (Expense), Net

The increase of $0.2 million during the three months ended June 30, 2019 was primarily due to a $0.2 million increase in interest income partially offset by a decrease in local and franchise taxes.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended June 30, 2019 and 2018, our provision for income taxes consists of the foreign taxes only.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table sets forth our selected condensed consolidated statements of operations data for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
		As a % of		As a % of	Change
	2019	Revenues	2018	Revenues	$	%
Revenues	$19,853	100%	$15,834	100%	$4,019	25%
Costs
Cost of revenues	8,281	42%	6,897	44%	1,384	20%
Impairment of property and equipment	—	—	361	2%	(361)	(100%)
Total costs	8,281	42%	7,258	46%	1,023	14%
Gross profit	11,572	58%	8,576	54%	2,996	35%
Operating expenses:
Sales and marketing	5,068	26%	3,749	24%	1,319	35%
Research and development	2,668	13%	2,491	16%	177	7%
General and administrative	3,866	19%	3,852	24%	14	—
Total operating expenses	11,602	58%	10,092	64%	1,510	15%
Loss from operations	(30)	—	(1,516)	(10%)	1,486	(98%)
Other income (expense), net	95	—	(26)	—	121	465%
Provision for income taxes	40	—	44	—	(4)	(9%)
Net income (loss)	$25	—	$(1,586)	(10%)	$1,611	102%

Revenues

The increase of $4.0 million was primarily attributable to new customers and expansions of existing customer coverage areas. We went live with 97 net new square miles since June 30, 2018.

Costs

The increase of $1.0 million was due primarily to a $0.7 million increase in salaries expenses resulting from an increase in our headcount since June 30, 2018 and $0.5 million increase in depreciation expenses associated with new customer deployment and expansions in existing customer coverage areas, partially offset by a $0.4 million decrease due to a one-off impairment charge in 2018.

Gross margin increased by four percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

The increase of $1.3 million was due primarily to a $0.9 million increase in salaries, commissions and stock-based compensation expense resulting from an increase in headcount since June 30, 2018, and $0.3 million in consulting expenses associated with the growth of our sales and marketing strategy.

Research and Development Expense

The increase of $0.2 million was due primarily to an increase in personnel expenses during the six months ended June 30, 2019.

General and Administrative Expense

General and administrative expense remained relatively unchanged, due to $0.5 million increase in consulting and personnel expenses resulting from an increase in headcount, offset by a $0.5 million decrease in legal expenses resulting from litigation in 2018 that settled.

Other Income (Expense), Net

The increase of $0.1 million during the six months ended June 30, 2019 was primarily due to a $0.2 million increase in interest income partially offset by a decrease in local and franchise taxes.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended June 30, 2019 and 2018, our provision for income taxes consists of the foreign taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $27.4 million as of June 30, 2019. We also have a $10.0 million credit facility, of which no amounts outstanding as of June 30, 2019.

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

Stock Repurchase Program

On May 23, 2019, we announced that our Board of Directors had approved the Stock Repurchase Program for up to $15 million of our common stock. The shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or by other methods in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The Stock Repurchase Program does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time.

Cash Flows

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table presents a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$7,691	$(836)
Investing activities	(2,402)	(5,669)
Financing activities	11,843	1,860
Net change in cash and cash equivalents	$17,132	$(4,645)

Operating Activities

For standard customer deployments, we typically achieve cash flow breakeven, on a direct variable cost-basis, in less than a year from the date of execution of the contract. Our net income (loss) and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by (used in) operating activities increased $8.5 million from the six months ended June 30, 2018 to the six months ended June 30, 2019 primarily due to a $8.7 million increase in cash collected from customers including $7.7 million collected from the City of Chicago, driven by new customer contracts and expansions of existing customer coverage areas since June 30, 2018.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $2.4 million and $5.7 million in the six months ended June 30, 2019 and 2018, respectively, primarily for property and equipment expenditures to install our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes proceeds from our secondary offering, net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan, offset by payment of indebtedness, and debt issuance and financing costs.

Financing activities provided $11.8 million in cash during the six months ended June 30, 2019 from $11.2 million in proceeds from the issuance of common stock upon our secondary offering and $1.0 million in proceeds from the exercise of options and warrants, partially offset by $0.4 million of payment of secondary offering costs.

Contractual Obligations and Commitments

There were no material changes during the six months ended June 30, 2019 to the contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report on Form 10-K. See Note 11, Leases, and Note 12, Commitments and Contingencies, to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding commitments.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For the significant or material changes in our critical accounting policies during the six months ended June 30, 2019, see Note 3, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the three and six months ended June 30, 2019, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, substantially all of our revenues have been derived from contracts with local governments and their agencies, in particular the police departments of major cities in the United States. To a lesser extent, we also generate revenues from federal agencies, foreign governments and higher education institutions. We believe that the success and growth of our business will continue to depend on our ability to add new police departments and other government agencies as customers of our public safety solution and new universities, corporate campuses and key infrastructure and transportation centers as customers of our security solutions. Many of our target customers have restricted budgets, such that we are forced to compete with programs or solutions that offer an alternative use of the same funds. A number of factors could cause current and/or potential customers to: delay or refrain from purchasing our solutions, prevent expansion of, or reduce coverage areas and/ or terminate use of our solutions, including:

•	decreases or changes in available funding, including budgetary allocations, government grants and other government funding programs;
•	potential delays or changes in appropriations or other funding authorization processes;
•	changes in fiscal or contracting policies;
•	macro-and/or local economic changes that may affect customer funding;
•	changes in elected or appointed officials; and
•	changes in laws or public sentiment regarding privacy or surveillance.

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

If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business prospects would suffer.

Our ability to successfully grow our business depends on a number of factors including our ability to:

•	accelerate our acquisition of new customers;
•	further sell expansions of coverage areas to our existing customers;
•	expand our international footprint;
•	expand into new vertical markets, such as our ShotSpotter Missions, ShotSpotter Labs and our security solutions;
•	increase awareness of the benefits that our solutions offer; and
•	maintain our competitive and technology leadership position.

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

In addition, our IRC is located in a single facility. Although the functions of our IRC can be performed remotely, any interruption or delay in service from our IRC, such as from a communications or power outage, could limit our ability deliver our solutions. In addition, it may become increasingly difficult to maintain and improve the performance of our solutions, especially during peak usage times as the capacity of our IRC operations reaches its limits. If there is an interruption or delay in service from our IRC and a gunshot is detected but not reviewed in the allotted time, our software will flag the incident for off line review. This may result in delayed notifications to our customers and as a result, we could experience a decline in customer satisfaction with our solutions and our reputation and growth prospects could be harmed.

We expect to continue to make significant investments to maintain and improve the performance of our solutions. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology to accommodate actual and anticipated changes in technology, our business, operating results and financial condition may be adversely affected.

We rely on wireless carriers to provide access to wireless networks through which our acoustic sensors communicate with our cloud-based backend and with which we provide our notification services to customers, and any interruption of such access would impair our business.

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

Although we had our first quarter of profitability in the fourth quarter of 2018 and had net income for the three and six months ended June 30, 2019, annually we have posted a net loss in each year since inception. As of June 30,

2019, we had an accumulated deficit of $97.4 million. We are not certain whether we will be able to maintain high enough volume of sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

On September 27, 2018, we entered into a $10.0 million senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we intend to use for general working capital purposes. As of June 30, 2019, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

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

Approximately half of our installed ShotSpotter sensors use fourth-generation (“4G”) Long-Term Evolution (“LTE”) wireless technology and half use third-generation (“3G”), cellular communications. Our US wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services, before the end of 2022. As our wireless carriers phase out their 3G services or make changes to their spectrum allocation, we may experience reduced service performance, which may require us to replace our 3G sensors sooner than planned. These sensor replacements will require significant capital expenditures and may also divert management’s attention and other important resources away from our customer service and sales efforts for new customers. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, operating results and financial condition could be materially and adversely affected.

Concerns regarding privacy and government-sponsored surveillance may deter customers from purchasing our solutions.

Governmental agencies and private citizens have become increasingly sensitive to real or perceived government or third-party surveillance and may wrongly believe that our outdoor sensors allow customers to listen to private conversations and monitor private citizen activity. Our sensors are not designed for “live listening” and are triggered only at loud impulsive sounds that may likely be gunfire. However, perceived privacy concerns may result in negative media coverage and efforts by private citizens to persuade municipalities, educational institutions or other potential customers not to purchase our solutions for their communities, campuses or facilities. In addition, laws may exist or be enacted to address such concerns that could impact our ability to deploy our solutions. For example, the City of Toronto, Canada decided against using ShotSpotter solutions because the Ministry of the Attorney General of Ontario indicated that it may compromise Section 8 of Canada’s Charter of Rights and Freedoms, which relates to unreasonable search and seizure. If customers choose not to purchase our solutions due to privacy or surveillance concerns, then the market for our solutions may develop more slowly than we expect, or it may not achieve the growth potential we expect, any of which would adversely affect our business and financial results.

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

As of June 30, 2019, we had 31 U.S. patents directed to our technologies, as well as one granted patent in Israel. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third-party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in June 2017 at a price of $11.00 per share, our stock price has ranged from an intraday low of $9.33 to an intraday high of $66.14 through August 4, 2019.

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

Share repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our Stock Repurchase Program will enhance long-term stockholder value.

In May 2019, our Board of Directors adopted a stock repurchase program for up to $15 million of our common stock. Although our Board of Directors has authorized the Stock Repurchase Program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the Stock Repurchase Program, and the Stock Repurchase Program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the Stock Repurchase Program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

Repurchases of our shares could increase the volatility of the trading price of our stock, which could have a negative impact on the trading price of our stock. Similarly, the future announcement of the termination or suspension of the Stock Repurchase Program, or our decision not to utilize the full authorized repurchase amount under the Stock Repurchase Program, could result in a decrease in the trading price of our stock. In addition, the Stock Repurchase Program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. There can be no assurance that any shares repurchases we do elect to make will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our shares. Although our Stock Repurchase Program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so and short-term stock price fluctuations could reduce the effectiveness of the Stock Repurchase Program.

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

On June 4, 2019, we issued 2,740 shares of our common stock to the holders of our outstanding warrants upon that holder’s exercises pursuant to a cashless exercise provision. The warrants had an exercise price of $5.8667 per share.

On June 14, 2019, we issued 4,855 shares of common stock to the holders of our outstanding warrants upon the exercise of warrants for cash of $28,783.

On June 14, 2019, we issued 226 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

On June 17, 2019, we issued 1 share of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

On June 17, 2019, we issued 3,664 shares of common stock to one of the holders of our outstanding warrants upon the exercise of warrant for cash of $21,496.

On June 19, 2019, we issued 254 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

On June 20, 2019, we issued 65 shares of common stock to one of the holders of our outstanding warrants upon the exercise of warrant for cash of $381.

On June 24, 2019, we issued 112 shares of common stock to one of the holders of our outstanding warrants upon the exercise of warrant for cash of $657.

On June 25, 2019, we issued 65 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

On June 26, 2019, we issued 26 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

On June 28, 2019, we issued 262 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

With respect to all of the warrant exercises described above, the shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Item 6. Exhibits

A list of exhibits is set forth below.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017
10.1	First Amendment to the Credit Agreement, dated September 27, 2018, by and between ShotSpotter, Inc. and Umpqua Bank.	8-K	001-38107	10.1	May 24, 2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SHOTSPOTTER, INC.

Date: August 6, 2019	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: August 6, 2019	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer