Form 10-Q
period 2019-09-30
SHOTSPOTTER, INC
filed 2019-11-12
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, the registrant had 11,432,652 shares of common stock, $0.005 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,138	$10,218
Accounts receivable and unbilled revenue	6,785	15,267
Prepaid expenses and other current assets	1,985	1,527
Restricted cash	—	60
Total current assets	34,908	27,072
Property and equipment, net	16,574	16,504
Operating lease right-of-use asset	627	—
Goodwill	1,379	1,379
Intangible assets, net	243	242
Other assets	1,518	1,922
Total assets	$55,249	$47,119
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$716	$1,307
Deferred revenue, short-term	20,584	23,102
Accrued expenses and other current liabilities	4,643	4,427
Total current liabilities	25,943	28,836
Deferred revenue, long-term	755	1,060
Other liabilities	383	76
Total liabilities	27,081	29,972
Stockholders' equity
Common stock	57	55
Additional paid-in capital	125,235	114,618
Accumulated deficit	(96,906)	(97,377)
Accumulated other comprehensive loss	(218)	(149)
Total stockholders' equity	28,168	17,147
Total liabilities and stockholders' equity	$55,249	$47,119

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$9,984	$9,211	$29,837	$25,045
Costs
Cost of revenues	4,019	3,898	12,300	10,795
Impairment of property and equipment	—	271	—	632
Total costs	4,019	4,169	12,300	11,427
Gross profit	5,965	5,042	17,537	13,618
Operating expenses
Sales and marketing	2,426	2,453	7,494	6,202
Research and development	1,358	1,196	4,026	3,687
General and administrative	1,803	2,912	5,669	6,764
Total operating expenses	5,587	6,561	17,189	16,653
Operating income (loss)	378	(1,519)	348	(3,035)
Other income (expense), net
Interest income, net	131	23	335	72
Other expense, net	(70)	(21)	(179)	(96)
Total other income (expense), net	61	2	156	(24)
Income (loss) before income taxes	439	(1,517)	504	(3,059)
Provision (benefit) for income taxes	(7)	(76)	33	(32)
Net income (loss)	$446	$(1,441)	$471	$(3,027)
Net income (loss) per share, basic	$0.04	$(0.13)	$0.04	$(0.29)
Net income (loss) per share, diluted	$0.04	$(0.13)	$0.04	$(0.29)
Weighted average shares used in computing net income (loss) per share, basic	11,449,946	10,780,996	11,275,195	10,481,901
Weighted average shares used in computing net income (loss) per share, diluted	11,917,382	10,780,996	11,865,319	10,481,901

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$446	$(1,441)	$471	$(3,027)
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net	(91)	(32)	(69)	(136)
Comprehensive income (loss)	$355	$(1,473)	$402	$(3,163)

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	10,864,722	$55	$114,618	$(97,377)	$(149)	$17,147
Exercise of stock options	177,408	1	218	—	—	219
Issuance of common stock upon secondary offering, net of costs	250,000	1	10,553	—	—	10,554
Issuance of common stock from RSUs vested	28,790	—	—	—	—	—
Stock-based compensation	—	—	754	—	—	754
Other comprehensive loss	—	—	—	—	(13)	(13)
Net loss	—	—	—	(362)	—	(362)
Balance at March 31, 2019	11,320,920	$57	$126,143	$(97,739)	$(162)	$28,299
Exercise of stock options	65,960	—	129	—	—	129
Issuance of common stock in connection with exercise of warrants	12,225	—	51	—	—	51
Issuance of common stock from ESPP purchase	53,508	—	642	—	—	642
Issuance of common stock from RSUs vested	24,072	—	—	—	—	—
Stock-based compensation	—	—	905	—	—	905
Other comprehensive income	—	—	—	—	35	35
Net income	—	—	—	387	—	387
Balance at June 30, 2019	11,476,685	$57	$127,870	$(97,352)	$(127)	$30,448
Exercise of stock options	58,806	1	94	—	—	95
Repurchase of common stock	(120,000)	(1)	(3,465)	—	—	(3,466)
Issuance of common stock in connection with exercise of warrants	13,873	—	20	—	—	20
Issuance of common stock from RSUs vested	2,814	—	—	—	—	—
Stock-based compensation	—	—	716	—	—	716
Other comprehensive loss	—	—	—	—	(91)	(91)
Net income	—	—	—	446	—	446
Balance at September 30, 2019	11,432,178	$57	$125,235	$(96,906)	$(218)	$28,168

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	9,827,129	$48	$109,708	$(97,595)	$1	$12,162
Exercise of stock options	486,588	3	340	—	—	343
Issuance of common stock in connection with exercise of warrants	16,129	—	—	—	—	—
Stock-based compensation	—	—	427	—	—	427
Other comprehensive income	—	—	—	—	29	29
Cumulative effect of change in accounting principle	—	—	—	3,025	—	3,025
Net loss	—	—	—	(1,217)	—	(1,217)
Balance at March 31, 2018	10,329,846	$51	$110,475	$(95,787)	$30	$14,769
Exercise of stock options	66,628	—	108	—	—	108
Issuance of common stock in connection with exercise of warrants	272,309	1	988	—	—	989
Issuance of common stock from ESPP purchase	43,624	1	420	—	—	421
Issuance of common stock from RSU's vested	47,312	—	—	—	—	—
Stock-based compensation	—	—	648	—	—	648
Other comprehensive loss	—	—	—	—	(133)	(133)
Net loss	—	—	—	(369)	—	(369)
Balance at June 30, 2018	10,759,719	$53	$112,639	$(96,156)	$(103)	$16,433
Exercise of stock options	37,822	1	71	—	—	72
Issuance of common stock in connection with exercise of warrants	6,169	—	—	—	—	—
Issuance of common stock from ESPP purchase	—	—	—	—	—	—
Issuance of common stock from RSU's vested	—	—	—	—	—	—
Stock-based compensation	—	—	748	—	—	748
Other comprehensive loss	—	—	—	—	(32)	(32)
Net loss	—	—	—	(1,441)	—	(1,441)
Balance at September 30, 2018	10,803,710	$54	$113,458	$(97,597)	$(135)	$15,780

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$471	$(3,027)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,641	2,766
Impairment of property and equipment	—	632
Stock-based compensation	2,375	1,823
Changes in operating assets and liabilities:
Accounts receivable	8,482	(3,472)
Prepaid expenses and other assets	(303)	(891)
Accounts payable	(617)	715
Accrued expenses and other current liabilities	(73)	860
Deferred revenue	(2,825)	3,109
Net cash provided by operating activities	11,151	2,515
Cash flows from investing activities:
Purchase of property and equipment	(3,672)	(7,426)
Investment in intangible and other assets	(59)	(36)
Net cash used in investing activities	(3,731)	(7,462)
Cash flows from financing activities:
Proceeds from issuance of common stock upon secondary offering	11,247	—
Payment of line of credit costs	—	(10)
Payments of offering costs	(445)	—
Proceeds from exercise of stock options	443	523
Repurchases of common stock	(3,466)	—
Proceeds from exercise of warrants	71	988
Proceeds from employee stock purchase plan	642	421
Net cash provided by financing activities	8,492	1,922
Increase (decrease) in cash, cash equivalents and restricted cash	15,912	(3,025)
Effect of exchange rate on cash and cash equivalents	(52)	(164)
Cash, cash equivalents and restricted cash at beginning of year	10,278	19,597
Cash, cash equivalents and restricted cash at end of period	$26,138	$16,408

Supplemental cash flow disclosures:
Deferred offering costs included in other assets	$—	$249
Line of credit costs included in other assets	$—	$91
Supplemental disclosure of non-cash operating activities:
Purchases of property and equipment included in accounts payable	$26	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholder’s equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2019 or any future period.

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

Concentration of Accounts Receivable –As of September 30, 2019, one customer accounted for 17% of the Company’s accounts receivable. Fluctuations in accounts receivable result from timing of the Company’s execution of contracts and collection of related payments. As of December 31, 2018, one customer accounted for 77% of the Company’s accounts receivable.

Concentration of Revenues –For the three months ended September 30, 2019, two customers accounted for 20% and 14% of the Company’s total revenues. For the three months ended September 30, 2018, two customers accounted for 23% and 15% of the Company’s total revenues.

For the nine months ended September 30, 2019, two customers accounted for 20% and 14% of the Company’s total revenues. For the nine months ended September 30, 2018, two customers accounted for 22% and 15% of the Company’s total revenues.

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

Note 3. Revenue Related Disclosures

As of December 31, 2018, the Company had total short-term and long-term deferred revenue of $24.2 million. During the three months ended September 30, 2019, the Company recognized $8.8 million in revenue from the beginning deferred revenue balance and $1.1 million from new billings, and added $8.1 million to total short-term and long-term deferred revenue from new billings. During the nine months ended September 30, 2019, the Company recognized $20.0 million in revenue from the beginning deferred revenue balance and $9.7 million from new billings, and added $26.8 million to total short-term and long-term deferred revenue from new billings.

As of January 1, 2018, upon the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), the Company had total short-term and long-term deferred revenue of $17.3 million. During the three months ended September 30, 2018, the Company recognized $5.9 million in revenue from the beginning deferred revenue balance and $3.1 million from new billings, and added $12.1 million to total short-term and long-term deferred revenue from new billings. During the nine months ended September 30, 2018, the Company recognized $13.9 million in revenue from the beginning deferred revenue of $18.5 million and $10.8 million from new billings, and added $27.9 million to total short-term and long-term deferred revenue from new billings.

As of September 30, 2019, the Company has estimated remaining performance obligations for contractually committed revenues of $9.5 million, $29.6 million, $18.2 million, and $3.1 million that will be recognized during the remainder of the year ending December 31, 2019, and years ended December 31, 2020, 2021, and 2022 through 2024, respectively. The timing of revenue recognition includes estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of September 30, 2019 and amounts under contract that will be invoiced after September 30, 2019.

During the three months ended September 30, 2019, the Company recognized revenues of $9.8 million from customers in the United States, and $0.2 million from customers in South Africa and the Bahamas. During the nine months ended September 30, 2019, the Company recognized revenues of $28.9 million from customers in the United States, and $0.9 million from customers in South Africa and the Bahamas.

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

Note 4. Fair Value Measurements

In October 2018, upon the acquisition of certain technology, referred to as HunchLab, from Azavea, Inc., the Company recognized a contingent consideration liability classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly or indirectly observable. The Company estimates the fair value of the contingent consideration based on management’s estimates of (i) the probability of achieving the relevant revenue targets and (ii) the timing of achieving such targets. There were no material changes in fair value of contingent consideration for the three and nine months ended September 30, 2019.

Level III balances (in thousands):

	September 30,	December 31,
	2019	2018
Fair value of contingent consideration	$750	$750

Note 5. Details of Certain Condensed Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid expenses	$1,099	$832
Deferred commissions	682	629
Other	204	66
	$1,985	$1,527

Other assets (in thousands):

	September 30,	December 31,
	2019	2018
Deferred commissions	$1,451	$1,560
Other	67	362
	$1,518	$1,922

Accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2019	2018
Personnel-related accruals	$2,884	$2,603
Royalties payable	98	130
Professional fees	151	396
Sales/ use tax payable	152	273
Contingent consideration	750	750
Operating lease liability	296	—
Deferred rent	—	24
Other	312	251
	$4,643	$4,427

Other liabilities (in thousands):

	September 30,	December 31,
	2019	2018
Operating lease liability	$381	$—
Deferred rent	—	71
Other	2	5
	$383	$76

Note 6. Related Party Transactions

During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.4 million in revenues, respectively, from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and one of the Company’s significant shareholders.

Note 7. Capital Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.005 and each outstanding share of common stock is entitled to one vote.

As of September 30, 2019, there were 11,432,178 shares of common stock issued and outstanding. As of December 31, 2018, there were 10,864,722 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005. As of September 30, 2019, there were no shares of preferred stock issued and outstanding.

Stock Repurchase Program

In May 2019, the Company announced that it’s Board of Directors had approved a stock repurchase program for up to $15 million of the Company’s common stock. The shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or by other methods in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The stock repurchase program does not obligate the Company to purchase any particular amount of common stock and may be suspended or discontinued at any time.

During the three months ended September 30, 2019, the Company repurchased 120,000 shares of its common stock at an average price of $28.86 per share for $3.5 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of September 30, 2019, the Company was authorized to repurchase the remaining $11.5 million of its common stock under the stock repurchase program. The Company did not repurchase any shares prior to July 1, 2019.

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

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$446	$(1,441)	$471	$(3,027)
Denominator:
Weighted-average shares outstanding, basic	11,449,946	10,780,996	11,275,195	10,481,901
Dilutive effect of common stock equivalents	467,436	—	590,124	—
Weighted-average shares outstanding, diluted	11,917,382	10,780,996	11,865,319	10,481,901
Net income (loss) per share, basic	$0.04	$(0.13)	$0.04	$(0.29)
Net income (loss) per share, diluted	$0.04	$(0.13)	$0.04	$(0.29)

Note 9. Common Stock Warrants

As of September 30, 2019, the Company had the following common stock warrants issued and outstanding (in thousands, except share and per share data):

Warrant Class	Shares	Issuance Date	Price per Share	Expiration Date
Common stock warrant	50,716	February 2014	$0.1700	February 2021
Common stock warrant (1)	84,000	June 2017	$13.2000	June 2020
	134,716

(1)	This warrant was issued to the Company’s lead underwriter in connection with the Company’s initial public offering.

Note 10. Equity Incentive Plans

2017 Equity Incentive Plan

In May 2017, the Board and the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective in connection with the initial public offering (“IPO”). The 2017 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. A total of 2,413,659 shares of the Company’s common stock were initially reserved for issuance under the 2017 Plan, which is the sum of (1) 900,000 shares, (2) the number of shares reserved for issuance under the 2005 Plan at the time the 2017 Plan became effective and (3) shares subject to stock options or other stock awards under the 2005 Plan that would have otherwise been returned to the 2005 Plan (up to a maximum of 1,314,752 shares). Under an “evergreen” provision, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and ending on and including January 1, 2027, by of 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our Board of Directors. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under our 2017 Plan was automatically increased on January 1, 2019 by 543,236 shares, which was equal to 5% of the total number of shares of capital stock outstanding on December 31, 2018.

2005 Stock Plan

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, and shares of restricted stock.

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants were made under the 2005 Plan.

A summary of option activities under the 2005 Plan and 2017 Plan during the nine months ended September 30, 2019 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2018	820,186	$8.44
Granted	91,000	$43.89
Exercised	(302,174)	$1.46
Canceled	(30,150)	$23.60
Outstanding as of September 30, 2019	578,862	$16.87

During the nine months ended September 30, 2019, the Company granted executive management restricted stock unit (“RSU”) awards totaling 39,597 shares of common stock, with quarterly vesting over the next four years. The weighted average fair value of $44.95 per unit was calculated using the closing stock price on the grant date.

During the nine months ended September 30, 2019, the Company granted certain executive management RSU awards, subject to certain financial milestones, totaling 8,031 shares of common stock, with vesting terms 100% upon the first anniversary, if the Compensation Committee of the Board of Directors of the Company believes that the associated financial milestones were met. The weighted average fair value of $43.58 per unit was calculated using the closing stock price on the grant date.

During the nine months ended September 30, 2019, the Company granted directors RSU awards totaling 14,755 shares of common stock in accordance with the Company’s non-employee director compensation policy. The weighted average fair value of $41.79 per unit was calculated using the closing stock price on the grant date.

The number of shares available for grant under the 2017 Plan was 1,668,427 as of September 30, 2019.

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

There were 53,508 shares issued under the 2017 ESPP during the nine months ended September 30, 2019.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$125	$97	$472	$229
Sales and marketing	173	273	712	538
Research and development	83	98	273	206
General and administrative	335	280	918	850
Total	$716	$748	$2,375	$1,823

Note 11. Leases

Operating Lease

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease which expires in October 2021. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions or renewal options. Our lease includes both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. Upon adoption of ASC 842 on January 1, 2019, the Company recognized an operating lease right-of-use asset of $0.9 million and a corresponding lease lability of $0.9 million, using a discount rate of 6% which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of adoption. The operating lease cost recognized for the three and nine months ended September 30, 2019 was $0.1 million and $0.3 million, respectively. Rent expense recognized for the three and nine months ended September 30, 2018 was $0.1 million and $0.3 million, respectively.

Supplemental information related to the operating lease as follows (in thousands):

As of September 30, 2019
Assets
Operating lease right-of-use asset	$627
Liabilities
Lease liability (short-term) (presented within Accrued expenses and other current liabilities)	$296
Lease liability (long-term) (presented within Other liabilities)	381
Total operating lease liability	$677

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (presented within Operating cash flows)	$259

Maturities of the lease liability at September 30, 2019 are as follows (in thousands):

2019 (remainder of year)	$59
2020	357
2021	304
Total lease payments, undiscounted	720
Less: imputed interest	(43)
Total	$677

The Company does not have any finance leases.

The following table is shown for comparative purposes only. The future minimum lease payments under the non-cancelable lease as of December 31, 2018 were as follows (in thousands):

2019	$352
2020	357
2021	304
Total	$1,013

Note 12. Commitments and Contingencies

The Company has non-cancelable data center arrangements in which the original term exceeds one year.

The following is a schedule of future minimum payments under the non-cancelable data center arrangements at September 30, 2019 (in thousands):

Data Center Arrangements
2019 (remainder of year)	$56
2020	76
Total	$132

Contingencies

On August 28, 2018, Silvon S. Simmons (the “Plaintiff”) amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add the Company and employees as a defendant. The amended complaint alleges conspiracy to violate plaintiff’s civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that ShotSpotter colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff's conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney’s fees. The Company believes that the Plaintiff's claims are without merit and are disputing them vigorously.

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

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help deter gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Flex, is the leading outdoor gunshot detection, location and alerting system. Our newly-acquired patrol management software, ShotSpotter Missions (formerly HunchLab), creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. Recently we created a new technology innovation unit – ShotSpotter Labs – to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. Our gunshot detection solutions are trusted in approximately 100 cities as of September 30, 2019.

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

We generate annual subscription revenues from the deployment of ShotSpotter Flex on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Missions solutions are also sold on a subscription basis. As of September 30, 2019, we had ShotSpotter Flex, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for approximately 720 square miles, of which 696 square miles had gone live. Coverage areas under contract included approximately 100 cities and 12 campuses/sites across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. During the nine months ended September 30, 2019, we changed the classification of one customer to be a SiteSecure customer instead of a Flex customer. For the three and nine months ended September 30, 2019, substantially all of our revenues are attributable to customers based in the United States.

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

We generated revenues of $10.0 million and $9.2 million for the three months ended September 30, 2019 and 2018, respectively, a year-over-year increase of 8%. Revenues from our ShotSpotter Flex during the three months ended September 30, 2019 and 2018 represented approximately 96% and 95% of total revenues, respectively. Our two current largest customers, the City of Chicago and the City of New York, accounted for 20% and 14%, respectively, of our total revenues for the three months ended September 30, 2019, and 23% and 15%, respectively, of our total revenues for the three months ended September 30, 2018.

For the three months ended September 30, 2019 and 2018, revenues generated within the United States accounted for $9.8 million and $9.0 million, respectively, or 98% for the both periods, of total revenues for the both periods, and $0.2 million for the both three months ended September 30, 2019 and 2018, and was derived from our customers located in South Africa and the Bahamas.

We generated revenues of $29.8 million and $25.0 million for the nine months ended September 30, 2019 and 2018, respectively, a year-over-year increase of 19%. Revenues from our ShotSpotter Flex during the nine months ended September 30, 2019 and 2018 represented approximately 96% of our total revenues for the both periods. Our two current largest customers, the City of Chicago and the City of New York, accounted for 20% and 14%, respectively, of our total revenues for the nine months ended September 30, 2019, and 22% and 15%, respectively, of our total revenues for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019 and 2018, revenues generated within the United States accounted for $28.9 million and $24.3 million, respectively, or 97%, of our total revenues for the both periods, and $0.9 million and $0.7 million for nine months ended September 30, 2019 and 2018, respectively, and was derived from our customers located in South Africa and the Bahamas.

We had net income of $0.4 million and net loss of $1.4 million for the three months ended September 30, 2019 and 2018, respectively, and net income of $0.5 million and net loss of $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. Our accumulated deficit was $96.9 million and $97.4 million as of September 30, 2019 and December 31, 2018, respectively.

During the three months ended September 30, 2019 and 2018, we went “live” on 11 and 36 net new square miles of coverage, respectively. During the nine months ended September 30, 2019 and 2018, we went “live” on 48 and 144 net new square miles of coverage, respectively. The net new “go-live” square miles added during three and nine months ended September 30, 2019 were achieved through new customers and existing customer expansions, and is net of miles lost from customers no longer under contract. During the nine months ended September 30, 2018, 71 miles out of 144 miles were due to expansion from a single customer.

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

This metric, presented below for the three and nine months ended September 30, 2019 and 2018, is calculated on a quarterly basis using internal data and may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net new "go-live" square miles added	11	36	48	144

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming and the fact that our typical sales cycle is often very long, difficult to estimate accurately and can be costly. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales in order to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion, particularly for our ShotSpotter Flex solution.

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

With respect to international sales, we believe that we have the potential to expand our coverage within South Africa, and the Bahamas and to pursue opportunities in Europe, South America and other regions of the world. For example, we signed a contract with the Bahamas in early 2019. By adding additional sales resources in strategic locations, we believe we will be better positioned to reach these markets. However, we recognize that we have limited international operational experience and currently operate in a limited number of regions outside of the United States. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic and political risks. We may face additional challenges that may delay contract execution related to negotiating with governments in transition, the use of third-party integrations and consultants. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend or make more difficult to predict the length of what is already a lengthy sales cycle.

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

We generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenue and deferred revenue from quarter to quarter. For our ShotSpotter Flex solution, our pricing model is based on a per-square-mile basis. For our ShotSpotter Missions solution is currently based on a customized basis generally tied to the number of sworn police officers in a particular city. For ShotSpotter SecureCampus and ShotSpotter SiteSecure, our pricing model is on a customized-site basis. We may also offer discounts or other incentives in conjunction with Missions sales in an effort to introduce the product and accelerate sales. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

Costs

Costs include the cost of revenues and charges for impairment of property and equipment. Cost of revenues primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service applications, costs related to operating our Incident Review Center (the “IRC”), providing remote and on-site customer support and maintenance and forensic services, certain personnel and related costs of operations, stock-based compensation and allocated overhead, which includes IT, facility and equipment depreciation costs.

We will have to upgrade our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. Originally, we had expected to start incurring costs mid-2020 through 2022; however, we have already begun plans to replace sensors in certain geographic areas starting as early as late 2019 due to certain bandwidth availability changes in progress by certain of our wireless communications providers. Accelerated bandwidth changes by our carriers may require us to accelerate the upgrade of our 3G sensors, which would accelerate the costs associated with the upgrade, which are estimated to be between $4.0 million and $6.0 million in total. We intend to re-use and re-deploy the old 3G sensors that have a remaining serviceable life where it makes sense to do so.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
		As a % of		As a % of	Change
	2019	Revenues	2018	Revenues	$	%
Revenues	$9,984	100%	$9,211	100%	$773	8%
Costs
Cost of revenues	4,019	40%	3,898	42%	121	3%
Impairment of property and equipment	—	—	271	3%	(271)	(100)%
Total costs	4,019	40%	4,169	45%	(150)	(4)%
Gross profit	5,965	60%	5,042	55%	923	18%
Operating expenses:
Sales and marketing	2,426	24%	2,453	27%	(27)	(1)%
Research and development	1,358	14%	1,196	13%	162	14%
General and administrative	1,803	18%	2,912	32%	(1,109)	(38%)
Total operating expenses	5,587	56%	6,561	71%	(974)	(15)%
Income (loss) from operations	378	4%	(1,519)	(16%)	1,897	125%
Other income (expense), net	61	1%	2	—	59	(2,950%)
Benefit for income taxes	(7)	—	(76)	(1)%	69	(91%)
Net income (loss)	$446	4%	$(1,441)	(16%)	$1,887	131%

Revenues

The increase of $0.8 million was primarily attributable to new customers and expansions of existing customer coverage areas, offset in part by lost customers. We went live with 72 net new square miles since September 30, 2018.

Costs

The decrease of $0.1 million was due primarily to a $0.3 million impairment charge in 2018, partially offset by a $0.2 million increase in depreciation expense associated with new customer deployment and expansions in existing customer coverage area.

Gross margin increased by five percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense remained relatively unchanged due to a $0.1 million increase in personnel expense resulting from an increase in headcount since September 30, 2018, associated with the growth of our sales and marketing strategy, offset by a $0.1 million decrease in consulting expenses.

Research and Development Expense

The increase of $0.2 million was due primarily to an increase in consulting and recruiting expenses during the three months ended September 30, 2019.

General and Administrative Expense

The decrease of $1.1 million was primarily due to legal expenses attributable to litigation that settled in 2018 and the 2018 HunchLab acquisition.

Other Income, Net

The increase of $59,000 during the three months ended September 30, 2019 was primarily due to a $0.1 million increase in interest income.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended September 30, 2019 and 2018, our recorded benefit for income taxes consists of foreign taxes only.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table sets forth our selected condensed consolidated statements of operations data for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
		As a % of		As a % of	Change
	2019	Revenues	2018	Revenues	$	%
Revenues	$29,837	100%	$25,045	100%	$4,792	19%
Costs
Cost of revenues	12,300	41%	10,795	43%	1,505	14%
Impairment of property and equipment	—	—	632	3%	(632)	(100%)
Total costs	12,300	41%	11,427	46%	873	8%
Gross profit	17,537	59%	13,618	54%	3,919	29%
Operating expenses:
Sales and marketing	7,494	25%	6,202	25%	1,292	21%
Research and development	4,026	13%	3,687	15%	339	9%
General and administrative	5,669	19%	6,764	27%	(1,095)	(16%)
Total operating expenses	17,189	58%	16,653	66%	536	3%
Income (loss) from operations	348	1%	(3,035)	(12%)	3,383	(111%)
Other income (expense), net	156	1%	(24)	—	180	750%
Provision (benefit) for income taxes	33	—	(32)	—	65	(203%)
Net income (loss)	$471	2%	$(3,027)	(12%)	$3,498	116%

Revenues

The increase of $4.8 million was primarily attributable to new customers and expansions of existing customer coverage areas, offset in part by lost customers. We went live with 72 net new square miles since September 30, 2018.

Costs

The increase of $0.9 million was due primarily to a $0.8 million increase in personnel expense resulting from an increase in our headcount since September 30, 2018 and a $0.7 million increase in depreciation expense associated with new customer deployment and expansions in existing customer coverage areas, partially offset by a $0.6 million decrease due to an impairment charge in 2018.

Gross margin increased by five percentage points because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

The increase of $1.3 million was due primarily to a $1.0 million increase in personnel expense resulting from an increase in headcount since September 30, 2018, and $0.3 million in consulting and travel expenses associated with the growth of our sales and marketing strategy.

Research and Development Expense

The increase of $0.3 million was due primarily to an increase in personnel and consulting expenses during the nine months ended September 30, 2019.

General and Administrative Expense

The decrease of $1.1 million was primarily due to a $1.2 million decrease in legal expenses resulting from litigation that settled in 2018 and our HunchLab acquisition in 2018, offset by a $0.3 million increase in personnel expense resulting from an increase in headcount in 2019.

Other Income (Expense), Net

The increase of $0.2 million during the nine months ended September 30, 2019 was primarily due to a $0.3 million increase in interest income partially offset by a decrease in local and franchise taxes.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the nine months ended September 30, 2019 and 2018, our provision for income taxes consists of the foreign taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $26.1 million as of September 30, 2019. We also have a $10.0 million credit facility, of which no amounts were outstanding as of September 30, 2019.

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

During the three months ended September 30, 2019, we repurchased 120,000 shares of our common stock at an average price of $29 per share for $3.5 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of September 30, 2019, we were authorized to repurchase a remaining $11.5 million of our common stock under our stock repurchase program. We did not repurchase any shares prior to July 1, 2019.

Cash Flows

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table presents a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$11,151	$2,515
Investing activities	(3,731)	(7,462)
Financing activities	8,492	1,922
Net change in cash and cash equivalents	$15,912	$(3,025)

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

Net cash provided by operating activities increased $8.6 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 primarily due to a $12.0 million increase in cash collected from customers including $7.7 million collected from the City of Chicago, driven by new customer contracts and expansions of existing customer coverage areas since September 30, 2018.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $3.7 million and $7.5 million in the nine months ended September 30, 2019 and 2018, respectively, primarily for property and equipment expenditures to install our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes proceeds from our secondary offering, net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan, offset by payment for repurchases of our common stock, payment of indebtedness, and debt issuance and financing costs.

Financing activities provided $8.5 million in cash during the nine months ended September 30, 2019 from $11.2 million in proceeds from the issuance of common stock upon our secondary offering, $0.6 million from ESPP purchase and $0.5 million in proceeds from the exercise of options and warrants, partially offset by $3.5 million in payments for repurchases of our common stock and $0.4 million in payments related to secondary offering costs.

Contractual Obligations and Commitments

There were no material changes during the nine months ended September 30, 2019 to the contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report on Form 10-K. See Note 11, Leases, and Note 12, Commitments and Contingencies, to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding commitments.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For the significant or material changes in our critical accounting policies during the nine months ended September 30, 2019, see Note 3, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the three and nine months ended September 30, 2019, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, substantially all of our revenues have been derived from contracts with local governments and their agencies, in particular the police departments of major cities in the United States. To a lesser extent, we also generate revenues from federal agencies, foreign governments and higher education institutions. We believe that the success and growth of our business will continue to depend on our ability to add new police departments and other government agencies, domestically and internationally, as customers of our public safety solution and new universities, corporate campuses and key infrastructure and transportation centers as customers of our security solutions. Many of our target customers have restricted budgets, such that we are forced to compete with programs or solutions that offer an alternative use of the same funds. A number of factors could cause current and/or potential customers to: delay or refrain from purchasing our solutions, prevent expansion of, or reduce coverage areas and/ or terminate use of our solutions, including:

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

The occurrence of any of the foregoing would impede or delay our ability to maintain or increase the amount of revenues derived from these customers, which could have a material adverse effect on our business, operating results and financial condition.

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

Part of our growth strategy depends on our ability to increase sales of our security solutions and add new customers for our public safety solution in markets outside of the United States. Our security solutions include ShotSpotter Missions, ShotSpotter Labs, ShotSpotter SecureCampus and ShotSpotter SiteSecure. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer.

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

Although we had our first quarter of profitability in the fourth quarter of 2018 and had net income for the three and nine months ended September 30, 2019, annually we have posted a net loss in each year since inception. As of September 30, 2019, we had an accumulated deficit of $96.9 million. We are not certain whether we will be able to maintain high enough volume of sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

On September 27, 2018, we entered into a $10.0 million senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we intend to use for general working capital purposes. As of September 30, 2019, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

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

The market for security solutions for university campuses, corporate campuses and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence. Because there are several possible uses of funds for campus security needs, we may face increased challenges in demonstrating or distinguishing the benefits of ShotSpotter SecureCampus and ShotSpotter SiteSecure, our campus security solutions. In particular, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering was limited, and as a result, in June 2018, we made the strategic decision to cease indoor coverage as part of our service offering. While our ShotSpotter Missions may increase sales of our outdoor detection services, we may face challenges in demonstrating or distinguishing the benefits of ShotSpotter Missions’ development of crime forecasts and increased effectiveness of patrol resources.

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

Approximately half of our installed ShotSpotter sensors use fourth-generation Long-Term Evolution (“LTE”) wireless technology and half use third-generation (“3G”) cellular communications. Our US wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services. As our wireless carriers phase out their 3G services or make changes to their spectrum allocation, we may experience reduced service performance, which may require us to replace our 3G sensors sooner than planned. Originally, we had expected to start incurring costs to do so mid-2020 through 2022; however, we have already begun plans to replace sensors in certain geographic areas starting as early as late 2019 due to certain bandwidth availability changes in progress by certain of our wireless communications providers. Additional accelerated bandwidth changes by our carriers may require us to continue to accelerate the upgrade of our 3G sensors, which would accelerate the costs associated with the upgrade. These sensor replacements will require significant capital expenditures, which are estimated to be between $4.0 million and $6.0 million in total and may also divert management’s attention and other important resources away from our customer service and sales efforts for new customers.

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

We currently operate in limited number of locations outside the United States. A key component to our business strategy is to expand our international operations to increase our revenues from customers outside of the United States as part of our growth strategy. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. In addition, we will need to invest time and resources in understanding the regulatory framework and political environments of our potential customers overseas in order to focus our sales efforts. Because such regulatory and political considerations are likely to vary across jurisdictions, this effort will require additional time and attention from our sales team and could lead to a sales cycle that is longer than our typical process for sales in the United States. We also may need to hire additional employees and otherwise invest in our international operations in order to reach new customers. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may be delayed or may not be successful.

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

As of September 30, 2019, we had 32 U.S. patents directed to our technologies, as well as one granted patent in Israel and one granted patent in Mexico. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third-party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in June 2017 at a price of $11.00 per share, our stock price has ranged from an intraday low of $9.33 to an intraday high of $66.14 through November 7, 2019.

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

On July 1, 2019, we issued 56 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercises pursuant to a cashless exercise provision. The warrants had an exercise price of $5.8667 per share.

On July 2, 2019, we issued 22 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercises pursuant to a cashless exercise provision. The warrants had an exercise price of $5.8667 per share.

On July 11, 2019, we issued 597 shares of our common stock to the holders of our outstanding warrants upon that holder’s exercises pursuant to a cashless exercise provision. The warrants had an exercise price of $5.8667 per share.

On July 31, 2019, we issued 858 shares of common stock to a holder of one of our outstanding warrants upon the exercise of warrants for cash of $5,034.

On August 1, 2019, we issued 3,063 shares of our common stock to the holders of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

On August 5, 2019, we issued 54 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

On August 6, 2019, we issued 54 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

On August 16, 2019, we issued 3,992 shares of our common stock to the holders of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

On August 20, 2019, we issued 909 shares of our common stock to the holders of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

On August 19, 2019, we issued 828 shares of common stock to one of the holders of our outstanding warrants upon the exercise of warrant for cash of $4,858.

On August 22, 2019, we issued 196 shares of common stock to one of the holders of our outstanding warrants upon the exercise of warrant for cash of $1,150.

On August 23, 2019, we issued 392 shares of our common stock to the holders of our outstanding warrants upon the exercise of warrant for cash of $2,300.

On August 25, 2019, we issued 131 shares of our common stock to a holder of one of our outstanding warrants upon the exercise of warrant for cash of $769.

On August 27, 2019, we issued 393 shares of our common stock to a holder of one of our outstanding warrants upon the exercise of warrant for cash of $2,306.

On August 29, 2019, we issued 784 shares of our common stock to the holders of our outstanding warrants upon the exercise of warrant for cash of $4,600.

On September 7, 2019, we issued 26 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

On September 20, 2019, we issued 1,518 shares of our common stock to the holders of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $5.8667 per share.

With respect to all of the warrant exercises described above, the shares of common stock were issued by the Company in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1, 2019- July 31, 2019	—	—	—	$15,000
August 1, 2019- August 31, 2019	—	—	—	$15,000
September 1, 2019- September 30, 2019	120,000	$28.86	120,000	$11,534
Total	120,000		120,000

(1) All repurchases were made as part of our publicly announced stock repurchase program. In May 2019, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $15 million of our common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 7 of the accompanying notes to the condensed consolidated financial statements.

(c)	Use of Proceeds from Public Offering of Common Stock

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

SHOTSPOTTER, INC.

Date: November 12, 2019	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: November 12, 2019	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer