Form 10-K
period 2019-12-31
SHOTSPOTTER, INC
filed 2020-03-13
CIK 1351636

cc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.005 par value per share; Common Stock traded on the Nasdaq Capital Market; trading symbol SSTI.

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a closing price of $44.20 per share of the Registrant’s common stock as reported on the Nasdaq Capital Market on June 28, 2019 was $360,807,561.

The number of shares of Registrant’s common stock outstanding as of March 6, 2020 was 11,346,538.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 10, 2020, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2019.

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

PART I.

Item 1. BUSINESS

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help deter gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Flex, is the leading outdoor gunshot detection, location and alerting system. Our patrol management software, ShotSpotter Missions (formerly HunchLab), creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. In 2019, we created a new technology innovation unit, ShotSpotter Labs, to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. Our gunshot detection solutions are trusted by law enforcement agencies in over 100 cities as of December 31, 2019.

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

We generate annual subscription revenues from the deployment of ShotSpotter Flex on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Missions solution is also sold on a subscription basis. As of December 31, 2019, we had ShotSpotter Flex, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for approximately 760 square miles, of which 730 square miles had gone live. Coverage areas under contract included over 100 cities and 12 campuses/sites across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. Most of our revenues are attributable to customers based in the United States.

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

Industry Background: The Problem of Gun Violence

According to the Federal Bureau of Investigation (the “FBI”), an estimated 1.2 million violent crimes occurred in the United States in 2018. Of those violent crimes, it is estimated that firearms were used in 72.7% of murders, 38.2% of robberies and 26.1% of aggravated assaults.

There is a staggering economic cost associated with gun violence. A 2019 study commissioned by the U.S Congress Joint Economic Committee Democratic Staff found that gun violence costs the American economy at least $229 billion every year.

The Challenge of Urban Gun-Related Crime

The majority of urban gunfire goes unreported. A report published by The Brookings Institute analyzing data collected from ShotSpotter Flex and our customers suggests that approximately 90% of the gunshots detected by our public safety solution are not reported to 911 by residents. Even in the instances when 911 calls are made, the information reported by the caller is often incomplete or inaccurate as to the time and location of the gunshot. Furthermore, in many cases it is often difficult for the caller to authenticate the incident as gunfire. In addition, we believe that in communities plagued by gun violence, there is often a lack of trust between the community’s residents and its police force, which can exacerbate the underreporting of gunfire and create a vicious cycle of underreporting, lack of response and increased mistrust due to continued unaddressed gun violence in the community. When gunfire is not reported or is reported inaccurately, law enforcement and medical personnel cannot address injuries nor effectively investigate and solve related crimes or prevent future incidents.

The communities in which gun violence occurs suffer significant economic loss. A 2016 report by the Urban Institute, which studied the effect of gun violence in Minneapolis, Minnesota, Oakland, California and Washington, D.C., noted that the perceived risk of gun violence imposed heavy social, psychological and monetary damages in communities, including fewer jobs and lower economic vitality. The study concluded:

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

The Rise of Active-Shooter Events

In addition to the problem of localized, persistent gun violence, there has been an increasing number of high-profile mass shootings and terror events over the past several years. According to a 2016 report by the FBI, the number of active-shooter events in the United States in 2014 and 2015 was among the highest for any two-year average period in the preceding 16 years and nearly six times as many as the period between 2000 and 2001, the first two years that the FBI began tracking active-shooter events.

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

Based on data from the 2018 FBI Uniform Crime Report, we estimate that the domestic market for our public safety solution consists of the approximately 1,400 cities that had four or more homicides per 100,000 residents in 2015. The Uniform Crime Report includes information reported directly to the FBI on a voluntary basis by 18,000 city, university and college, county, state, tribal and federal law enforcement agencies. We believe that four or more homicides per 100,000 residents represents a significant gun violence problem. We estimate that a customer in this market could invest an average of approximately $400,000 per year for ShotSpotter Flex.

Outside of the United States, we estimate that the market for ShotSpotter Flex includes approximately 200 cities in the European Union, Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. We estimate that a customer in this market could invest an average of approximately $1.0 million per year for our public safety solution.

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

We also believe there is demand for ShotSpotter Missions within our existing ShotSpotter Flex customers and within police departments in the same cities we target for our gunshot detection solutions, as it designed to help police departments strategically plan patrol directed missions and tactics for more effective crime deterrence. We estimate that the market for our ShotSpotter Missions solution includes approximately 1,500 cities, based on cities that have a population above 25,000 people. We expect that, on average, a customer could invest approximately $50,000 per year for our ShotSpotter Missions solution.

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

•

ShotSpotter Missions. This cloud-based patrol management solution uses artificial intelligence-driven analysis to help police departments strategically plan directed patrol missions and tactics for more effective crime deterrence. The system provides: crime forecasting and mission planning to enable more precise deployment of patrol resources and reports on mission activity and tactics for command staff.

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

•

ShotSpotter Labs. ShotSpotter Labs houses our advanced technology efforts to adapt and extend our commercial technology to address significant wildlife and environmental issues. Our current focus is on combating rhino poaching in Kruger National Park, South Africa and blast fishing that threatens coral reefs and food security in Southeast Asia. The company has been able to collect revenues from philanthropic entities to cover direct and indirect costs. Innovations have made their way back into our commercial business such as the development of solar-powered sensor from the Kruger deployment, presenting that technologies similar to those now being used for our freeway deployment.

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

•

Forensically-Sound Data. Because our solutions provide an exact time, location and audio recording of a gunshot, we can provide authorities with critical evidence for investigations and prosecutions. Our Detailed Forensic Reports (“DFRs”) provide law enforcement personnel and prosecutors with comprehensive, court-admissible analysis of a shooting incident including the gunfire audio. We also offer expert witness testimony to introduce the forensic analysis of the DFRs at trial and to provide technical expertise regarding our technology. During the year ended December 31, 2019, we completed and delivered 266 DFRs for outdoor gunshot incidents, and our evidence was presented in form of expert witness testimony in 33 state and Federal trials. In 2019 we introduced a new automated, machine generated forensic report, called an Investigative Lead Summary (“ILS”), which fills the need for a significant percentage of DFRs in a more cost effective, timely manner. During 2019, over 45,000 ILS reports were generated by our customers and used for investigative purposes.

•

Annual Subscription to a Cloud-Based Solution. We provide each of our gunshot detection solutions as an annual subscription-based service in which we design, deploy, own, manage and maintain the acoustic sensors, host the software and gunshot data and operate our IRC with trained acoustic experts. Occasionally we receive customer requests for direct purchase of our sensors in conjunction with the purchase of a subscription service. We evaluate each of these requests on a case by case basis.

The key benefits provided by these features of our gunshot detection solutions include:

•

Expedited Response to Gunfire. In 2019, we issued over 140,000 gunshot alerts to our customers. In areas where gun violence is persistent, we believe most gunshots are not otherwise reported. Even when calls are made, many callers are unable to provide a location of the gunshot or other relevant details. Human response time to unfolding violence often delays calls for several minutes in circumstances where response time can be critical. By contrast, our solutions typically alert emergency dispatch centers and field personnel within 45 seconds of confirmed gunfire and provide an exact location, enabling them to respond faster and to a specific location. The ability to respond more quickly increases the chances of apprehending the shooter and assisting victims of violence, in addition to aiding in evidence collection.

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

The key features and key benefits of our ShotSpotter Missions solution include:

•

Crime Forecasting and Mission Planning. ShotSpotter Missions provides crime forecasting and mission planning to enable more precise deployment of patrol resources and reports on mission activity and tactics for command staff. ShotSpotter Missions also provides agencies the flexibility to select which crime types to forecast and to weight them based on police and community priorities.

•

Tactical Mission Confirmation. Tactical missions can be configured with police input, and effectively communicate predictions to police staff of discrete areas of high risk for crime types. The key benefit of ShotSpotter Missions is its ability to help police departments strategically plan directed patrol missions and tactics for more effective crime deterrence with focused, directed and visible patrol presence.

Strategy

We intend to drive growth in our business by continuing to build on our position as the leading provider of outdoor gunshot detection, location and alerting solutions. Key elements of our strategy include:

•

Accelerate Our Acquisition of Public Safety Customers. We believe that we continue to be in the early stages of penetrating the markets for our public safety solutions. We count law enforcement agencies in three of the ten largest U.S. cities among our ShotSpotter Flex customers. Over the last few years we expanded our direct sales force and customer success teams and added marketing lead-generation capabilities to accelerate growth in this market. Moreover, as we add new public safety customers, publicity and the number of potential references for our solutions increase, which results in our brand and our solutions becoming more well known. We intend to capitalize on this momentum to drive an increase in sales.

•

Expand Our International Footprint. With only two currently deployed ShotSpotter Flex customers outside of the United States in South Africa and the Bahamas, we believe that we have a significant opportunity to expand internationally. We estimate that the market outside the United States for our public safety solutions includes approximately 200 cities in the European Union, Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. In addition, we believe that there is a market for our security solutions and ShotSpotter Missions outside the United States that primarily includes the outdoor areas of college campuses and airports, large corporate campuses, train stations and other highly-trafficked areas. We intend to invest in our international sales and marketing efforts to reach these customers.

•

Expand ShotSpotter Flex Revenue within Our Existing Customer Base. As customers realize the benefits of our solutions, we believe that we have a significant opportunity to increase the lifetime value of our customer relationships by expanding coverage within their communities through a “land and expand” strategy. For example, of our ShotSpotter Flex customers, approximately 36% have expanded their coverage areas from their original deployment areas by an average of ten square miles as of December 31, 2019. Our overall revenue retention rate has been over 100% for each of 2019, 2018 and 2017.

•

Drive Additional Revenue per Customer with the Development or Acquisition of New Products and Services. We evaluate opportunities to develop or acquire complementary products and services. For example, our acquisition of HunchLab, renamed ShotSpotter Missions, in 2018 provides an opportunity to increase our revenue per customer with a related and value-added technology that helps deter crime through strategically planned patrol missions. Our current focus is to leverage trusted relationships with current customers to drive initial adoption, and increase revenue and lifetime value per customer.

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

•

Leverage ShotSpotter Labs to Accelerate the Introduction of Innovations into our Commercial Business. Labs allows us to invest in developing innovative extensions to our technology that protect wildlife and the environment while covering our costs through philanthropic partners. These innovations can and have made their way back into our commercial business. For example, the technology behind the solar sensors developed for rhino protection across large swaths of land in Kruger National Park were similar to those used in our freeway deployments where some sensor placements did not have direct access to electricity.

•

Grow Our Security Business. We have developed our ShotSpotter SecureCampus solution for universities and other educational institutions. We have also developed ShotSpotter SiteSecure for customers such as corporations trying to safeguard their facilities, and public agencies focused on protecting critical infrastructure, including train stations, airports and highways. As of December 31, 2019, we had 12 ShotSpotter SecureCampus and ShotSpotter SiteSecure customers. With more than 5,000 target customers in the United States, we believe that these markets represent an opportunity for growth.

•

Extend Our Market and Product Leadership in Gun Violence Prevention. We will continue to invest in improving our acoustic gunshot detection solutions, our sensors, our gunshot detection algorithms, the design and deployment of our network arrays, our mobile applications, and the integration of our platform with third-party technologies, to maintain our technology leadership position. With what we believe is the world’s largest collection of loud, impulsive sounds collected over 20 years, we believe we are in a unique position to improve gunshot detection accuracy via machine learning. In addition, we intend to leverage our extensive collection of gunfire data to better understand the facts, trends and circumstances surrounding gun activity in order to maintain our reputation as gun violence experts. In doing so, we hope to contribute to the efforts of the community at large to identify, locate and deter gun violence.

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

Our hybrid cloud infrastructure is architected to deliver a platform for high availability and elasticity. We partner with an industry leading private cloud vendor that supplies colocation facilities worldwide and with Amazon Web Services the leading vendor of public cloud services. We are able to provide a level of 24/7/365 fault-tolerant hardware and network uptime that few of our customers could afford to procure or maintain on their own.

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

When the data reaches our cloud servers, our software assesses whether three or more of our outdoor sensors detected the same sound impulse and, if so, multilaterates the location coordinates of the sound source based on the time of arrival and the angle of arrival of the sound. The software then verifies that the data is mathematically consistent with the sound having originated at a single location. The accuracy of the coordinates derived from our proprietary software is significantly improved when more than three sensors participate, as is typically the case. We deploy our sensor arrays such that, on average, six to eight sensors participate in the detection of a gunshot.

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

Our patrol management software, ShotSpotter Missions, combines historical crime data ingested through agency computer-aided dispatch (“CAD”) and record management system (“RMS”) feeds along with temporal, location and event-based inputs including ShotSpotter data for cities that use our ShotSpotter Flex solution, to create crime forecasts. The system ingests multiple years’ worth of agency data and is “trained” using machine learning to determine correlations across variables. The models are then tested against recent crime data to calibrate forecast accuracy.

The ShotSpotter Missions system is flexible, enabling agencies to select which crime types to forecast and to weight them based on police and community priorities. Mission duration and suggested tactics are configured with police input. Upon deployment, new missions are created for every patrol shift and beat using colored boxes overlaid on a map to indicate discrete areas of high risk for particular crime types. These mission areas enable focused, directed and visible patrol presence to deter crime.

Intelligent Sensors Used in Gunshot Detection Solutions

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

The sensors do not have the ability to live stream audio. Typically, sounds, noises or voices captured on the secure sensors are cached temporarily but are written over and permanently deleted within 30 hours. When a sensor is triggered by an impulsive sound, it creates a potential gunshot “incident” that contains a recording including no more than one second before the incident and one second after the incident. This audio snippet is preserved indefinitely for potential evidentiary use.

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

ShotSpotter Missions

In the era where police agencies are constantly asked to do more with less, ShotSpotter Missions helps agencies make their largest cost center – patrol – more efficient and effective in reducing crime. The software-based patrol management system displays AI-driven risk assessments for officers by shift and beat that direct their patrolling and tactics in a more precise, standardized and impactful way. ShotSpotter Missions collects data from all directed patrol sessions that can be analyzed to determine their impact on crime so that operations and tactics can be optimized over time.

ShotSpotter Missions provides:

•	crime forecasting and directed patrol planning;
•	dosage and tactics guidance by crime type; and
•	reports on directed patrol activity and tactics for command staff.

The system combines historical crime data ingested through agency CAD and RMS feeds along with temporal, location and event-based inputs including ShotSpotter data for cities use our ShotSpotter Flex solution, to create crime forecasts. The system ingests multiple years’ worth of agency data and is “trained” using machine learning to determine correlations across variables. The models are then tested against recent crime data to calibrate forecast accuracy.

Deployment and Customer Success

When we deploy our ShotSpotter Flex, ShotSpotter SiteSecure and ShotSpotter SecureCampus solutions, we install our outdoor sensors in a specified coverage area according to our contract with the customer. As an initial step, we perform site surveys of the coverage area to design a sensor array, which typically consist of 20 to 25 sensors per square mile. We typically install sensors on the highest buildings in the area, but we may also use existing infrastructure assets such as light poles. Once permission for installation is obtained, we typically engage local electricians to augment our team of field service technicians to install the sensors and perform required maintenance.

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

Our customer success team is responsible for conducting periodic in-person account reviews that detail all aspects of the services provided, including outcomes generated and areas for future improvement. We believe that these account reviews, along with our formalized on-boarding customer success program, are largely responsible for our high net promoter score (“NPS”). We obtain our NPS by conducting surveys to measure customer loyalty and satisfaction. We believe a high NPS indicates a substantial competitive advantage in facilitating customer acquisition and retention and increases customer lifetime value. In 2019, we achieved an NPS score of 53%.

Customers

We generate annual subscription revenues from the deployment of our public safety and security solutions on a per-square-mile basis. As of December 31, 2019, we had coverage areas under contract of approximately 760 square miles in the aggregate, of which 730 miles have gone live, which included 102 cities and 11 campuses and other sites across the United States, South Africa and Bahamas, including three of the ten largest cities in the United States. Since transitioning our public safety business to the ShotSpotter Flex subscription model in 2011, we have added over 70 new ShotSpotter Flex customers, but only ten such customers have terminated service, two of which were terminated due to hurricane damage in 2017, and one of which, Puerto Rico, had returned as a customer at the end of 2019. For the year ended December 31, 2019, our two largest customers, City of Chicago and City of New York accounted for 20% and 14% of our revenues, respectively. For the year ended December 31, 2018, our two largest customers, City of Chicago and City of New York accounted for 22% and 15% of our revenues, respectively. The City of New York and Puerto Rico Housing Administration accounted for 18% and 7%, respectively, of our revenues for the year ended December 31, 2017.

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

At times, we may sell our solutions through channel partners as part of “Smart Cities” initiatives. To help integrate our solutions with other services in this space and to take advantage of current and emerging technologies, we seek to enter into alliances with leading companies focused on such initiatives. In August 2018, we entered into an agreement with Verizon, through which they may sell our Flex solutions as a reseller, in addition to the solution bundled with their Light Sensory Network. In October 2019, we entered into an agreement with AT&T, through which they may sell our Flex solutions as a reseller as well.

Marketing

The company continues to expand the scope and capability of the marketing function. The top marketing initiatives include: 1) targeted lead-generation campaigns and events to build sales pipeline; 2) creation of compelling content to educate prospects and build credibility as police agencies go through the buyers’ journey; and 3) an active public relations program to increase the overall awareness of our products.

In 2019, we launched a lead-generation initiative to drive additional pipeline for the sales team consisting of a marketing automation technology platform, a series of online campaigns and an outbound calling team of sales development representative (“SDR”s). The campaigns are designed to educated prospects and generate initial interest based on compelling content. The SDR team supports the campaigns with outbound calls to drive further interest and qualify the lead. Over the course of the year the flow of qualified leads that turned into sales opportunities doubled. A key part of the lead generation program is creating a presence at key industry events and conferences where we can personally engage with customers, prospects and influencers such as mayors, city managers, and trauma surgeons. The face-to-face interactions are invaluable for introducing our value proposition, establishing relationships and building trust.

Content creation is focused on leveraging our happy customer base to share their experiences and results with other prospects. We have developed an initial set of video and online assets that share success stories from our customers’ point of view and describe how our technology positively impacts their department and community. We are expanding the breadth and depth of our content library significantly for the user, economic buyer and influencers.

In the area of public relations, we increased our social media presence, have expanded the number of spokespeople available to talk to the media and continue to put out a significant number of press releases each year. Due to the high visibility of shootings, the media’s interest in covering them, and ShotSpotter’s key role in alerting police for a quick response to these events, we benefit from significant television, print and online press that is generated at little to no cost. In 2019, we were mentioned in over 11,000 articles, broadcast TV and radio segments - the majority of which were organically generated. Members of the media have access to a self-serve, comprehensive media kit to easily insert video and photos that depict the service and its benefits in a compelling fashion to enhance broadcast TV segments and print/online articles. This exposure creates awareness for our system and lends credibility to our market leadership position.

Research and Development

We focus our research and development efforts on enhancing our advanced signal processing and classification algorithms, updating our sensor hardware technology, reducing manufacturing costs, developing mobile, web and desktop applications, evolving our cloud-deployed back-end infrastructure and integration with “smart cities” initiatives. ShotSpotter Missions crime forecasting uses machine learning and has led to additional investment in data science resources. As of December 31, 2019, we had 20 employees in our research and development organization. In addition, we engage in research and development activities with manufacturing partners and outsource certain activities to engineering firms to further supplement our internal team. Our research and development team is increasingly focused on exploring the use of our data sets to conduct cognitive analysis and AI integration.

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

ShotSpotter Flex Solution Competitors

Our ShotSpotter Flex solution is unique because it provides scalable wide area gunshot detection over large and geographically diverse areas, provides immediate and precise data on gunfire, helps communities define the scope of illegal gunfire, and provides cities with detailed forensic data for investigation, prosecution and analysis. While we are not aware of any direct competitors offering wide-area solutions comparable to ShotSpotter Flex, we believe the primary competitors in the broader gunfire detection space are Rafael Advanced Defense Systems Ltd., Raytheon Company, V5 Systems, Safety Dynamics, Inc., Wi-fiber, Inc. EAGL Technology, Shooter Detection Systems and Thales Group.

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

We also compete with other possible uses of the limited funding available to our ShotSpotter Flex customers. Because law enforcement agencies or government entities have limited funds, they may have to choose among resources or solutions that help them to meet their overall mission. Accordingly, we compete not only with our customers’ internal budget decisions, but with numerous companies vying for these limited funds, including Everbridge, Inc. and Axon Enterprises, Inc., among others. We believe that in areas with significant levels of gun activity, ShotSpotter Flex is uniquely positioned to assist customers in interrupting, detecting and preventing gun violence.

Security Solutions Competitors

Our security solutions operate in a highly competitive environment. In addition to other gunfire detection companies, we may face competition from companies offering alternative security technologies, such as video surveillance, access control, alarm and lighting systems. The direct competitors for security solutions include the Guardian system by Shooter Detection Systems LLC, Safety Dynamics Inc., V5 Systems, EAGL, Wi-fiber, and AmberBox, Inc. We believe none of our security solutions competitors is able to offer the comprehensive outdoor coverage we offer.

ShotSpotter Missions Competitors

ShotSpotter Missions operates in a developing and potentially competitive environment. In addition to control management and data analytics customers companies, we may face competition from companies offering alternative solutions as well as solutions developed internally by our customers. The direct competitors to our Missions solution include PredPol, Inc. and may include other CAD/RMS providers and other third-party solutions providers, such as Genetech, Inc., CentralSquare Technologies, Mark 43, and Motorola Solutions, Inc.

Intellectual Property

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws, and contractual protections in the United States and other jurisdictions.

As of December 31, 2019, we had 34 issued patents, 32 in the United States, one in Israel and one in Mexico, as well as patent applications pending for examination in the United States, Europe and Brazil.

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

Employees

As of December 31, 2019, we had 108 full-time and four part-time employees, of which 21 were in sales and marketing, 11 were in general and administrative functions, 20 in research and development and 60 in operations, customer support and customer success. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Segment and Geographic Information

Information about segment reporting and long-lived assets is set forth in Note 3 of our Notes to Consolidated Financial Statements included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Total revenues generated outside the United States were derived from our customer located in South Africa and Bahamas and were $1.0 million in the year ended December 31, 2019, and $0.9 million and $0.8 million, in the years ended December 31, 2018 and 2017, respectively. Substantially all of our non-monetary long-lived assets are located in the United States. For a discussion of risks related to our international operations, see the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K.

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

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our ShotSpotter Flex and ShotSpotter Missions solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of ShotSpotter Flex by existing public safety customers or adding new ShotSpotter Flex and ShotSpotter Missions public safety customers, our revenues and growth prospects would suffer.

If we are unable to sell our solutions into new markets, our revenues may not grow.

Part of our growth strategy depends on our ability to increase sales of our security solutions and add new customers for our public safety solution in markets outside of the United States. Our security solutions include ShotSpotter Missions, ShotSpotter Labs, ShotSpotter SecureCampus and ShotSpotter SiteSecure. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenues growth and growth prospects to suffer.

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

If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business prospects would suffer.

Our ability to successfully grow our business depends on a number of factors including our ability to:

•	accelerate our acquisition of new customers;
•	further sell expansions of coverage areas to our existing customers;
•	expand our international footprint;
•	expand into new vertical markets, such as our ShotSpotter Missions, and our security solutions;
•	increase awareness of the benefits that our solutions offer; and
•	maintain our competitive and technology leadership position.

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

Promoting and demonstrating the utility of our solutions as useful, reliable and important tools for law enforcement and security personnel is critical to the success of our business. Our ability to secure customer renewals and enter into new customer contracts is dependent on our reputation and our ability to deliver our solutions effectively. We believe that our reputation among police departments using ShotSpotter Flex is particularly important to our success. Our ability to meet customer expectations will depend on a wide range of factors, including:

•	our ability to continue to offer high-quality, innovative and accurate gunshot detection and gunshot deterrence services, and precision policing software and solutions;
•	our ability to maintain continuous monitoring during high outdoor-noise activity periods such as New Year’s Day, the Fourth of July and Cinco de Mayo, and Carnival for international deployments;
•	our ability to maintain high customer satisfaction, including meeting our SLA standards;
•	the perceived value and quality of our solutions;
•	differences in opinion regarding the metrics that measure the success of our solutions;
•	our ability to successfully communicate the unique value proposition of our solutions;
•	our ability to provide high-quality customer support;
•	any misuse or perceived misuse of our solutions;
•	interruptions, delays or attacks on our platform;
•	litigation- or regulation-related developments; and
•	damage to or degradation of our sensors or sensor network by third parties.

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

Natural disasters, infectious disease outbreaks, power outages or other events impacting us or our customers could harm our operating results and financial condition.

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

Any of our facilities or operations may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, such as COVID-19, and power outages, which may render it difficult or impossible for us to operate our business for some period of time or decrease productivity. For example, our IRC and a data center that hosts some of our customer services are located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. In addition, like many companies, we have recently implemented a work from home policy as a result of the COVID-19 pandemic. This policy may negatively impact productivity. Any disruptions in our operations could negatively impact our business and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, operating results and financial condition. In addition, the facilities of significant vendors, including the manufacturer of our proprietary acoustic sensor, may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

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

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, such as the devastation caused by the hurricanes in Puerto Rico and U.S. Virgin Islands, warfare, terrorist attacks and infectious disease outbreaks, such as COVID-19, in the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

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

We only reached our first full year of net income in 2019; prior to that, we posted a net loss in each year since inception. As of December 31, 2019, we had an accumulated deficit of $95.6 million. We are not certain whether we will be able to maintain high enough volume of sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

These investments may not result in increased revenues or growth in our business. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenues growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not maintain profitability in the future.

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

On September 27, 2018, we entered into a $10.0 million senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we intend to use for general working capital purposes. As of December 31, 2019, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

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

The market for security solutions for university campuses, corporate campuses and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence. Because there are several possible uses of funds for security needs, we may face increased challenges in demonstrating or distinguishing the benefits of ShotSpotter SecureCampus and ShotSpotter SiteSecure. In particular, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering was limited, and as a result, in June 2018, we made the strategic decision to cease indoor coverage as part of our service offering. While our ShotSpotter Missions may increase sales of our outdoor detection services, we may face challenges in demonstrating or distinguishing the benefits of ShotSpotter Missions’ development of crime forecasts and increased effectiveness of patrol resources.

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

Our business requires that our sales personnel have particular expertise and experience in working with law enforcement agencies, other government organizations and higher education institutions. We may not achieve revenues growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel with appropriate experience, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

Our strategy includes pursuing acquisitions, and our inability to successfully integrate newly-acquired technologies, assets or businesses may harm our financial results. Future acquisitions of technologies, assets or businesses, which are paid for partially or entirely through the issuance of stock or stock rights, could dilute the ownership of our existing stockholders.

We will evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. For example, in October 2018, we acquired the HunchLab technology and related assets from Azavea Inc. We also may enter into relationships with other businesses to expand our platform and applications, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

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

•	failing to realize the expected synergies of the transaction;
•	being exposed to unforeseen liabilities and contingencies that were not identified prior to acquiring the company; and
•	being unable to generate sufficient revenues and profits from acquisitions to offset the associated acquisition costs.

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

Approximately 60% of our installed ShotSpotter sensors use fourth-generation Long-Term Evolution (“LTE”) wireless technology and 40% use third-generation (“3G”) cellular communications. Our US wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services. As our wireless carriers phase out their 3G services or make changes to their spectrum allocation, we may experience reduced service performance, which may require us to replace our 3G sensors sooner than planned. Originally, we had expected to start incurring costs to do so mid-2020 through 2022. We have begun plans to replace sensors in certain geographic areas starting in early 2021. Accelerated bandwidth changes by our carriers may require us to continue to accelerate the upgrade of our 3G sensors prior to 2021, which would accelerate the costs associated with the upgrade. These sensor replacements will require significant capital expenditures, which are estimated to be between $4.0 million and $6.0 million in total and may reduce our gross margins and also divert management’s attention and other important resources away from our customer service and sales efforts for new customers.

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

We rely on a limited number of suppliers and contract manufacturers. In particular, we use a single manufacturer, with which we have no long-term contract and from which we purchase on a purchase-order basis, to produce our proprietary ShotSpotter sensors. Our reliance on a sole contract manufacturer increases our risks since we do not currently have any alternative or replacement manufacturers, and we do not maintain a high volume of inventory. In the event of an interruption from a contract manufacturer, we may not be able to develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if our contract manufacturer is impacted by a natural disaster or other interruption at a particular location because each of our contract manufacturers produces our products from a single location. Although our contract manufacturer has alternative manufacturing locations, transferring manufacturing to another location may result in significant delays in the availability of our sensors. Also, many standardized components used broadly in our sensors are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted regional crises, such as the recent outbreak of the COVID-19 disease in Greater China, could lead to eventual shortages of necessary components. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could impair our efforts to maintain and expand our customer base, and thereby decrease our revenues.

Our outdoor sensors are acoustic devices that are designed to recognize impulsive sounds that are likely to be gunfire. ShotSpotter sensors do not use high gain, directional or other specialized microphones.

The sensors do not have the ability to live stream audio. Typically, sounds, noises or voices captured on the secure sensors are cached temporarily but are written over and permanently deleted within 30 hours. When a sensor is triggered by an impulsive sound, it creates a potential gunshot “incident” that contains a recording, which includes no more than one second before the incident and one second after the incident. This incident audio snippet is preserved indefinitely for potential evidentiary use.

There is the potential to include human voices that occur at the same time as the gunshot in these incident audio snippets. We retain incident audio snippets indefinitely as evidence. We also use information collected to support, expand and improve our software algorithms as well as our gunfire detection and notification methods. Sensors are often installed in densely populated urban areas. They are not designed or tuned to capture human voices, but it is possible they could pick up a human voice. Human voices are not impulsive and do not typically trigger the sensors, and unless accompanied by an impulsive sound no audio snippet would be transmitted out of the sensor and preserved as an incident audio snippet. The human voice would be temporarily cached on the sensor for 30 hours and would then be written over and permanently deleted. Information collected from loud impulsive sounds ("incidents") is used to provide information to our customers regarding those incidents, but shared information is limited, by both our technology and our privacy policies, to the audit snippet containing the incident.

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

California enacted the California Consumer Privacy Act (the “CCPA”), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA is the subject of proposed regulations of the California Attorney General that were released on October 10, 2019 but have yet to be finalized. Aspects of the CCPA and its interpretation remain unclear at this time. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, many of which are outside of our control, including:

•	the expansion or contraction of our customer base;
•	the renewal or nonrenewal of subscription agreements with, and expansion of coverage areas by, existing customers;
•	the size, timing, terms and deployment schedules of our sales to both existing and new customers;
•	the introduction of products or services that may compete with us for the limited funds available to our customers, and changes in the cost of such products or services;
•	changes in our customers’ and potential customers’ budgets;
•	our ability to control costs, including our operating expenses;
•	our ability to hire, train and maintain our direct sales force;
•	the timing of satisfying revenues recognition criteria in connection with initial deployment and renewals;
•	fluctuations in our effective tax rate; and
•	general economic and political conditions, both domestically and internationally.

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

Our revenues are primarily generated from subscriptions to our solutions. With the exception of a small number of legacy customers, our customers do not have the right to take possession of our equipment or software platform. Revenues from subscriptions to our software platform is recognized ratably over the subscription period beginning on the date that the subscription is made available to the customer, which we refer to as the “go-live” date. Our agreements with our customers typically range from one to five years. As a result, much of the revenues that we report in each quarter are attributable to agreements entered into during previous quarters. Consequently, a decline in sales, customer renewals or market acceptance of our solutions in any one quarter would not necessarily be fully reflected in the revenues in that quarter, and would negatively affect our revenues and profitability in future quarters. This ratable revenues recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers generally are recognized over the applicable agreement term. Our subscription-based approach may result in uneven recognition of revenues.

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

The variation in the timeline for deploying our solutions and completing renewals may result in fluctuations in our revenues, which could cause our results to differ from projections. Additionally, while we generally invoice for 50% of the contract cost upon a customer’s go-live date, our cash flows may be volatile and will not match our revenues recognition.

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

As of December 31, 2019, we had federal net operating loss carryforwards (“NOLs”) of approximately $85.6 million, of which $80.6 million will expire between 2026 through 2038, if not utilized. As of December 31, 2019, we also had state NOLs of approximately $55.1 million, which will expire, if not utilized, in 2019 through 2038. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state.

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

Changes in financial accounting standards may cause adverse and unexpected revenues fluctuations and impact our reported results of operations.

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

Changes to accounting principles or our accounting policies on our financial statements going forward are difficult to predict, could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, were we to change our critical accounting estimates, including the timing of recognition of subscription and professional services revenues and other revenues sources, our results of operations could be significantly impacted.

Risks Related to Our Intellectual Property

Failure to protect our intellectual property rights could adversely affect our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under patent and other intellectual property laws of the United States, as well as our brands, so that we can prevent others from them. We rely on a combination of contractual and intellectual property rights, including non-disclosure agreements, patents, trade secrets, copyrights and trademarks, to establish and protect our intellectual property rights in our names, services, innovations, methodologies and related technologies. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be adversely affected.

As of December 31, 2019, we had 32 U.S. patents directed to our technologies, as well as one granted patent in Israel and one granted patent in Mexico. The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

There may be third-party intellectual property rights, including issued or pending patents that cover significant aspects of our technologies or business methods. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on a timely basis, on reasonable terms or at all. We also may be required to modify our products, services, internal systems or technologies.  Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software and may be unable to compete effectively. Any of these results would adversely affect our business, operating results, financial condition and cash flows.

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

The market price of our common stock has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many software companies. Stock prices of many software companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, stockholders have instituted securities action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results, financial condition and cash flows.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Certain holders of our shares of common stock have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities, including approximately 3.3 million shares that were registered in connection with the Registration Statement on Form S-3 that became effective on July 27, 2018, of which approximately 136,000 were sold in an underwritten registered secondary offering in March 2019. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In addition, non-affiliates have the ability to sell shares of our common stock in the open market or through block trades without subject to volume restrictions under Rule 144 of the Securities Act. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock. In the event a large number of shares of common stock are sold in the public market, such share sales could reduce the trading price of our common stock.

Stock repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.

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

Item 3. LEGAL PROCEEDINGS

On August 28, 2018, Silvon S. Simmons (the “Plaintiff”) amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add us and employees as a defendant. The amended complaint alleges conspiracy to violate the Plaintiff's civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that we colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff's conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney’s fees. We believe that the Plaintiff’s claims are without merit and are disputing them vigorously.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information of Common Stock

Our common stock has been listed on the Nasdaq Capital Market under the symbol “SSTI” since June 7, 2017. Prior to that date, there was no public trading market for our common stock.

On February 28, 2020, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $35.60 per share. As of February 28, 2020, we had approximately 90 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Sale of Unregistered Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities

The following table sets forth stock repurchases of our common stock during the quarter ended December 31, 2019.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1, 2019- October 31, 2019	—	—	—	$11,534
November 1, 2019- November 30, 2019	137,824	$23.58	137,824	$8,282
December 1, 2019- December 31, 2019	—	—	—	$8,282
Total	137,824		137,824

(1)

All repurchases were made as part of our publicly announced stock repurchase program. In May 2019, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $15 million of our common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 13 of the accompanying notes to the consolidated financial statements.

(c)	Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock (the “IPO”) was effected through a Registration Statement on Form S-1 (File No. 333-217603), which was declared effective on June 6, 2017. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC.

We used $13.7 million of the net proceeds from our IPO to repay outstanding indebtedness of $13.5 million, including early termination fees of $0.2 million, during the quarter ending September 30, 2017. On October 3, 2018, we used $1.7 million of our IPO proceeds to fund the acquisition of HunchLab.

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA.

The following selected consolidated financial data should be read together with our consolidated financial statements and related notes, as well as the information found under the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data as of and for the years ended December 31, 2019, 2018, and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$40,752	$34,753	$23,763
Costs
Cost of revenues (1)	16,409	14,846	11,370
Impairment of property and equipment	—	686	793
Total costs	16,409	15,532	12,163
Gross profit	24,343	19,221	11,600

Operating expenses
Sales and marketing (1)	9,989	8,377	6,179
Research and development (1)	5,344	4,987	4,159
General and administrative (1)	7,415	8,425	5,595
Total operating expenses	22,748	21,789	15,933
Income (loss) from operations	1,595	(2,568)	(4,333)
Other income (expense), net
Remeasurement of convertible preferred stock warrant liability	—	—	(3,725)
Loss on early extinguishment of debt	—	—	(479)
Interest income (expense), net	440	82	(1,114)
Other expense, net	(278)	(252)	(169)
Income (loss) before income taxes	1,757	(2,738)	(9,820)
Provision for (benefit from) income taxes	(41)	(13)	160
Net income (loss)	$1,798	$(2,725)	$(9,980)
Net income (loss) per share, basic	$0.16	$(0.26)	$(1.61)
Net income (loss) per share, diluted	$0.15	$(0.26)	$(1.61)
Weighted average shares used in computing net income (loss) per share, basic	11,302,780	10,569,007	6,197,775
Weighted average shares used in computing net income (loss) per share, diluted	11,846,348	10,569,007	6,197,775

(1)	Includes stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Stock-based compensation expense:
Cost of revenues	$670	$316	$75
Sales and marketing	955	770	133
Research and development	365	272	69
General and administrative	1,067	1,110	351
Total stock-based compensation expense	$3,057	$2,468	$628
Depreciation and amortization expense:
Cost of revenues	$4,787	$3,752	$3,027
Sales and marketing	61	65	37
Research and development	88	63	35
General and administrative	46	37	22
Total depreciation and amortization expense	$4,982	$3,917	$3,121

	As of December 31,
	2019	2018
	(in thousands)
Select Consolidated Balance Sheets Data:
Cash and cash equivalents	$24,550	$10,218
Accounts receivable and contract assets	$13,883	$15,267
Total assets	$60,571	$47,119
Deferred revenue, current and non-current	$26,958	$24,162
Working capital (deficit)	$7,773	$(1,764)
Total stockholders' equity	$27,251	$17,147

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

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help deter gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Flex, is the leading outdoor gunshot detection, location and alerting system. Our patrol management software, ShotSpotter Missions (formerly HunchLab), creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. In 2019, we created a new technology innovation unit, ShotSpotter Labs, to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. Our gunshot detection solutions are trusted by law enforcement agencies in over 100 cities as of December 31, 2019.

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

We generate annual subscription revenues from the deployment of ShotSpotter Flex on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Missions solution is also sold on a subscription basis. As of December 31, 2019, we had ShotSpotter Flex, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for approximately 760 square miles, of which 730 square miles had gone live. Coverage areas under contract included 104 cities and 12 campuses/sites across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. During the year ended December 31, 2019, one ShotSpotter SiteSecure customer became ShotSpotter Flex customer. For the year ended December 31, 2019, substantially all of our revenues are attributable to customers based in the United States.

While we intend to continue to devote resources to increase sales of our ShotSpotter SecureCampus, ShotSpotter SiteSecure, ShotSpotter Labs and ShotSpotter Missions solutions, we expect that revenues from our ShotSpotter Flex solution will continue to comprise a substantial majority of our revenues for the foreseeable future. ShotSpotter Labs projects are generally conducted in coordination with a sponsoring charitable organization. These projects may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, ShotSpotter Labs projects will normally produce gross margins significantly lower than our Flex solutions.

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

We generated revenues of $40.8 million, $34.8 million and $23.8 million for the years ended December 31, 2019, 2018, and 2017, respectively, representing a year-over-year increases of 17% and 46%. For 2019, 2018, and 2017, revenues from ShotSpotter Flex represented approximately 96%, 97% and 98% of total revenues, respectively. Our two current largest customers, The City of Chicago and the City of New York, each accounted for 20% and 14%, respectively, of our total revenues for the year ended December 31, 2019. The City of Chicago and the City of New York, each accounted for 22% and 15%, respectively, of our total revenues for the year ended December 31, 2018. The City of New York and Puerto Rico Housing Administration accounted for 18% and 7%, respectively, of our total revenues for the year ended December 31, 2017. Substantially all of our revenues for the years ended December 31, 2019, 2018, and 2017 were derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands).

We had net income of $1.8 million for the year ended December 31, 2019, and had net losses of $2.7 million and $10.0 million for the years ended December 31, 2018, and 2017, respectively. Our accumulated deficit was $95.6 million and $97.4 million as of December 31, 2019 and 2018, respectively.

In September 2017, we used $13.7 million from the net proceeds of our initial public offering to voluntarily repay outstanding indebtedness of $13.5 million and $0.2 million in prepayment fees under a promissory note (the “2015 Term Note”). In connection with this early extinguishment of debt, we wrote off $0.3 million of unamortized debt issuance costs.

During the years ended December 31, 2019, 2018, and 2017, we went “live” on 82, 168 and 114 net new square miles of coverage, respectively. In each case, the increase in coverage was achieved through a combination of new customers and expansions with existing customers. During the year ended December 31, 2018, 71 miles out of 168 miles were due to expansion from a single customer. During the year ended December 31, 2017, the 114 net new square miles included the impact of a 33 coverage mile reduction as a result of our discontinuation in service of Puerto Rico and the U.S Virgin Islands due to devastation caused by hurricanes.

In connection with the cessation of our service with Puerto Rico and the U.S. Virgin Islands, we classified our contracts with them expired, stopped recognizing revenues and accelerated the deferred revenues related to setup fees under these contracts. Puerto Rico has returned as a customer with 16 miles already gone live at the end of 2019.

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

We will also focus on expanding our business by introducing new products and services to existing customers such as ShotSpotter Missions and gaining new customers for ShotSpotter Labs. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth given our large and growing installed base of police departments who trust ShotSpotter’s products, support and way of doing business. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other ShotSpotter solutions and priced and serviced appropriately. In some cases, we will need to bring in new skills sets to properly develop, market, sell or service these new products depending on the categories they represent.

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

With respect to international sales, we believe that we have the potential to expand our coverage within South Africa and the Bahamas, and to pursue opportunities in Latin America and other regions of the world. By adding additional sales resources in strategic locations, we believe we will be better positioned to reach these markets. However, we recognize that we have limited international operational experience and currently operate in a limited number of regions outside of the United States. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic and political risks. We may face additional challenges that may delay contract execution related to negotiating with governments in transition, the use of third-party integrations and consultants. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend or make more difficult to predict the length of what is already a lengthy sales cycle.

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue retention rate	111%	139%	141%
Sales and marketing spend per $1.00 of new annualized contract value	$0.43	$0.30	$0.34
Net new "go-live" square miles	82	168	114

Revenue Retention Rate

We calculate our revenue retention rate annually by dividing the (a) total revenues for such year from those customers who were customers during the corresponding prior year by (b) the total revenues from all customers in the corresponding prior year. For the purposes of calculating our revenue retention rate, we count as customers all entities with which we had contracts in the applicable year. Revenue retention rate for any given period does not include revenues attributable to customers first acquired during such period. We focus on our revenue retention rate because we believe that this metric provides insight into revenues related to and retention of existing customers. If our revenue retention rate for a year exceeds 100%, as it did in the years presented above, this indicates a low churn and means that the revenues retained during the year, including from customer expansions, more than offset the revenues that we lost from customers that did not renew their contracts during the year. As further evidence of our low churn, since transitioning our public safety business to the ShotSpotter Flex model in 2011, we have added over 70 new ShotSpotter Flex customers, but only ten such customers have terminated service, two of which were terminated due to hurricane damage. One of the two customers who terminated due to hurricane damage has returned as a customer with 16 miles already gone live at the end of 2019. We do not anticipate maintaining our revenue retention rate at the levels observed in 2018 and 2017. For example, in 2018, our revenue retention rate excluding our largest customer, Chicago, for which we had a large expansion deployment in 2018, would have been 118%.

Sales and Marketing Spend per $1.00 of New Annualized Contract Value

We calculate sales and marketing spend annually as the total sales and marketing expense during a year divided by the first 12 months of contract value for contracts entered into during the same year. We use this metric to measure the efficiency of our sales and marketing efforts in acquiring customers, renewing customer contracts and expanding their coverage areas.

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

Components of Results of Operations

Presentation of Financial Statements

Our consolidated financial statements include the accounts of our wholly-owned Colombian and South African subsidiaries, ShotSpotter Colombia S.A.S. and ShotSpotter (Pty) Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

For ShotSpotter Flex, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter. For our ShotSpotter Flex solution, our pricing model is based on a per-square-mile basis. For our ShotSpotter Missions solution, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. For ShotSpotter SecureCampus and ShotSpotter SiteSecure, our pricing model is on a customized-site basis. We may also offer discounts or other incentives in conjunction with ShotSpotter Missions sales in an effort to introduce the product and accelerate sales. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

Costs

Costs include the cost of revenues and charges for impairment of property and equipment. Cost of revenues primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service applications, costs related to operating our Incident Review Center (the “IRC”), providing remote and on-site customer support and maintenance and forensic services, certain personnel and related costs of operations, stock-based compensation and allocated overheads, which includes IT, facility and equipment depreciation costs.

Impairment of property and expense is primarily attributable to our write-off of the remaining book value of indoor sensor inventory and indoor sensor networks installed in certain security customers during the year ended December 31, 2018 and write-off for deployed equipment in Puerto Rico and U.S. Virgin Islands that was destroyed by the hurricanes in September 2017.

We will have to upgrade our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. Originally, we had expected to start incurring costs in 2021 through 2022. We have begun plans to replace sensors in certain geographic areas starting in early 2021. Accelerated bandwidth changes by our carriers may require us to accelerate the upgrade of our 3G sensors prior to 2021, which would accelerate the costs associated with the upgrade, which are estimated to be between $4.0 million and $6.0 million in total. We may to re-use and re-deploy the old 3G sensors that have a remaining serviceable life where it makes sense to do so.

In the near term, we expect our cost of revenues to increase as our installed base increases, although certain of our costs of revenues are fixed and do not need to increase commensurate with increases in revenues. In addition, depreciation expense associated with deployed equipment is recognized only over the first five years from the go-live date. We also expect cost of revenues to increase as we continue to invest in our customer success capabilities to drive growth and value for our customers.

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

Other Income (Expense), Net

Other income (expense), net, consisted primarily of interest income and local and franchise tax expenses. In addition, in 2017, it included expense on our outstanding debt, and losses from the remeasurement of our convertible preferred stock warrant liability and losses from early extinguishment of debt.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2019 and 2018 (in thousands):

		As a % of		As a % of	Change
	2019	Revenues	2018	Revenues	$	%
Revenues	$40,752	100%	$34,753	100%	$5,999	17%
Costs
Cost of revenues	16,409	40%	14,846	43%	1,563	11%
Impairment of property and equipment	—	—	686	2%	(686)	(100%)
Total costs	16,409	40%	15,532	45%	877	6%
Gross profit	24,343	60%	19,221	55%	5,122	27%
Operating expenses:
Sales and marketing	9,989	25%	8,377	24%	1,612	19%
Research and development	5,344	13%	4,987	14%	357	7%
General and administrative	7,415	18%	8,425	24%	(1,010)	(12%)
Total operating expenses	22,748	56%	21,789	63%	959	4%
Income (loss) from operations	1,595	4%	(2,568)	(7%)	4,163	(162%)
Other income (expense), net	162	—	(170)	(1%)	332	(195%)
Benefit (provision) for income taxes	41	—	13	—	28	215%
Net income (loss)	$1,798	4%	$(2,725)	(8%)	$4,523	(166%)

Revenues

The increase of $6.0 million in revenues was primarily attributable to $2.3 million of new customer deployments that went live during 2019, $0.8 million from expansions of existing customer coverage areas that went live during 2019, and $4.4 million related primarily to customer deployments that went live in 2018 and for which we recognized a full year of revenues in 2019. These increases were partially offset by lost customers and the timing of renewals from certain customers resulting in deferred revenues. We went live with 82 net new square miles in 2019.

Costs

The increase in costs of $0.9 million was due primarily to a $1.2 million increase in overhead expenses resulting from an increase in employee headcount, a $0.9 million increase in depreciation expense associated with new customer deployment and expansions in existing customer coverage area, and a $0.1 million increase in software amortization, offset by a $0.6 million decrease in operating costs, which includes costs incurred in providing remote and on-site customer support and maintenance services, infrastructure hosting for our service application and costs related to operating our IRC and $0.7 million in impairment charges taken in 2018 that were not repeated in 2019. During 2018, we recognized impairment expense of $0.7 million for the impairment of property and equipment primarily related to the remaining book value of indoor sensor inventory and indoor sensor networks installed at certain security customers.

Gross margin for 2019 increased five percentage points from gross margin for 2018 because certain costs of revenues are fixed and did not increase commensurate with the increase in subscription revenues.

Operating Expenses

Sales and Marketing Expense

The increase in sales and marketing expense of $1.6 million was primarily due to a $1.3 million increase in personnel expense resulting from increased headcount, and a $0.3 million increase in consulting and travel expenses associated with the growth of our sales and marketing organization.

Research and Development Expense

The increase in research and development expense of $0.4 million was primarily due to an increase in personnel and consulting expenses related to the development of our mobile applications and next-generation sensors.

General and Administrative Expense

The decrease in general and administrative expense of $1.0 million was primarily due to a $1.5 million decrease in legal expenses resulting from litigation that settled in 2018 and our HunchLab acquisition in 2018, partially offset by $0.5 million increase in personnel and consulting expenses during the year ended December 31, 2019.

Other Income (Expense), Net

The increase in other income (expense), net of $0.3 million was due to a $0.4 million increase in interest income partially offset by a decrease in local and state income taxes.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the years ended December 31, 2019 and 2018, our provision for income taxes consisted of a benefit (provision) for foreign income taxes only.

Comparison of Years Ended December 31, 2018 and 2017

The following table sets forth our selected consolidated statements of operations data for the years ended December 31, 2018 and 2017 (in thousands):

		As a % of		As a % of	Change
	2018	Revenues	2017	Revenues	$	%
Revenues	$34,753	100%	$23,763	100%	$10,990	46%
Costs
Cost of revenues	14,846	43%	11,370	48%	3,476	31%
Impairment of property and equipment	686	2%	793	—	(107)	100%
Total costs	15,532	45%	12,163	51%	3,369	28%
Gross profit	19,221	55%	11,600	49%	7,621	66%
Operating expenses:
Sales and marketing	8,377	24%	6,179	26%	2,198	36%
Research and development	4,987	14%	4,159	18%	828	20%
General and administrative	8,425	24%	5,595	24%	2,830	51%
Total operating expenses	21,789	63%	15,933	67%	5,856	37%
Loss from operations	(2,568)	(7%)	(4,333)	(18%)	1,765	(41%)
Other expense, net	(170)	(0%)	(5,487)	(23%)	5,317	(97%)
Provision for income taxes	13	0%	(160)	—	173	(100%)
Net loss	$(2,725)	(8%)	$(9,980)	(42%)	$7,255	(73%)

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

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $24.6 million as of December 31, 2019. We also have a $10.0 million credit facility, of which no amounts were outstanding as of December 31, 2019.

In March 2019, we issued and sold 250,000 shares of our common stock in an underwritten public offering, for which we received net proceeds of $10.6 million after deducting offering expenses.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenues growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

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

During the year ended December 31, 2019, we repurchased 257,824 shares of our common stock at an average price of $26 per share for $6.7 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

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

Cash Flows

Comparison of Years Ended December 31, 2019, 2018 and 2017

The following table presents a summary of our cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$13,692	$(1,386)	$3,387
Investing activities	(4,909)	(10,203)	(6,506)
Financing activities	5,482	2,437	18,751
Net change in cash and cash equivalents	$14,265	$(9,152)	$15,632

As of December 31, 2019, 2018 and 2017, $0.8 million, $1.1 million and $1.0 million in cash was held by our consolidated foreign subsidiaries. In the year ended December 31, 2017, we used $0.5 million of these funds to pay our U.S. parent company for services delivered in the year ended December 31, 2016 under an intercompany license agreement.

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

Operating activities provided $13.7 million in 2019, used $1.4 million in 2018, and provided $3.4 million in 2017.

The net cash provided by operating activities in the year ended December 31, 2019 was primarily driven by higher collections of accounts receivable driven by new customer contracts and expansions of existing customer coverage.

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

Investing activities used $4.9 million, $10.2 million, and $6.5 million in the years ended December 31, 2019, 2018 and 2017, respectively, primarily for property and equipment expenditures to install our solutions in customer coverage areas. We completed our acquisition of the HunchLab assets for approximately $1.7 million in cash at closing during the year ended December 31, 2018.

Financing Activities

Cash generated by financing activities includes proceeds from our secondary offering, net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan, offset by payment for repurchases of our common stock, payment of indebtedness, and debt issuance and financing costs.

Financing activities provided $5.5 million in cash during the year ended December 31, 2019 from $10.8 million in net proceeds from the issuance of common stock upon our secondary offering, $0.9 million proceeds from ESPP purchase and $0.5 million in proceeds from the exercise of options and warrants, partially offset by $6.7 million in payments for repurchases of our common stock.

Financing activities provided $2.4 million in the year ended December 31, 2018, primarily from $1.5 million from the exercise of stock options and warrants, and $0.9 million proceeds from employee stock purchase plan.

Financing activities provided $18.8 million in the year ended December 31, 2017, primarily from $32.4 million in net proceeds, excluding underwriting discounts and commissions, from our IPO and $1.5 million in borrowing under our 2015 Term Note (see Note 10, Financing Arrangements, to our consolidated financial statements included elsewhere in this Annual Report in Form 10-K, for details regarding the 2015 Term Note), offset in part by $13.5 million in repayment of our 2015 Term Note and $1.9 million in payments for costs associated with our IPO.

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations as of December 31, 2019.

	Less than	1 to	3 to	More than
	1 Year	3 Years	5 Years	5 Years	Total
	(in thousands)
Operating lease (1)	$328	$304	$—	$—	$632
Data center arrangements (2)	$76	$—	$—	$—	$76

(1)	Operating lease payments include total future minimum rent payments under a non-cancelable operating lease agreement as described in Note 19, Commitments and Contingencies.
(2)	Data center arrangements include total future minimum payments under the non-cancelable contracts as described in Note 19, Commitments and Contingencies.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenues, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 3, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies.

Revenue Recognition — We generate substantially all of our revenues from the sale of gunshot detection subscription services, in which gunshot data generated by company-owned sensors and software is sold to customers through a cloud-based hosting application for a specified contract period. Typically, the initial contract period is one to five years in length. The subscription contract is generally noncancelable without cause. Generally, these service arrangements do not provide the customer with the right to take possession of the hardware or software supporting the subscription service at any time. A small portion of our revenues are generated from the delivery of setup services to install company-owned sensors in the customer’s coverage area and other services including training and license to integrate with third-party applications.

We generally invoices customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. We generally invoices subscription service renewals for 100% of the total contract value when the renewal contract is executed. For the public safety solution, the pricing model is based on a per-square-mile basis. For security solutions, the pricing model is on a customized-site basis. As a result of the process for invoicing contracts and renewals upon execution, cash flows from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

We recognize revenues upon the satisfaction of performance obligations. At contract inception, we assess the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We determined that the subscription services, training, and licenses to integrate with third-party applications are each distinct services that represent separate performance obligations. The setup activities are not distinct from the subscription service and are combined into the subscription service performance obligation. However, setup fees may provide a material right to the customer that has influence over the customers' decision to renew. All setup fees are assessed on a quantitative and qualitative basis to determine whether they represent a distinct performance obligation. The total contract value is allocated to each performance obligation identified based on the standalone selling price of the service. Discounts are allocated pro-rata to the identified performance obligations. For contracts that have an original duration of one year or less, we use the practical expedient applicable to such contracts and does not consider the time value of money.

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

Subscription renewal fees are recognized ratably over the term of the renewal, which is typically one year. While most customers elect to renew their agreements, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to expiration. For these customers, we stop recognizing subscription revenues at the end of the current contract term, even though services may continue to be provided for a period of time until the renewal process is completed. Once the renewal is complete, we recognize subscription revenues for the period between the expiration of the term of the agreement and the completion of the renewal process in the month in which the renewal is executed. If a customer declines to renew its subscription, then the remaining fees from material rights, if any, are immediately recognized.

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

Goodwill — Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. We performed our annual test for goodwill and long-lived assets impairment as of October 1, 2019 and concluded that no impairment charge was necessary.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018, ASU 2018-11 in July 2018 and ASU 2018-20 in December 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements is required. Effective January 1, 2019, we adopted Topic 842. We elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption.

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

Our operating lease for our corporate headquarters office is impacted by the new standard and upon adoption, we recognized a right-of-use asset of $0.9 million and related lease liabilities totaling $0.9 million. See Note 18, Leases.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. We adopted this ASU as of January 1, 2019 and the adoption did not have any impact on the consolidated financial statements.

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

We had cash of $24.6 million as of December 31, 2019, which consists entirely of bank deposits. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally the South African Rand. Movements in foreign currencies in which we transact business could significantly affect future net earnings. For example, if the average value of the South African Rand had been 10% higher relative to the U.S. dollar during 2019, 2018 or 2017, it would not have resulted in a significant impact to our results of operations for the years ended December 31, 2019, 2018 or 2017. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ShotSpotter, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ShotSpotter, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity/(deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 12, 2020

ShotSpotter, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$24,550	$10,218
Accounts receivable and contract asset	13,883	15,267
Prepaid expenses and other current assets	1,764	1,527
Restricted cash	—	60
Total current assets	40,197	27,072
Property and equipment, net	16,556	16,504
Operating lease right-of-use asset	556	—
Goodwill	1,379	1,379
Intangible assets, net	249	242
Other assets	1,634	1,922
Total assets	$60,571	$47,119
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,179	$1,307
Deferred revenue, short-term	26,360	23,102
Accrued expenses and other current liabilities	4,885	4,427
Total current liabilities	32,424	28,836
Deferred revenue, long-term	598	1,060
Other liabilities	298	76
Total liabilities	33,320	29,972
Commitments and contingencies (Note 19)
Stockholders' equity
Common stock: $0.005 par value; 500,000,000 shares authorized; 11,314,150 and 10,864,722 shares issued and outstanding as of December 31, 2019 and 2018, respectively	57	55
Additional paid-in capital	122,907	114,618
Accumulated deficit	(95,579)	(97,377)
Accumulated other comprehensive loss	(134)	(149)
Total stockholders' equity	27,251	17,147
Total liabilities and stockholders' equity	$60,571	$47,119

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues	$40,752	$34,753	$23,763
Costs
Cost of revenues	16,409	14,846	11,370
Impairment of property and equipment	—	686	793
Total costs	16,409	15,532	12,163
Gross profit	24,343	19,221	11,600

Operating expenses
Sales and marketing	9,989	8,377	6,179
Research and development	5,344	4,987	4,159
General and administrative	7,415	8,425	5,595
Total operating expenses	22,748	21,789	15,933
Operating loss	1,595	(2,568)	(4,333)
Other income (expense), net
Remeasurement of convertible preferred stock warrant liability	—	—	(3,725)
Loss on early extinguishment of debt	—	—	(479)
Interest income (expense), net	440	82	(1,114)
Other expense, net	(278)	(252)	(169)
Total other income (expense), net	162	(170)	(5,487)
Income (loss) before income taxes	1,757	(2,738)	(9,820)
Provision (benefit) for income taxes	(41)	(13)	160
Net income (loss)	$1,798	$(2,725)	$(9,980)
Net income (loss) loss per share, basic	$0.16	$(0.26)	$(1.61)
Net income (loss) loss per share, diluted	$0.15	$(0.26)	$(1.61)
Weighted average shares used in computing net income (loss) per share, basic	11,302,780	10,569,007	6,197,775
Weighted average shares used in computing net income (loss) per share, diluted	11,846,348	10,569,007	6,197,775

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$1,798	$(2,725)	$(9,980)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	15	(150)	3
Comprehensive income (loss)	$1,813	$(2,875)	$(9,977)

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity/(Deficit)

(In thousands, except share data)

	Series B-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2016	3,848,023	$22,075	1,176,423	$20,000	1,616,996	$8	$30,403	$(87,615)	$(2)	$(57,206)
Issuance of common stock upon IPO, net $3.0 million in commissions and discounts	—	—	—	—	3,220,000	16	32,410	—	—	32,426
IPO costs							(1,870)	—	—	(1,870)
Conversion of convertible preferred stock of common stock upon IPO	(3,848,023)	(22,075)	(1,176,423)	(20,000)	4,689,753	23	42,052	—	—	42,075
Reclassification of preferred stock warrant liability into additional paid in capital upon IPO	—	—	—	—	—	—	5,711	—	—	5,711
Exercise of stock options	—	—	—	—	74,984	—	55	—	—	55
Issuance of common stock in connection with cashless exercise of warrants	—	—	—	—	191,263	1	—	—	—	1
Issuance of common stock from ESPP purchase	—	—	—	—	34,133	—	319	—	—	319
Stock-based compensation	—	—	—	—	—	—	628	—	—	628
Foreign currency translation gain	—	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	—	(9,980)	—	(9,980)
Balance at December 31, 2017	—	—	—	—	9,827,129	$48	$109,708	$(97,595)	$1	$12,162
Exercise of stock options	—	—	—	—	609,985	3	547	—	—	550
Issuance of common stock in connection with exercise of warrants	—	—	—	—	296,691	1	987	—	—	988
Issuance of common stock from ESPP purchase	—	—	—	—	83,605	—	909	—	—	909
Issuance of common stock from RSU's vested	—	—	—	—	47,312	3	(1)	—	—	2
Stock-based compensation	—	—	—	—	—	—	2,468	—	—	2,468
Foreign currency translation loss	—	—	—	—	—	—	—	—	(150)	(150)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	2,943	—	2,943
Net loss	—	—	—	—	—	—	—	(2,725)	—	(2,725)
Balance at December 31, 2018	—	—	—	—	10,864,722	$55	$114,618	$(97,377)	$(149)	$17,147
Exercise of stock options	—	—	—	—	307,365	2	452	—	—	454
Issuance of common stock in connection with exercise of warrants	—	—	—	—	26,098	—	71	—	—	71
Issuance of common stock upon secondary offering, net of costs	—	—	—	—	250,000	1	10,553	—	—	10,554
Repurchase of common stock and retirement		—	—	—	(257,824)	(2)	(6,716)	—	—	(6,718)
Issuance of common stock from ESPP purchase	—	—	—	—	65,639	1	872	—	—	873
Issuance of common stock from RSU's vested	—	—	—	—	58,150	—	—	—	—	-
Stock-based compensation	—	—	—	—	—	—	3,057	—	—	3,057
Foreign currency translation gain	—	—	—	—	—	—	—	—	15	15
Net income	—	—	—	—	—	—	—	1,798	—	1,798
Balance at December 31, 2019	—	$—	—	$—	11,314,150	$57	$122,907	$(95,579)	$(134)	$27,251

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,798	$(2,725)	$(9,980)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,982	3,917	3,121
Impairment of property and equipment	—	686	793
Stock-based compensation	3,057	2,468	628
Amortization of debt issuance costs	—	—	132
Remeasurement of convertible preferred stock warrant liability	—	—	3,725
Loss on early extinguishment of debt	—	—	479
Loss on disposal of property and equipment	—	4	—
Changes in operating assets and liabilities:
Accounts receivable and contract asset	1,383	(11,224)	(1,518)
Prepaid expenses and other assets	(192)	(766)	(247)
Accounts payable	(243)	(346)	291
Accrued expenses and other current liabilities	108	(246)	1,535
Deferred revenue	2,799	6,846	4,428
Net cash provided by (used in) operating activities	13,692	(1,386)	3,387
Cash flows from investing activities:
Purchase of property and equipment	(4,823)	(8,444)	(6,430)
Investment in intangible and other assets	(86)	(48)	(76)
Business acquisition	—	(1,711)	—
Net cash used in investing activities	(4,909)	(10,203)	(6,506)
Cash flows from financing activities:
Proceeds from initial public offering, net of commissions and discounts	—	—	32,426
Proceeds from notes payable	—	—	1,500
Repayment of notes payable	—	—	(13,500)
Payment of debt issuance costs	—	—	(30)
Payment on debt extinguishment costs	—	—	(149)
Payment of line of credit costs	—	(10)	—
Payments of initial public offering costs	—	—	(1,870)
Proceeds from issuance of common stock upon secondary offering	11,247	—	—
Payments of secondary offering costs	(445)	—	—
Proceeds from exercise of stock options	454	550	55
Repurchases of common stock	(6,718)	—	—
Proceeds from exercise of warrants	71	988	—
Proceeds from employee stock purchase plan	873	909	319
Net cash provided by financing activities	5,482	2,437	18,751
Increase (decrease) in cash, cash equivalents and restricted cash	14,265	(9,152)	15,632
Effect of exchange rate on cash and cash equivalents	7	(167)	70
Cash, cash equivalents and restricted cash at beginning of year	10,278	19,597	3,895
Cash, cash equivalents and restricted cash at end of year	$24,550	$10,278	$19,597
Supplemental cash flow disclosures:
Cash paid for income taxes	$51	$79	$—
Cash paid for interest	$—	$—	$1,235
Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$311	$205	$227
Estimated fair value of contingent consideration	$—	$750	$—
Conversion of convertible preferred stock into common stock	$—	$—	$42,075
Reclassification of convertible preferred stock warrant liability into additional paid-in capital	$—	$—	$5,711
Deferred offering costs included in other assets	$—	$249	$—
Line of credit costs included in other assets	$—	$91	$—
Issuance of warrants in connection with the issuance of notes payable	$—	$—	$111

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement to help deter gun violence and make cities, campuses and facilities safer. The company’s flagship product, ShotSpotter Flex, is the leading outdoor gunshot detection, location and forensic system trusted by over 100 cities. ShotSpotter Missions uses machine learning-driven analysis to help strategically plan directed patrol missions and tactics for maximum crime deterrence. ShotSpotter Labs is the Company’s effort to support innovative uses of its technology to help protect wildlife and the environment. The Company offers its solutions on a SaaS-based subscription model to its customers.

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

•

Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital. All preferred stock warrants were converted into common stock warrants. In addition, the Company issued to the lead underwriter in the IPO a warrant to purchase up to 84,000 shares of its common stock. See Note 15, Convertible Preferred Stock Warrants and Common Stock Warrants, for further details regarding the warrants.

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

Note 3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. The consolidated financial statements include the results of the Company and its wholly-owned subsidiary, ShotSpotter (Pty) Ltd and ShotSpotter Colombia S.A.S. All significant intercompany transactions have been eliminated during consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, equity statement and cash flows for the full year 2019.

June 2017 Amended and Restated Certificate of Incorporation

Prior to the IPO, the Company’s Board of Directors (the “Board”) and stockholders approved an amendment (the “Charter Amendment”) to the Pre-IPO Certificate (as defined below) and an amended and restated certificate of incorporation (“Post-IPO Certificate”) that became effective on June 12, 2017. The Charter Amendment increased the number of authorized shares of common stock from 8,600,000 to 500,000,000. Under the Post-IPO Certificate, the Company is authorized to issue two classes of stock to be designated Common Stock and Preferred Stock. See Note 13, Capital Stock, for further details regarding these classes of stock.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including the valuation of accounts receivable, the lives and realization of tangible and intangible assets, stock-based compensation expense, accounting for revenue recognition, and income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

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

The Company recognizes revenues upon the satisfaction of performance obligations. At contract inception, the Company assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company determined that the subscription services, training, and licenses to integrate with third-party applications are each distinct services that represent separate performance obligations. The setup activities are not distinct from the subscription service and are combined into the subscription service performance obligation. However, setup fees may provide a material right to the customer that has influence over the customers' decision to renew. All setup fees are assessed on a quantitative and qualitative basis to determine whether they represent a distinct performance obligation. The total contract value is allocated to each performance obligation identified based on the standalone selling price of the service. Discounts are allocated pro-rata to the identified performance obligations. For contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not consider the time value of money.

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

Subscription renewal fees are recognized ratably over the term of the renewal, which is typically one year. While most customers elect to renew their agreements, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to expiration. For these customers, the Company stops recognizing subscription revenues at the end of the current contract term, even though services may continue to be provided for a period of time until the renewal process is completed. Once the renewal is complete, the Company recognizes subscription revenues for the period between the expiration of the term of the agreement and the completion of the renewal process in the month in which the renewal is executed. If a customer declines to renew its subscription, then the remaining fees from material rights, if any, are immediately recognized.

The Company capitalizes certain incremental costs of obtaining a contract, which includes sales commissions. As there are not commensurate commissions earned on renewals of the subscription services, the Company capitalizes commissions related to subscription services provided under both the initial contract and renewal periods and amortizes the capitalized commissions on a straight-line basis over the customer life, which is determined to be five years. For commissions that are earned on renewal contracts with an original duration of one year or less, the Company uses the practical expedient applicable to such commissions and recognizes the commissions immediately as expense instead of capitalizing. Amortization of capitalized commissions was $0.5 million for the year ended December 31, 2019 and was included in sales and marketing expense in the consolidated statements of operations.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs were $0.5 million, $0.6 million and $0.5 million for the year ended December 31, 2019, 2018 and 2017, and were included in sales and marketing expense in the consolidated statements of operations.

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

At December 31, 2019 and 2018, the Company’s cash and cash equivalents consisted of cash deposited in financial institutions.

Foreign Currency

The functional currency for the Company’s foreign subsidiaries, ShotSpotter (Pty) Ltd. and ShotSpotter Colombia S.A.S, is the local currency (South African Rand and Colombian Peso respectively). The assets and liabilities of the subsidiary are translated into U.S. dollars using the exchange rate at the end of each balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Foreign currency exchange gains and losses that are realized are recorded in other expense, net, in the accompanying consolidated statements of operations.

Accounts Receivable, net and Contract Asset

Accounts receivable, net consist of trade accounts receivables from the Company’s customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivable are recorded as the invoiced amount. The Company does not require collateral or other security for accounts receivable. Contract asset consist of revenues recognized in advance of invoicing the customer.

The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses based on the Company’s historical experience. At December 31, 2019 and 2018, the Company did not have an allowance for potential credit losses as there were no estimated credit losses.

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of restricted cash, cash and cash equivalents and accounts receivable from trade customers. The Company maintains its cash deposits at three domestic and two international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents.

Concentration of Accounts Receivable — At December 31, 2019, one customer accounted for 55% of the Company’s total accounts receivable. At December 31, 2018 one customer accounted for 77%, of the Company’s account receivable. Fluctuations in accounts receivable result from timing of the Company’s execution of contracts and collection of related payments.

Concentration of Revenues — For the year ended December 31, 2019, two customers accounted for 20% and 14% of the Company’s revenues, For the year ended December 31, 2018, two customers accounted for 22% and 15% of the Company’s revenues. For the year ended December 31, 2017, one customer accounted for 18% of the Company’s revenues.

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

Goodwill

Following the acquisition of HunchLab (see Note 8, Business Acquisitions), the Company recorded goodwill for the first time in October 2018. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We performed our first annual test for goodwill impairment as of October 1, 2019 and concluded that no goodwill impairment charge was necessary. Since inception through December 31, 2019, the Company did not have any goodwill impairment.

Intangible Assets

Intangible assets consisted of acquired patents and capitalized legal fees related to obtaining patents, as well as customer relationships as a result from the Company’s acquisition of HunchLab in 2018 (see Note 8, Business Acquisitions). Patent assets are stated at costs, less accumulated amortization. Customer relationships are recorded at fair value as of the date of the acquisition. Intangible assets are amortized on a straight-line basis, over their expected useful lives, which range from three years for patents and seven years for customer relationships.

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

Royalty Expense

In 2009, the Company entered into a license agreement with a third party relating to a patented gunshot digital imaging system that facilitates integration with certain third-party systems. The terms of the license agreement require the Company to pay a one-time fee of $5,000 for each license sold to a customer allowing the customer to integrate their ShotSpotter service with a third-party application, such as a video management system, with a minimum annual amount due of $75,000. In 2019, 2018, and 2017, the Company incurred only the $75,000 minimum amount. The license agreement renews automatically on each subsequent year unless it is terminated in accordance with the agreement.

The royalty fee due for each license sold to a customer is capitalized as property and equipment and amortized over the estimated useful life. The difference in royalty fees capitalized in property and equipment and the minimum annual payment is classified as general and administrative expense in the consolidated statements of operations and was $30,000, $35,000 and $60,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Convertible Preferred Stock Warrants

The Company issued warrants exercisable for shares of Series B-1 convertible preferred stock, or for shares of common stock upon the automatic conversion of all outstanding series of preferred stock into common stock. These warrants were classified as a preferred stock warrant liability in the consolidated balance sheets, rather than stockholders’ equity, as they met the criteria to be classified as a derivative liability. The convertible preferred stock warrants were subject to remeasurement to fair value at each balance sheet date and any change in fair value is recognized as a component of other expense, net, in the consolidated statements of operations. The Company estimated the fair value of the warrants using an option pricing method (“OPM”) or probability weighed expected return method (“PWERM”) that incorporates the use of OPM, to allocate the estimated value of the Company. Upon the closing of the IPO in 2017, the convertible preferred stock warrant liability was reclassified to additional paid-in capital. All preferred stock warrants were converted into common stock warrants.

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

Stock-Based Compensation

The Company generally grants options to purchase shares of its common stock to its employees, directors and non-employees for a fixed number of shares with an exercise price equal to the fair value of the underlying shares at the grant date. Fair value is determined by the Board. All stock option grants are accounted for using the fair value method, and stock-based compensation expense is recognized as the underlying options vest which is the requisite service period. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options.

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

Expected Volatility —The expected volatility is based on the historical volatility of the Company’s stock.

Dividend Yield — Expected dividend yield is based on our dividend policy at the time the options were granted. We do not plan to pay any dividends in the foreseeable future. Consequently, we have historically used an expected dividend yield of zero.

Subsequent to the IPO, the Company uses the market closing price of its common stock as traded on the Nasdaq Capital Market to determine fair value.

The Company generally grants unvested restricted stock unit awards to non-employee directors and executive management for a fixed number of shares and a fixed vesting schedule. The restricted stock unit awards are valued using the closing price on the date of grant.

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

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are only included when their effect is dilutive. Common stock equivalents and unvested restricted stock units are potentially dilutive securities and include convertible preferred stock, warrants and outstanding stock options. These potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their inclusion would be anti-dilutive.

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

The Company determines if an arrangement is a lease at inception. The Company’s operating lease for its corporate headquarters office is impacted by the new standard and upon adoption, the Company recognized a right-of-use asset of $0.9 million and related lease liabilities totaling $0.9 million. See Note 18, Leases.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The Company adopted this ASU as of January 1, 2019 and the adoption did not have any impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), simplifying the accounting for income taxes by removing certain exceptions to the general principles. The guidance will be effective at the beginning of our first quarter of fiscal 2022. Early adoption of the amendments is permitted. We do not expect the adoption of this ASU to have any impact on the consolidated financial statements.

Note 4. Revenue Related Disclosures

As of December 31, 2018, the Company had total short-term and long-term deferred revenue of $24.2 million. During the year ended December 31, 2019, the Company recognized $23.1 million in revenue from the beginning deferred revenue balance and $17.2 million from new billings, and added $43.1 million to total short-term and long-term deferred revenue from new billings.

As of January 1, 2018, upon the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), the Company had total short-term and long-term deferred revenue of $17.3 million. During the year ended December 31, 2018, the Company recognized $9.7 million in revenue from the beginning deferred revenue balance and $24.8 million from new billings, and added $41.4 million to total short-term and long-term deferred revenue from new billings.

As of December 31, 2019, the Company has estimated remaining performance obligations for contractually committed revenues of $34.9 million, $21.6 million, $5.5 million, and $0.7 million that will be recognized during the year ending December 31, 2020, 2021, 2022, and 2023 through 2025, respectively. The timing of revenue recognition includes estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of December 31, 2019 and amounts under contract that will be invoiced after December 31, 2019.

During the year ended December 31, 2019, the Company recognized revenues of $39.7 million from customers in the United States, and $1.0 million from customers in South Africa and the Bahamas.

During the year ended December 31, 2018, the Company recognized revenues of $33.9 million from customers in the United States and $0.9 million from a customer in South Africa.

Note 5. Fair Value Measurements

Prior to the IPO, the Company’s convertible preferred stock warrant liability was measured on a recurring basis and was classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly or indirectly observable. The valuation methodology and underlying assumptions in the fair value determination are discussed in Note 3, Basis of Presentation and Summary of Significant Accounting Policies, and Note 15, Convertible Preferred Stock Warrants and Common Stock Warrants.

Immediately prior to the IPO, the convertible preferred stock warrant liability was remeasured to fair value, resulting in a loss of $3.7 million which was recorded in other expense, net. Upon the closing of the IPO, the entire balance of $5.7 million in convertible preferred stock warrant liability was reclassified to additional paid-in capital.

There were no transfers into or out of Level III during the year ended December 31, 2019. The changes in the fair value of the convertible preferred stock warrant liability and changes in the fair value of contingent consideration are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using Level III Inputs
Fair value at December 31, 2016	$1,875
Issuance of convertible preferred stock warrants	111
Change in fair value recorded in other expense, net	3,725
Reclassification of unexercised warrant into additional paid-in capital upon the IPO	(5,711)
Fair value at December 31, 2017	$—
Contingent consideration from business combination	750
Fair value at December 31, 2018 and December 31, 2019	$750

As of the acquisition date of HunchLab (see Note 8, Business Acquisitions) and as of December 31, 2018, the Company estimated, based on (i) the probability of achieving the relevant revenues targets and (ii) the timing of achieving such targets, that the fair value of the contingent consideration approximates the maximum amount payable. There was no change in fair value during the year ended December 31, 2019. In February 2020, subsequent to December 31, 2019, the Company made its first payment of $0.3 million to Azavea, Inc.

Note 6. Intangible Assets, net

Intangible assets, net, consisted of the following (in thousands):

	December 31, 2019
	Gross	Accumulated Amortization	Net
Patents	$1,092	$(974)	$118
Customer relationship	160	(29)	131
	$1,252	$(1,003)	$249

	December 31, 2018
	Gross	Accumulated Amortization	Net
Patents	$997	$(909)	$88
Customer relationship	160	(6)	154
	$1,157	$(915)	$242

Amortization expense during the years ended December 31, 2019, 2018 and 2017 was $88,000, $61,000 and $47,000, respectively.

The following table presents future intangible asset amortization as of year-end 2019 (in thousands):

2020	$85
2021	63
2022	38
2023	23
2024	23
Thereafter	17
Total	$249

Note 7. Details of Certain Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	December 31,
	2019	2018
Prepaid software and licenses	$321	$388
Prepaid insurance	473	275
Other prepaid expenses	94	169
Deferred commissions	753	629
Other	123	66
	$1,764	$1,527

Other assets (in thousands):

	December 31,
	2019	2018
Deferred commissions	$1,579	$1,560
Other	55	362
	$1,634	$1,922

Property and equipment, net (in thousands):

	December 31,
	2019	2018
Deployed equipment	$28,930	$24,767
Computer equipment	1,141	1,272
Software	1,314	1,239
Furniture and fixtures	169	210
Leasehold improvements	234	234
Vehicles	124	—
Construction in progress	1,209	953
	$33,121	$28,675
Accumulated depreciation and amortization	(16,565)	(12,171)
	$16,556	$16,504

Depreciation expense during the years ended December 31, 2019, 2018 and 2017 was $4.9 million, $3.9 million and $3.1 million, respectively.

Accrued expenses and other current liabilities (in thousands):

	December 31,
	2019	2018
Personnel-related accruals	$2,883	$2,603
Royalties payable	115	130
Professional fees	317	396
Sales/ use tax payable	91	273
Contingent consideration	750	750
Operating lease liability	302	—
Deferred rent	—	25
Other	427	250
	$4,885	$4,427

Note 8. Business Acquisitions

On October 3, 2018, the Company acquired certain technology, referred to as HunchLab, and related assets from Azavea Inc. The acquisition provides an opportunity to increase the Company’s revenue per customer with a related and value-added technology that helps deter crime through strategically planned patrol missions. The purchase consideration totaled $2.5 million, consisting of $1.7 million in cash and a contingent earnout payable in cash for up to $750,000 based on HunchLab’s revenues generated over the three-year period following the acquisition date. The Company determined the acquisition-date fair value of the contingent consideration liability based on the likelihood of meeting revenues forecasts.

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

The Company valued customer relationships and the software technology using the income approach. Significant assumptions include forecasts of revenues, cost of revenues, research and development expense, sales and marketing expense, general and administrative expense and estimated customer attrition rates. The Company discounted the cash flows at 25.5%, reflecting the risk profile of the assets.

Acquisition-related expenses totaled $0.2 million, which were included in general and administrative expense for the year ended December 31, 2018.

The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and HunchLab since the beginning of fiscal 2017, as results of operations for HunchLab are immaterial.

Note 9. Impairment of Property and Equipment

During the year ended December 31, 2019, the Company did not recognize any impairment.

During the year ended December 31, 2018, the Company recognized impairment expense of $0.7 million for the impairment of property and equipment primarily related to the remaining book value of indoor sensor inventory and indoor sensor networks installed at certain security customers. Management concluded that the impairment charges were required because the Company made the strategic decision to no longer include indoor coverage as part of its service offering.

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

Note 10. Financing Arrangements

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

There were no borrowings outstanding as of December 31, 2019 and 2018.

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

For the year ended December 31, 2017 the Company recognized interest expense of $1.1 million, based on the outstanding balance during the period.

During the year ended December 31, 2017, amortization of debt issuance costs was $132,000. Amortization of debt issuance costs is recorded in interest expense in the consolidated statements of operations.

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

Note 11. Related Party Transactions

During the year ended December 31, 2019, the Company recognized $0.6 million in revenues, from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and one of the Company’s significant shareholders. During the year ended December 31, 2018, the Company did not have any related party transactions. During the year ended December 31, 2017, the Company recognized approximately $0.7 million, in revenues from a reseller who was also an investor. As of December 31, 2017, the amount of accounts receivable due from this reseller was immaterial.

Note 12. Income Taxes

The domestic and foreign components of net income (loss) before income tax expense were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$1,743	$(3,083)	$(10,125)
Foreign	14	345	305
Net income (loss)	$1,757	$(2,738)	$(9,820)

The provision (benefit) for income tax consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	7	(13)	160
Total	7	(13)	160
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(48)	—	—
Total	(48)	—	—
Total tax expense (benefit)	$(41)	$(13)	$160

A reconciliation of income taxes at the statutory federal income tax rate to net income (loss) taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	December 31,
	2019	2018	2017
Income tax at statutory rate	$369	$(575)	$(3,339)
Change in valuation allowance	(17)	1,595	(8,354)
Change in tax rate	—	—	9,788
Change in deferreds	100	7	(39)
State tax	(133)	(309)	536
Mark-to-market on warrants	—	—	1,267
Stock-based compensation	(420)	(615)	84
Research and development credit	(82)	(220)	(62)
Foreign rate differential	(43)	(86)	56
Subpart F - GILTI	17	81	—
Subpart F- transition tax	—	—	68
Lobbying	102	78	79
Other	66	31	76
Total	$(41)	$(13)	$160

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$21,556	$21,461
Credits	2,055	1,969
Accruals and reserves	767	285
Deferred revenue and contract costs	116	458
Gross deferred tax assets	24,494	24,173
Valuation allowance	(23,693)	(23,710)
Net deferred tax assets	801	463
Deferred tax liabilities:
Fixed assets and intangibles	(836)	(545)
Total deferred tax liabilities, net	$(35)	$(82)

Realization of deferred tax assets is dependent upon future taxable income, if any, the timing and amount of which are uncertain. Management has determined that the deferred tax assets are not realizable on a more likely than not basis. Accordingly, deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $17,000 during the year ended December 31, 2019.

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $85.6 million, of which $80.6 million will expire between 2026 through 2038, if not utilized, and $5.0 million which do not expire. As of December 31, 2019, the Company also had state NOLs of approximately $55.1 million, which will expire, if not utilized, in 2019 through 2038.

As of December 31, 2019, the Company had available for carryover research and experimental credits for federal and California income tax purposes of approximately $1.4 million and $1.7 million, respectively, which are available to reduce future income taxes. The federal research and experimental tax credits will begin to expire, if not utilized, in 2026. The California research and experimental tax credits carry forward indefinitely until utilized.

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

Uncertain Tax Positions

The Company applied FASB ASC 740-10-50, Accounting for Uncertainty in Income Tax, which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company classifies interest and penalties as a component of tax expense as a result of the full valuation allowance.

The Company had unrecognized tax benefits of approximately $0.8 million as of December 31, 2019, all of which was offset by a full valuation allowance. No interest or penalties have been accrued as of December 31, 2019.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2017	$620
Increases for current year tax positions	114
Increases for prior year tax positions	—
Balance as of December 31, 2018	734
Increases for current year tax positions	75
Decrease for prior year tax positions	(37)
Balance as of December 31, 2019	$772

Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect the Company’s effective tax rate as a result of the full valuation allowances.

The Company files income tax returns in federal, various state and U.S. territory jurisdictions, and South Africa. The statute of limitations remains open for fiscal years 2005 through 2019 in the United States and the various state and the U.S. territory jurisdictions. Years beyond the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in earlier years which are being carried forward and may be audited in subsequent years when utilized.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. For the year ended December 31, 2019, the Company has elected to treat any potential GILTI inclusions as a period cost.

Note 13. Capital Stock

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

Since the closing of the IPO in 2017, there were no shares of convertible preferred stock outstanding.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.005 per share. At December 31, 2019 and 2018, there were 11,314,150 and 10,864,722 shares of common stock issued and outstanding, respectively. Holders of common stock have voting rights equal to one vote per share of common stock held and are entitled to receive any dividends as may be declared from time to time by the Board.

Prior to the IPO, common stock was subordinate to Series B-1 convertible preferred stock with respect to dividend rights and subordinate to Series B-1 and A-2 convertible preferred stock with respect to rights upon certain deemed liquidation events of the Company.

At December 31, 2019, shares of common stock reserved for future issuance were as follows:

December 31,
2019
Options outstanding	617,493
Shares available for future grant	1,632,636
Unvested restricted stock units	114,996
Warrants to purchase common stock	134,716
Total	2,499,841

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005, as provided in the Post-IPO Certificate. Since the closing of the IPO, there were no shares of preferred stock issued and outstanding.

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

During the year ended December 31, 2019, we repurchased 257,824 shares of our common stock at an average price of $26 per share for $6.7 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Note 14. Net Income (Loss) per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss)	$1,798	$(2,725)	$(9,980)
Denominator:
Weighted-average shares outstanding, basic	11,302,780	10,569,007	6,197,775
Weighted-average shares outstanding, diluted	11,846,348	10,569,007	6,197,775
Net income (loss) per share, basic	$0.16	$(0.26)	$(1.61)
Net income (loss) per share, diluted	$0.15	$(0.26)	$(1.61)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	269,202	820,186	1,294,128
Unvested restricted stock units	54,620	110,764	47,312
Warrants to purchase Series B-1 convertible preferred or common stock	—	163,713	468,278
Total	323,822	1,094,663	1,809,718

Note 15. Convertible Preferred Stock Warrants and Common Stock Warrants

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

During the year ended December 31, 2019, certain warrants were exercised on a cashless basis and converted into 13,865 shares of common stock.

At December 31, 2019, 2018 and 2017, the Company had the following common stock warrants issued and outstanding:

	Shares
Warrant Class	2019	2018	2017	Issuance Date	Price per Share	Expiration Date
Common stock warrant	—	3,766	165,925	July 2012	$5.8667	July 2019
Common stock warrant	—	25,231	61,502	August 2012	$5.8667	August 2019
Common stock warrant	50,716	50,716	156,851	February 2014	$0.1700	February 2021
Common stock warrant (1)	84,000	84,000	84,000	June 2017	$13.2000	June 2020
	134,716	163,713	468,278

(1)	This warrant was issued to the Company’s lead underwriter in connection with the IPO.

In March 28, 2017, in connection with the amendment of the 2015 Term Note (see Note 10, Financing Arrangements for details regarding the amendment of the 2015 Term Note), the Company issued a warrant to purchase 76,704 shares of Series B-1 preferred stock at an exercise price of $5.8667 per share which was reduced to 61,363 shares upon the completion of the Company’s IPO because greater than $25 million in proceeds were raised. The Company determined the fair value of the warrants on the date of issuance to be $111,000. The warrants were immediately exercisable.

In June 2017, in connection with its public offering, the Company issued a warrant to purchase 84,000 shares of common stock to its lead underwriter (the “June 2017 Warrant”). The Company determined the fair value of the June 2017 Warrant on the date of issuance to be $0.3 million. The June 2017 Warrant was immediately exercisable.

Note 16. Equity Incentive Plans

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

Options granted under the 2005 Plan and 2017 Plan generally vest over four years and expire no later than 10 years from the grant date. The 2005 Plan and 2017 Plan grants the Board discretion to determine when the options granted will become exercisable. The 2005 Plan and 2017 Plan allows for the exercise of unvested options with repurchase rights over the restricted common stock issued. The Company records proceeds from early exercises as a liability and reclassifies the amount to equity as the repurchase right lapses. At December 31, 2019, 2018, and 2017, there were no unvested options resulting from early exercises.

Aggregate intrinsic value represents the difference between the Company’s estimated or actual fair value of its common stock and the exercise price of outstanding “in-the-money” options. The aggregate intrinsic value of options exercised was $12.1 million, $12.6 million and $0.8 million during the years ended December 31, 2019, 2018 and 2017, respectively. Based on the fair market value of the Company’s common stock at December 31, 2019, 2018 and 2017, the total intrinsic value of all outstanding options was $7.8 million, $19.3 million and $15.9 million, respectively.

At December 31, 2019, 2018 and 2017, total unrecognized stock-based compensation cost related to unvested stock options was $4.4 million, $3.3 million and $0.8 million, respectively, which will be recognized ratably over a weighted-average period of 2.9 years, 3.3 years and 3.2 years for each period.

Cash received from the exercise of stock options during the years ended December 31, 2019, 2018 and 2017 was $0.5 million, $0.6 million and $55,000, respectively.

No income tax benefits from stock-based compensation arrangements have been recognized in the consolidated statements of operations.

The fair value of stock option grants is set forth below and was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Fair value of common stock	$20.07-$44.95	$23.72-$47.39	$3.06-$19.56
Expected term (in years)	6	6	5-6
Risk-free interest rate	1.71%-2.49%	2.60%-3.00%	1.85%-2.29%
Expected volatility	64%-67%	64%-67%	55%
Expected dividend yield	—	—	—

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, and shares of restricted stock.

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants will be made under the 2005 Plan.

A summary of stock option activities under the 2005 Plan and 2017 Plan during 2017, 2018 and 2019 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,130,141	$0.86
Granted	261,476	$5.52
Exercised	(74,984)	$0.74
Canceled	(22,505)	$1.52
Outstanding at December 31, 2017	1,294,128	$1.79
Granted	157,078	$33.70
Exercised	(609,985)	$0.90
Canceled	(21,035)	$6.78
Outstanding at December 31, 2018	820,186	$8.44
Granted	138,200	$35.76
Exercised	(307,365)	$1.47
Canceled	(33,528)	$24.80
Outstanding at December 31, 2019	617,493	$17.13

Stock options outstanding, exercisable and vested were as follows:

Outstanding at December 31, 2019	Weighted- average Remaining Contractual Life (years)	Exercisable and Vested as of December 31, 2019	Weighted- average Remaining Contractual Life (years)	Weighted- average Exercise Price
617,493	7.36	308,217	6.22	8.06

Outstanding at December 31, 2018	Weighted- average Remaining Contractual Life (years)	Exercisable and Vested as of December 31, 2018	Weighted- average Remaining Contractual Life (years)	Weighted- average Exercise Price
820,186	7.17	439,927	5.99	1.66

Outstanding at December 31, 2017	Weighted- average Remaining Contractual Life (years)	Exercisable and Vested as of December 31, 2017	Weighted- average Remaining Contractual Life (years)	Weighted- average Exercise Price
1,294,128	6.22	883,959	5	0.85

During the year ended December 31, 2019, the company granted non-employee directors restricted stock unit (“RSU”) awards totaling 14,755 shares of common stock, with vesting terms of approximately 2 months to 12 months. The weighted average fair value of $41.90 per unit was calculated using the closing stock price on the date of grants.

During the year ended December 31, 2018, the company granted non-employee RSU awards totaling 17,881 shares of common stock, with vesting terms of approximately 12 months. The fair value of $28.45 per unit was calculated using the closing stock price on the date of grants.

During the year ended December 31, 2019, the Company granted executive management RSU awards totaling 39,597 shares of common stock, with vesting terms of 6.25% vest quarterly for the next four years. The fair value of $44.95 per unit was calculated using the closing stock price on the grant dates.

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

The following table summarizes the activity of RSU awards during 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2018	110,764	$19.58
Granted	54,351	$44.12
Vested	(58,150)	$24.75
Unvested RSUs at December 31, 2019	106,965	$29.24

During the year ended December 31, 2019, the Company granted certain executive management RSU awards, subject to certain financial milestones, totaling 8,031 shares of common stock, with vesting terms 100% upon the first anniversary, if the Compensation Committee of the Board of Directors of the Company believes that the associated financial milestones were met. The weighted average fair value of $43.58 per unit was calculated using the closing stock price on the grant date. At the end of the year the associated milestones were not met and the expense was reversed.

At December 31, 2019, 2018 and 2017, total unrecognized stock-based compensation cost related to RSUs was $2.4 million, $1.4 million, and $0.3 million, respectively, which will be recognized ratably over a weighted-average period of 2.6 years, 2.7 years and 0.4 years, respectively. The fair values of RSUs that vested during the years ended December 31, 2019 and 2018 totaled $1.4 million and $0.6 million respectively. No RSUs vested during the year ended December 31, 2017.

Our equity-based incentive plans include stock options, restricted stock units and other stock awards. The number of shares available for grant under these plans was 1,632,636 as of December 31, 2019.

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

There were 65,639 shares issued during 2019 and 316,623 shares available under the 2017 ESPP as of December 31, 2019.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the consolidated statements of operations and was allocated as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenues	$670	$316	$75
Sales and marketing	955	770	133
Research and development	365	272	69
General and administrative	1,067	1,110	351
Total	$3,057	$2,468	$628

Stock-based compensation expense is recognized over the award’s expected vesting schedule. Forfeitures are recognized as and when they occur.

Note 17. Benefit Plan

The Company sponsors a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company is allowed to make 401(k) matching contributions as defined in the plan and as approved by the Board. The Company matched 50% of employee contributions made during 2019 up to a maximum of 2% of compensation; the match will be deposited to the employees’ 401(k) accounts in 2020. During the year ended December 31, 2019, the Company recorded $0.2 million of matching contribution expense. These matching contributions are subject to additional vesting criteria. The Company did not make any contributions to the plan during the years ended December 31, 2018 and 2017.

Note 18. Leases

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease which expires in October 2021. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions or renewal options. Our lease includes both lease (e.g., fixed monthly rent payments) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. Upon adoption of ASC 842 on January 1, 2019, the Company recognized an operating lease right-of-use asset of $0.9 million and a corresponding lease lability of $0.9 million, using a discount rate of 6% which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of adoption. The operating lease cost recognized for the year ended December 31, 2019 was $0.3 million. Rent expense recognized for the years ended December 31, 2018 and 2017 was $0.6 million and $0.4 million, respectively.

Supplemental information related to the operating lease as follows (in thousands):

As of December 31, 2019
Assets
Operating lease right-of-use asset	$556
Liabilities
Lease liability (short-term) (presented within Accrued expenses and other current liabilities)	$302
Lease liability (long-term) (presented within Other liabilities)	296
Total operating lease liability	$598

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (presented within Operating cash flows)	$347

Maturities of the lease liability at December 31, 2019 are as follows (in thousands):

2020	$328
2021	304
Total lease payments, undiscounted	632
Less: imputed interest	(34)
Total	$598

The Company does not have any finance leases.

The following table is shown for comparative purposes only. The future minimum lease payments under the non-cancelable lease at December 31, 2018 are as follows (in thousands):

2019	$352
2020	357
2021	304
Total	$1,013

Note 19. Commitments and Contingencies

The company has non-cancelable data center arrangements in which the original term exceeds one year.

The following is a schedule of future minimum payments under the non-cancelable data center arrangements at December 31, 2019 (in thousands):

Data Center Arrangements
2020	$76
2021	—
Total	$76

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

On August 28, 2018, Silvon S. Simmons (the "Plaintiff") amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add the Company and employees as a defendant. The amended complaint alleges conspiracy to violate plaintiff's civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that ShotSpotter colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff's conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney's fees. The Company believes that the Plaintiff's claims are without merit and are disputing them vigorously. No amounts have been accrued as of December 31, 2019 or 2018.

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

Note 20. Subsequent Events

For the audited consolidated financial statements, management evaluated subsequent events through March 12, 2020, which is the date these consolidated financial statements were issued.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Item 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017

3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017

4.1	Form of Common Stock Certificate	S-1/A	333-217603	4.1	May 19, 2017

4.2	Investors' Rights Agreement, by and among ShotSpotter, Inc. and the investors listed on Exhibit A thereto, dated July 12, 2012	S-1	333-217603	4.2	May 2, 2017

4.3	Form of Warrant to purchase shares of Series B-1 Preferred Stock issued to certain stockholders in connection with the sale of Series B-1 Preferred Stock in February 2014	S-1	333-217603	4.6	May 2, 2017

4.4	Form of Warrant to Purchase Shares of Common Stock issued to Roth Capital Partners, LLC in June 2017	10-Q	001-38107	10.1	August 14, 2017

4.5	Description of Capital Stock					X

10.1(#)	ShotSpotter, Inc. Nonemployee Director Compensation Policy					X

10.2(#)	ShotSpotter, Inc. Amended and Restated 2005 Stock Plan	S-1	333-217603	10.1	May 2, 2017

10.3(#)	Forms of Option Agreement and Option Grant Notice under the Amended and Restated 2005 Stock Plan	S-1	333-217603	10.2	May 2, 2017

10.4(#)	ShotSpotter, Inc. 2017 Equity Incentive Plan	S-1/A	333-217603	10.3	May 19, 2017

10.5(#)	Forms of Option Agreement and Option Grant Notice under the 2017 Equity Incentive Plan	S-1/A	333-217603	10.4	May 19, 2017

10.6(#)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Restricted Terms and Conditions under the 2017 Equity Incentive Plan	S-1/A	333-217603	10.5	May 19, 2017

10.7(#)	ShotSpotter, Inc. 2017 Employee Stock Purchase Plan	S-1/A	333-217603	10.6	May 19, 2017

10.8(#)	Form of Restricted Stock Unit Grant Notice for Directors	10-Q	001-38107	10.6	August 14, 2017

10.9(#)	Form of Indemnification Agreement by and between ShotSpotter, Inc.	S-1	333-217603	10.7	May 2, 2017

10.10(#)	Offer Letter between ShotSpotter, Inc. and Ralph A. Clark, dated March 13, 2017	S-1	333-217603	10.8	May 2, 2017

10.11(#)	Offer Letter between ShotSpotter, Inc. and Alan R. Stewart, dated March 13, 2017	S-1	333-217603	10.9	May 2, 2017

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

10.12(#)	Offer Letter between ShotSpotter, Inc. and Joseph O. Hawkins, dated March 13, 2017	S-1	333-217603	10.10	May 2, 2017

10.13(#)	Offer Letter between ShotSpotter, Inc. and Paul S. Ames, dated March 13, 2017	S-1	333-217603	10.11	May 2, 2017

10.14(#)	Offer Letter between ShotSpotter, Inc. and Gary T. Bunyard, dated March 13, 2017	S-1	333-217603	10.12	May 2, 2017

10.15(#)	Offer Letter between ShotSpotter, Inc. and Sam Klepper, dated March 2, 2018	10-Q	333-217603	10.1	May 10, 2018

10.16(#)	Offer Letter between ShotSpotter, Inc. and Nasim Golzadeh, dated February 20, 2019	10-K	333-217603	10.16	March 4, 2019

10.17	Lease Agreement between BMR-Pacific Research Center LP and ShotSpotter, Inc., dated August 14, 2012	S-1	333-217603	10.14	May 2, 2017

10.18	First Amendment to Lease Agreement between BMR-Pacific Research Center LP and ShotSpotter, Inc., dated September 3, 2014	S-1	333-217603	10.15	May 2, 2017

10.19	Second Amendment to Lease Agreement between BMR-Pacific Research Center LP and ShotSpotter, Inc., dated December 15, 2016	S-1	333-217603	10.16	May 2, 2017

10.20	Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated September 27, 2018	10-Q	333-217603	10.1	November 14, 2018

10.21	First Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated May 21, 2019	8-K	333-217603	10.1	May 24, 2019

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm for ShotSpotter, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Indicates management contract or compensatory plan.
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

SHOTSPOTTER, INC.

Date: March 12, 2020	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: March 12, 2020	By:	/s/ Alan R. Stewart
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

Signature	Title	Date

/s/ Ralph A. Clark	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 12, 2020
Ralph A. Clark

/s/ Alan R. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020
Alan R. Stewart

/s/ Pascal Levensohn	Director	March 12, 2020
Pascal Levensohn

/s/ Thomas T. Groos	Director	March 12, 2020
Thomas T. Groos

/s/ Randall Hawks, Jr.	Director	March 12, 2020
Randall Hawks, Jr.

/s/ Marc Morial	Director	March 12, 2020
Marc Morial

/s/ William J. Bratton	Director	March 12, 2020
William J. Bratton