Form 10-Q
period 2020-03-31
SHOTSPOTTER, INC
filed 2020-05-11
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 11,399,300 shares of common stock, $0.005 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$28,677	$24,550
Accounts receivable and contract asset	7,313	13,883
Prepaid expenses and other current assets	1,564	1,764
Total current assets	37,554	40,197
Property and equipment, net	16,617	16,556
Operating lease right-of-use asset	485	556
Goodwill	1,379	1,379
Intangible assets, net	244	249
Other assets	1,563	1,634
Total assets	$57,842	$60,571
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,003	$1,179
Deferred revenue, short-term	24,091	26,360
Accrued expenses and other current liabilities	4,033	4,885
Total current liabilities	29,127	32,424
Deferred revenue, long-term	497	598
Other liabilities	237	298
Total liabilities	29,861	33,320
Stockholders' equity
Preferred stock	—	—
Common stock	57	57
Additional paid-in capital	123,851	122,907
Accumulated deficit	(95,566)	(95,579)
Accumulated other comprehensive loss	(361)	(134)
Total stockholders' equity	27,981	27,251
Total liabilities and stockholders' equity	$57,842	$60,571

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$10,458	$9,593
Costs
Cost of revenues	4,342	4,004
Total costs	4,342	4,004
Gross profit	6,116	5,589
Operating expenses
Sales and marketing	2,516	2,629
Research and development	1,352	1,294
General and administrative	2,271	1,986
Total operating expenses	6,139	5,909
Operating loss	(23)	(320)
Other income (expense), net
Interest income, net	93	33
Other expense, net	(58)	(57)
Total other income (expense), net	35	(24)
Income (loss) before income taxes	12	(344)
Provision (benefit) for income taxes	(1)	18
Net income (loss)	$13	$(362)
Net income (loss) per share, basic	$0.00	$(0.03)
Net income (loss) per share, diluted	$0.00	$(0.03)
Weighted average shares used in computing net income (loss) per share, basic	11,337,491	11,005,781
Weighted average shares used in computing net income (loss) per share, diluted	11,715,426	11,005,781

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$13	$(362)
Other comprehensive loss:
Change in foreign currency translation adjustment, net	(227)	(13)
Comprehensive loss	$(214)	$(375)

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	11,314,150	$57	$122,907	$(95,579)	$(134)	$27,251
Exercise of stock options	17,543	—	57	—	—	57
Issuance of common stock in connection with exercise of warrants	46,939	—	—	—	—	—
Issuance of common stock from RSUs vested	20,297	—	—	—	—	—
Stock-based compensation	—	—	887	—	—	887
Other comprehensive loss	—	—	—	—	(227)	(227)
Net income	—	—	—	13	—	13
Balance at March 31, 2020	11,398,929	$57	$123,851	$(95,566)	$(361)	$27,981

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	10,864,722	$55	$114,618	$(97,377)	$(149)	$17,147
Exercise of stock options	177,408	1	218	—	—	219
Issuance of common stock upon secondary offering, net of costs	250,000	1	10,553	—	—	10,554
Issuance of common stock from RSUs vested	28,790	—	—	—	—	—
Stock-based compensation	—	—	754	—	—	754
Other comprehensive loss	—	—	—	—	(13)	(13)
Net loss	—	—	—	(362)	—	(362)
Balance at March 31, 2019	11,320,920	$57	$126,143	$(97,739)	$(162)	$28,299

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$13	$(362)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,343	1,217
Amortization of intangible assets	24	21
Stock-based compensation	887	754
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable and contract asset	6,570	7,892
Prepaid expenses and other assets	310	195
Accounts payable	(562)	(346)
Accrued expenses and other current liabilities	(491)	(810)
Deferred revenue	(2,370)	344
Net cash provided by operating activities	5,726	8,905
Cash flows from investing activities:
Purchase of property and equipment	(1,117)	(896)
Investment in intangible and other assets	(24)	(34)
Net cash used in investing activities	(1,141)	(930)
Cash flows from financing activities:
Payment of contingent consideration liability	(347)	—
Proceeds from issuance of common stock in public offering	—	11,247
Payments of offering costs	—	(127)
Proceeds from exercise of stock options	58	219
Net cash provided by (used in) financing activities	(289)	11,339
Increase in cash, cash equivalents and restricted cash	4,296	19,314
Effect of exchange rate on cash and cash equivalents	(169)	(8)
Cash, cash equivalents and restricted cash at beginning of year	24,550	10,278
Cash, cash equivalents and restricted cash at end of period	$28,677	$29,584

Supplemental cash flow disclosures:
Offering costs included in accounts payable	$—	$317
Purchases of property and equipment included in accounts payable	$623	$626

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement to help deter gun violence and make cities, campuses and facilities safer. The company’s flagship product, ShotSpotter Flex, is the leading outdoor gunshot detection, location and forensic system trusted by over 100 cities. ShotSpotter SecureCampus and ShotSpotter SiteSecure are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident. ShotSpotter Missions uses machine learning-driven analysis to help strategically plan directed patrol missions and tactics for maximum crime deterrence. ShotSpotter Labs is the Company’s effort to support innovative uses of its technology to help protect wildlife and the environment. The Company offers its solutions on a SaaS-based subscription model to its customers.

The Company’s principal executive offices are located in Newark, California. The Company has three wholly-owned subsidiaries in South Africa, Columbia and Brazil.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, equity statement and cash flows for the interim periods, but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2020 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates, including the valuation of accounts receivable, the lives and realization of tangible and intangible assets, stock-based compensation expense, accounting for revenue recognition, and income taxes. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

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

Concentration of Accounts Receivable –At March 31, 2020, one customer accounted for 26% of the Company’s total accounts receivable. At December 31, 2019, one customer accounted for 55% of the Company’s total accounts receivable.

Concentration of Revenues – For the three months ended March 31, 2020, two customers accounted for 19% and 13% of the Company’s total revenues. For the three months ended March 31, 2019, two customers accounted for 21% and 14% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Recent Accounting Pronouncements Not Yet Effective

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740), simplifying the accounting for income taxes by removing certain exceptions to the general principles. The guidance will be effective at the beginning of the Company’s first quarter of fiscal 2022. Early adoption of the amendments is permitted. We do not expect the adoption of this ASU to have any material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit loss (CECL) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective at the beginning of the Company’s first quarter of fiscal 2023. Early adoption of the amendments is permitted. The Company is currently evaluating the effect this ASU will have on its condensed consolidated financial statements.

Note 3. Revenue Related Disclosures

As of December 31, 2019, the Company had total short-term and long-term deferred revenue of $27.0 million. During the three months ended March 31, 2020, the Company recognized $9.4 million in revenue from the beginning deferred revenue balance and $1.0 million from new billings and added $8.1 million to total short-term and long-term deferred revenue from new billings.

As of December 31, 2018, the Company had total short-term and long-term deferred revenue of $24.2 million. During the three months ended March 31, 2019, the Company recognized $8.4 million in revenue from the beginning deferred revenue balance and $1.1 million from new billings and added $9.8 million to total short-term and long-term deferred revenue from new billings.

As of March 31, 2020, the Company has estimated remaining performance obligations for contractually committed revenues of $29.3 million, $21.9 million, $5.5 million, and $0.8 million that will be recognized during the remainder of the year ending December 31, 2020, the years ending December 31, 2021, 2022, and the three-year period from 2023 through 2025, respectively. The timing of revenue recognition includes estimates of go-live dates for contracts not yet live. There is considerable uncertainty in the Company’s estimates of go-live dates as a result of the novel strain of coronavirus (COVID-19) pandemic and resulting disruption in the Company’s ability to deploy new go-live miles. See Note 12. Commitments and Contingencies. Contractually committed revenue includes deferred revenue as of March 31, 2020 and amounts under contract that will be invoiced after March 31, 2020.

During the three months ended March 31, 2020, the Company recognized revenues of $10.3 million from customers in the United States, and $0.2 million from a customer in the Bahamas.

During the three months ended March 31, 2019, the Company recognized revenues of $9.3 million from customers in the United States and $0.3 million from customers in South Africa and the Bahamas.

Accounts Receivable, net and Contract Asset

Accounts receivable, net consist of trade accounts receivable from the Company’s customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivable are recorded as the invoiced amount. The Company does not require collateral or other security for accounts receivable. Contract asset consists of revenues recognized in advance of invoicing the customer.

The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses based on the Company’s historical experience. At March 31, 2020 and December 31, 2019, the Company did not have an allowance for potential credit losses as there were no estimated credit losses.

Note 4. Fair Value Measurements

In October 2018, upon the acquisition of certain technology, referred to as HunchLab, from Azavea, Inc., the Company recognized a contingent consideration liability classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly nor indirectly observable. The Company estimates the fair value of the contingent consideration based on management’s estimates of (i) the probability of achieving the relevant revenue targets and (ii) the timing of achieving such targets. During the three months ended March 31, 2020, based on the relevant revenues earned during the first year of the three-year contingent consideration period, the Company paid $0.3 million to Azavea, Inc., resulting in a reduction of the contingent consideration liability.

The changes in the fair value of contingent consideration liability for 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$750	$750
Payment of contingent consideration liability	(347)	—
Balance, end of period	$403	$750

Note 5. Details of Certain Condensed Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid software and licenses	$413	$321
Prepaid insurance	197	473
Other prepaid expenses	111	94
Deferred commissions	726	753
Other	117	123
	$1,564	$1,764

Other assets (long-term) (in thousands):

	March 31,	December 31,
	2020	2019
Deferred commissions	$1,439	$1,579
Other	124	55
	$1,563	$1,634

Accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2020	2019
Personnel-related accruals	$2,410	$2,883
Royalties payable	74	115
Professional fees	374	317
Sales/ use tax payable	84	91
Contingent consideration liability	403	750
Operating lease liability	309	302
Other	379	427
	$4,033	$4,885

Other liabilities (long-term) (in thousands):

	March 31,	December 31,
	2020	2019
Operating lease liability	$209	$297
Other	28	1
	$237	$298

Note 6. Related Party Transactions

During the three months ended March 31, 2020, the Company recognized $0.1 million in revenues from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and one of the Company’s significant stockholders. The Company did not have any revenues from ShotSpotter Labs projects during the three months ended March 31, 2019.

Note 7. Capital Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.005 and each outstanding share of common stock is entitled to one vote.

At March 31, 2020 and December 31, 2019, there were 11,398,929 and 11,314,150 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005. At March 31, 2020, there were no shares of preferred stock issued and outstanding.

Stock Repurchase Program

In May 2019, the Company announced that its Board of Directors (the “Board”) had approved a stock repurchase program for up to $15 million of the Company’s common stock. The shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or by other methods in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, general market and economic conditions and applicable legal requirements. The stock repurchase program does not obligate the Company to purchase any particular amount of common stock and may be modified, suspended or discontinued at any time.

During the three months ended March 31, 2020 and 2019, the Company did not repurchase any shares. At March 31, 2020, the Company was authorized to repurchase the remaining $8.3 million of its common stock under the stock repurchase program.

Note 8. Net Income (Loss) per Share

The computation of basic net income (loss) per share is based on the weighted-average number of common stock outstanding during each period. The computation of diluted net income (loss) per share is based on the weighted-average number of shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, employee stock purchase plan purchase rights and warrants.

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$13	$(362)
Denominator:
Weighted-average shares outstanding, basic	11,337,491	11,005,781
Dilutive effect of common stock equivalents	377,935	—
Weighted-average shares outstanding, diluted	11,715,426	11,005,781
Net income (loss) per share, basic	$0.00	$(0.03)
Net income (loss) per share, diluted	$0.00	$(0.03)

Note 9. Common Stock Warrants

At March 31, 2020, the Company had the following common stock warrants issued and outstanding (in thousands, except share and per share data):

Warrant Class	Shares	Issuance Date	Price per Share	Expiration Date
Common stock warrant	50,716	February 2014	$0.1700	February 2021

Note 10. Equity Incentive Plans

2017 Equity Incentive Plan

In May 2017, the Board and the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective in connection with the Company’s initial public offering of common stock (“IPO”). The 2017 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. A total of 2,413,659 shares of the Company’s common stock were initially reserved for issuance under the 2017 Plan, which is the sum of (1) 900,000 shares, (2) the number of shares reserved for issuance under the 2005 Plan (as defined below) at the time the 2017 Plan became effective and (3) shares subject to stock options or other stock awards under the 2005 Plan that would have otherwise been returned to the 2005 Plan (up to a maximum of 1,314,752 shares). Under an “evergreen” provision, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and ending on and including January 1, 2027, by of 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 Plan was automatically increased on January 1, 2020 by 565,707 shares, which was equal to 5% of the total number of shares of capital stock outstanding on December 31, 2019.

2005 Stock Plan

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, and shares of restricted stock.

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants were made under the 2005 Plan.

A summary of option activities under the 2005 Plan and 2017 Plan during the three months ended March 31, 2020 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2019	617,493	$17.13
Granted	226,205	$32.26
Exercised	(17,543)	$3.29
Canceled	(18,212)	$24.12
Outstanding as of March 31, 2020	807,943	$21.51

During the three months ended March 31, 2020, the Company granted executive management restricted stock unit (“RSU”) awards totaling 57,048 shares of common stock, with quarterly vesting over the next four years. The weighted average fair value of $34.07 per unit was calculated using the closing stock price on the grant date.

The number of shares available for grant under the 2017 Plan was 1,933,302 as of March 31, 2020.

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

There were 200,000 shares of common stock initially reserved for issuance under the 2017 ESPP. In addition, the 2017 ESPP contains an “evergreen” provision which provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under our 2017 ESPP was automatically increased on January 1, 2020 by 150,000 shares.

There were no shares issued under the 2017 ESPP during the three months ended March 31, 2020. The number of shares available for grant under the 2017 ESPP was 466,623 as of March 31, 2020.

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

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$217	$133
Sales and marketing	256	266
Research and development	102	87
General and administrative	312	268
Total	$887	$754

Note 11. Leases

Operating Lease

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease that expires in October 2021. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions or renewal options. Our lease includes both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs), which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. Upon adoption of Topic 842 on January 1, 2019, the Company recognized an operating lease right-of-use asset of $0.9 million and a corresponding lease lability of $0.9 million, using a discount rate of 6%, which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of adoption. The operating lease cost recognized for the three months ended March 31, 2020 and 2019 was $0.1 million for each period.

Supplemental information related to the operating lease is as follows (in thousands):

	As of March 31, 2020	As of December 31, 2019
Assets
Operating lease right-of-use asset	$485	$556
Liabilities
Lease liability (short-term) (presented within Accrued expenses and other current liabilities)	$309	$302
Lease liability (long-term) (presented within Other liabilities)	209	296
Total operating lease liability	$518	$598

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (presented within Cash flows from operating activities)	$89	$86

Maturities of the lease liability at March 31, 2020 are as follows (in thousands):

2020 (remainder of year)	$239
2021	304
Total lease payments, undiscounted	543
Less: imputed interest	(25)
Total	$518

The Company does not have any finance leases.

Note 12. Commitments and Contingencies

The Company has non-cancelable data center arrangements in which the original term exceeds one year.

The following is a schedule of future minimum payments under the non-cancelable data center arrangements at March 31, 2020 (in thousands):

Data Center Arrangements
2020 (remainder of year)	$19
Total	$19

Contingencies

On August 28, 2018, Silvon S. Simmons (the “Plaintiff”) amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add the Company and employees as a defendant. The amended complaint alleges conspiracy to violate plaintiff’s civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that ShotSpotter colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff’s conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney’s fees. The Company believes that the Plaintiff’s claims are without merit and are disputing them vigorously.

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

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. These factors have negatively impacted the Company’s operations and results of operations for the first quarter of 2020, in particular due to its inability to deploy new “go-live” miles since mid-March 2020. The Company expects that the evolving COVID-19 pandemic will continue to have an adverse impact on its results of operations, in particular while its sales force remains restricted from traveling due to a travel ban the Company imposed for the safety of its employees.  While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business and results of operations, including its revenues, earnings and cash flows from operations, will be materially adversely impacted in the second quarter of 2020 and at least the balance of 2020, including as a result of:

•Further delays in its ability to deploy new “go-live” miles attributable to company policies designed to protect employee health and government restrictions;

•Greater funding challenges for its customer base, which may adversely affect customer contract renewals, expansion of existing customer deployments or new customer sales;

•Possible disruption to the Company’s supply chain caused by distribution and other logistical issues, which may further delay its ability to deploy new go-live miles; and

•potential decrease in productivity of its employees or that of its customers or suppliers due to travel ban, work-from-home or shelter-in-place policies and orders.

Note 13. Subsequent Event

In April 2020, the Company entered into a non-cancelable five-year lease for an office space in Washington D.C., in connection with establishing a presence in the nation’s capital. The new facilities will also house a satellite Incident Review Center.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and other financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, those discussed in the subsection titled “– Impact of COVID-19 on our Business” below, as well as the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help deter gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Flex, is the leading outdoor gunshot detection, location and alerting system. Our patrol management software, ShotSpotter Missions (formerly HunchLab), creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. In 2019, we created a new technology innovation unit, ShotSpotter Labs, to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. Our gunshot detection solutions are trusted by law enforcement agencies in over 100 cities as of March 31, 2020.

Our gunshot detection solutions consist of highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors designed to detect outdoor gunfire. The speed and accuracy of our gunfire alerts enable law enforcement and security personnel to reduce their response times to shooting events, which can increase the chances of apprehending the shooter, providing timely aid to victims, and identifying witnesses before they scatter, as well as aid in evidentiary collection and serve as an overall deterrent. When a potential gunfire incident is detected by our sensors, our software precisely locates where the incident occurred and applies machine classification combined with human review by acoustic experts in our Incident Review Center (“IRC”), who are on duty 24 hours a day, seven days a week, every day of the year, to analyze and validate the incident. Our acoustic experts can supplement alerts with additional tactical information, such as the potential presence of multiple shooters or the use of high-capacity weapons. An alert containing a location on a map and additional tactical information about the incident is sent directly to subscribing law enforcement or security personnel through any internet-connected computer and to iPhone or Android mobile devices. Gunshot incident alerts are typically sent within 45 seconds of the receipt of the gunfire incident.

We generate annual subscription revenues from the deployment of ShotSpotter Flex on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Missions solution is also sold on a subscription basis. As of March 31, 2020, we had ShotSpotter Flex, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for approximately 760 square miles, of which 735 square miles had gone live. Coverage areas under contract included 105 cities and 13 campuses/sites across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. As a result of the COVID-19 pandemic, work-from-home and travel ban policies designed to protect the health of employees, and related government-mandated restrictions, our ability to deploy customer solutions since mid-March 2020 has been materially impacted. While this disruption is currently expected to be temporary, there is considerable uncertainty around the magnitude or duration.

While we intend to continue to devote resources to increase sales of our ShotSpotter SecureCampus, ShotSpotter SiteSecure, ShotSpotter Labs and ShotSpotter Missions solutions, we expect that revenues from our ShotSpotter Flex solution will continue to comprise a substantial majority of our revenues for the foreseeable future. ShotSpotter Labs projects are generally conducted in coordination with a sponsoring charitable organization. These projects may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, ShotSpotter Labs projects will normally produce gross margins significantly lower than our Flex solutions. Additionally, starting in early 2020, we have added new pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

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

We generated revenues of $10.5 million and $9.6 million for the three months ended March 31, 2020 and 2019, respectively, a year-over-year increase of 9%. Revenues from ShotSpotter Flex during the three months ended March 31, 2020 and 2019, represented approximately 97% and 96% of total revenues, respectively. Our two current largest customers, the City of Chicago and the City of New York, accounted for 19% and 13%, respectively, of our total revenues for the three months ended March 31, 2020, and 21% and 14%, respectively, of our total revenues for the three months ended March 31, 2019.

For the three months ended March 31, 2020 and 2019, revenues generated within the United States accounted for $10.3 million and $9.0 million, respectively, or 98% and 97%, respectively, of total revenues for the both periods, and $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, and was derived from our customers located outside the United States.

We had net income of $13,000 and a net loss of $0.4 million for the three months ended March 31, 2020 and 2019, respectively. Our accumulated deficit was $95.6 million at March 31, 2020 and December 31, 2019.

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. The challenges we are facing in this regard as a result of the COVID-19 pandemic are summarized in the section below entitled “—Impact of COVID-19 on our Business.”  Other challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming and the fact that our typical sales cycle is often very long, difficult to estimate accurately and can be costly. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales in order to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion, particularly for our ShotSpotter Flex solution.

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

In October 2018, we acquired the HunchLab technology and related assets that underline our ShotSpotter Missions solution. ShotSpotter Missions applies risk modeling and artificial intelligence to help forecast when and where crimes are likely to emerge and recommends directed patrols that can deter these events. HunchLab technology provides a high-value, and complementary solution we can immediately offer to our existing law enforcement customers. We believe our investment will democratize the sharing of important intelligence with patrol officers who currently have limited direct access to crime analysts.

With respect to international sales, we believe that we have the potential to expand our coverage within existing areas, and to pursue opportunities in Latin America and other regions of the world. By adding additional sales resources in strategic locations, we believe we will be better positioned to reach these markets. However, we recognize that we have limited international operational experience and currently operate in a limited number of regions outside of the United States. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic and political risks. We may face additional challenges that may delay contract execution related to negotiating with governments in transition, the use of third-party integrations and consultants. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend or make more difficult to predict the length of what is already a lengthy sales cycle.

Net New “Go-Live” Miles

Net new “go-live” square miles represent the square miles covered by deployments of our gunshot detection solutions that were formally approved by customers during the quarter, both from initial and expanded customer deployments, net of square miles that ceased to be “live” during the quarter due to customer cancellations. New square miles include deployed square miles that may have been sold, or booked, in prior quarters. We focus on net new “go-live” miles as a key business metric to measure our operational performance and inform strategic decisions. The new “go-live” miles in the first quarter of 2020 included the completion of our deployment in Puerto Rico, and also are net of four miles lost due to our loss of a customer in Georgia.

This metric, presented below for the three months ended March 31, 2020 and 2019, is calculated on a quarterly basis using internal data, and may be calculated in a manner different than similar metrics used by other companies. As a result of the COVID-19 pandemic, policies designed to protect the health of our employees and those of our customers, and related government-mandated restrictions on our business, as well as the businesses of our customers and suppliers, we have been unable to deploy customer solutions since mid-March 2020, resulting in an inability to recognize revenues from new go-live miles from customers under contract. While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. For a discussion of the risks to our ability to deploy new miles associated with the COVID-19 pandemic, see “– “Impact of COVID-19 on our Business” below, as well as in the risk factors described in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2020	2019
Net new "go-live" square miles added	5	12

Impact of COVID-19 on our Business

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. These factors have impacted our operations and results of operations for the first quarter of 2020, in particular due to our inability to deploy new “go-live” miles since mid-March and delays by certain of our customers in renewing contracts. We expect the evolving COVID-19 pandemic to continue to have an adverse impact on our results of operations, in particular while our sales force remains restricted from traveling and visiting customers. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be materially adversely impacted for the second quarter of 2020 and at least the balance of 2020, including as a result of:

•	Further delays in our ability to deploy new “go-live” miles attributable to company policies designed to protect employee health and government restrictions;

•	Further delays in customer contract renewals or delays in signing new customer contracts;

•

Greater funding challenges for our customer base, which may adversely affect customer contract renewals, expansion of existing customer deployments or new customer sales, and may require us to increase our allowance for doubtful accounts, which would adversely affect our financial results; and

•	Possible disruption to the supply chain caused by distribution and other logistical issues, which may further delay our ability to deploy new go-live miles; and

•	Potential decrease in productivity of our employees or that of our customers or suppliers due to travel ban, work-from-home or shelter-in-place policies and orders.

It is currently not possible to predict the magnitude or duration of the COVID-19 pandemic’s impact on our business. The extent to which the COVID-19 pandemic impacts our business will depend on numerous evolving factors that we may not be able to control or accurately predict, including without limitation:

•	the duration and scope of the pandemic;
•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
•	the impact of the pandemic on economic activity and actions taken in response;
•	the effect on our customers and demand for our products and services;
•	our ability to continue to sell our products and services, including as a result of travel restrictions and people working from home, or restrictions on access to our potential customers;
•	the ability of our customers to pay for our products and services; and
•	any closures of our facilities and the facilities of our customers and suppliers.

We plan to make investments in our customer success organization and other functional organizations in 2020 and 2021. Management will consider the timing and size of those investments from a viewpoint of our goal to maintain profitability on full year basis over the course of the remainder of 2020 and 2021, and to keep a strong balance sheet with liquidity in order to be both opportunistic and disciplined from a capital allocation perspective.

Components of Results of Operations

Presentation of Financial Statements

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenues

We derive substantially all of our revenues from subscription services. We recognize subscription fees ratably, on a straight-line basis, over the term of the subscription, which for new customers is typically initially one to three years in length. Customer contracts include one-time set-up fees for the set-up of our sensors in the customer’s coverage areas, training and third-party integration licenses. If the set-up fees are deemed to be a material right, they are recognized ratably over three to five years. Training and third-party integration license fees are recognized upon delivery.

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

We anticipate that, due to the ongoing COVID-19 pandemic, our customers may be facing budget shortfalls due to the increased expenditures our customers have had to endure to address the pandemic, as well as the anticipated significant tax revenue declines resulting from the economic impact that the pandemic has rapidly generated in the first half of 2020, the duration of which is unknown.

Costs

Costs include the cost of revenues. Cost of revenues primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service applications, costs related to operating our IRC, providing remote and on-site customer support and maintenance and forensic services, providing customer training and onboarding services, certain personnel and related costs of operations, stock-based compensation and allocated overheads, which includes IT, facility and equipment depreciation costs.

We will have to upgrade our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. Originally, we had expected to start incurring costs in 2021 through 2022. We have begun plans to replace sensors in certain geographic areas starting in mid-2020. Accelerated bandwidth changes by our carriers may require us to accelerate the upgrade of our 3G sensors prior to 2021, which would accelerate the costs associated with the upgrade, which are estimated to be between $4.0 million and $6.0 million in total. We may re-use and re-deploy the old 3G sensors that have a remaining serviceable life where it makes sense to do so.

In the near term, we expect our cost of revenues to increase in absolute dollars as our installed base increases, although certain of our costs of revenues are fixed and do not need to increase commensurate with increases in revenues. In addition, depreciation expense associated with deployed equipment is recognized only over the first five years from the go-live date. We also expect cost of revenues to increase in absolute dollars as we continue to invest in our customer success capabilities to drive growth and value for our customers. As we expect to build out these capabilities in 2020, even while our ability to deploy new go-live miles is significantly impacted as a result of the COVID-19 pandemic, cost of revenues is expected to increase as a percentage of revenues.

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

During the duration of the COVID-19 pandemic and associated shelter-in-place orders, work-from-home policies and travel bans, we expect our sales and marketing expense will decrease. Thereafter, in the near term, we expect our sales and marketing expenses to increase in absolute dollars primarily due to planned growth in our sales and marketing organization. This growth may include adding sales and/or marketing personnel and expanding our marketing activities to continue to generate additional leads. Sales and marketing expense may fluctuate from quarter to quarter based on the timing of commission expense, marketing campaigns and tradeshows.

Research and Development

Research and development expenses primarily consist of personnel-related costs attributable to our research and development personnel, consulting fees and allocated overhead. We have devoted our product development efforts primarily to develop new lower-cost sensor hardware, develop new features, improve functionality of our solutions and adapt to new technologies or changes to existing technologies.

We are investing in engineering resources to support further development of ShotSpotter Missions. The focus of this effort will be in the areas of data science modeling, user experience, core application functionality and backend infrastructure improvements, including integration of ShotSpotter gunshot data to enhance forecasting of gun violence.

We are also investing research and development resources in conjunction with our ShotSpotter Labs projects and initiatives. The initial focus of these efforts is to develop innovative sensor applications as well as to test and expand the functionality of our outdoor sensors in challenging environmental conditions.

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

In the near term, we expect our general and administrative expenses to increase in absolute dollars as we grow our business.

Other Income (Expense), Net

Other income (expense), net, consisted primarily of interest income and local and franchise tax expenses.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
		As a % of		As a % of	Change
	2020	Revenues	2019	Revenues	$	%
Revenues	$10,458	100%	$9,593	100%	$865	9%
Costs
Cost of revenues	4,342	42%	4,004	42%	338	8%
Total costs	4,342	42%	4,004	42%	338	8%
Gross profit	6,116	58%	5,589	58%	527	9%
Operating expenses:
Sales and marketing	2,516	24%	2,629	27%	(113)	(4)%
Research and development	1,352	13%	1,294	13%	58	4%
General and administrative	2,271	22%	1,986	21%	285	14%
Total operating expenses	6,139	59%	5,909	62%	230	4%
Operating loss	(23)	—	(320)	(3%)	297	93%
Other income (expense), net	35	—	(24)	—	59	246%
Provision (benefit) for income taxes	(1)	—	18	—	(19)	(106%)
Net income (loss)	$13	—	$(362)	(4%)	$375	104%

Revenues

The increase of $0.9 million was as primarily attributable to new customers and expansions of existing customer coverage areas, offset by the effect of COVID-19 related delays in deploying contracted miles and contract renewals with certain customers. We went live with 75 net new square miles since March 31, 2019.

Costs

The increase of $0.3 million was due primarily to a $0.3 million increase in personnel and travel expenses due to an increase in overall headcount as well as a reallocation of certain resources as we formalized our customer success organization, partially offset by a $0.2 million decrease in third party labor costs. Depreciation expense increased $0.2 million due to 75 net new square miles having gone live since March 31, 2019.

Operating Expenses

Sales and Marketing Expense

 Sales and marketing expense decreased by $0.1 million because while we have added more personnel and expanded our marketing activities, we have also reallocated certain resources as part of the formalization of our customer success organization beginning in the first quarter of 2020, thus impacting cost of revenues. Sales and marketing activity also slowed in the first quarter of 2020 because of the curtailment of business activities and travel restrictions due to the COVID-19 pandemic.

Research and Development Expense

The increase of $58,000 was due primarily to an increase in personnel expenses as we increased headcount and continued to invest in the development of our applications and next-generation sensors.

General and Administrative Expense

The increase of $0.3 million was due primarily to $0.2 million increase in personnel expenses and a $0.1 million increase in cost of business insurance.

Other Income, Net

The increase of $59,000 was due primarily to an increase in interest income.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended March 31, 2020 and 2019, due to having net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $28.7 million as of March 31, 2020. We also have a $10.0 million credit facility, of which no amounts were outstanding as of March 31, 2020.

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

During the year ended December 31, 2019, we repurchased 257,824 shares of our common stock at an average price of $26 per share for $6.7 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. We did not repurchase any shares during the three months ended March 31, 2019 and 2020.

Cash Flows

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table presents a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$5,726	$8,905
Investing activities	(1,141)	(930)
Financing activities	(289)	11,339
Net change in cash and cash equivalents	$4,296	$19,314

Operating Activities

For standard customer deployments, we typically achieve cash flow breakeven, on a direct variable cost-basis, in less than a year from the date of execution of the contract. Our net income (loss) and cash flows provided by operating activities are significantly influenced by our ability to recognize deferred revenue by deploying new “go-live” miles, our ability to bill and collect in a timely manner, and our planned increases in headcount and operating expenses to support our growth.

Net cash provided by operating activities decreased $3.2 million from the three months ended March 31, 2019 to the three months ended March 31, 2020 primarily due to a decrease in cash collected from customers, driven by the timing of executing contracts and renewals, which impacted the timing of billings and collections.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $1.1 million and $0.9 million in the three months ended March 31, 2020 and 2019, respectively, primarily for property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes proceeds from our follow-on offering in 2019, net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan, offset by payment for repurchases of our common stock, payment of indebtedness, and debt issuance and financing costs.

Financing activities used $0.3 million for the payment of contingent consideration liability to Azavea, Inc. during the three months ended March 31, 2020.

Financing activities provided $11.3 million in cash during the three months ended March 31, 2019 from $11.1 million in net proceeds from the issuance of common stock in a public offering and $0.2 million in proceeds from the exercise of options.

Contractual Obligations and Commitments

There were no material changes during the three months ended March 31, 2020 to the contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2019 Annual Report on Form 10-K. See Note 11, Leases, Note 12, Commitments and Contingencies, and Note 13, Subsequent Event, to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding commitments.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenues, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

For the significant or material changes in our critical accounting policies during the three months ended March 31, 2020, see Note 2, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recently issued accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation.

There were no material changes in our market risk during the three months ended March 31, 2020, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Risks Related to Our Business and Industry

The COVID-19 pandemic has resulted in a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. These factors have impacted our operations and results of operations for the first quarter of 2020, in particular due to our inability to deploy new “go-live” miles since mid-March. We expect the evolving COVID-19 pandemic to continue to have an adverse impact on our results of operations, in particular while its sales force remains restricted from traveling to visit potential customers. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be materially adversely impacted for at least the balance of 2020, including as a result of:

•	Further delays in our ability to deploy new “go-live” miles attributable to company policies designed to protect employee health and government restrictions;

•	Greater funding challenges for our customer base, which may adversely affect customer contract renewals, expansion of existing customer deployments or new customer sales;

•	Possible disruption to the supply chain caused by distribution and other logistical issues, which may further delay our ability to deploy new go-live miles; and

•	Potential decrease in productivity of our employees or that of our customers or suppliers due to illness or travel ban or shelter-in-place orders.

It is currently not possible to predict the magnitude or duration of the COVID-19 pandemic’s impact on our business. The extent to which the COVID-19 pandemic impacts our business will depend on numerous evolving factors that we may not be able to control or accurately predict, including without limitation:

•	the duration and scope of the pandemic;
•	governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic;
•	the impact of the pandemic on economic activity and actions taken in response;
•	the effect on our customers and demand for our products and services;
•	our ability to continue to sell our products and services, including as a result of travel restrictions and people working from home;
•	the ability of our customers to pay for its products and services;
•	any closures of our facilities and the facilities of our customers and suppliers; and
•	the degree to which our employees or those of our customers or suppliers become ill with COVID-19.

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

•	decreases or changes in available funding, including tax revenues, budgetary allocations, government grants and other government funding programs;
•	potential delays or changes in appropriations or other funding authorization processes;
•	changes in fiscal or contracting policies;
•	macro-and/or local economic changes that may affect customer funding;
•	changes in elected or appointed officials; and
•	changes in laws or public sentiment regarding privacy or surveillance.

The COVID-19 pandemic and any associated impact on economic conditions could also cause or exacerbate any of the foregoing. The occurrence of any of the foregoing would impede or delay our ability to maintain or increase the amount of revenues derived from these customers, which could have a material adverse effect on our business, operating results and financial condition.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not. During the COVID-19 pandemic and any associated impact on economic conditions, these risks are more pronounced than usual, as government entities struggle with reduced staffing levels related to implications of the pandemic.

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

Our ability to increase revenues will depend in large part on our existing public safety solution customers renewing their annual subscriptions and expanding their mileage coverage, or purchasing and implementing our ShotSpotter Missions solutions. Most of our ShotSpotter Flex customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. If our existing customers do not renew their subscriptions, our revenues may decrease. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, our revenues will not grow as we anticipate, or may even decline. During the COVID-19 pandemic and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our ShotSpotter Flex and ShotSpotter Missions solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers, particularly in challenging economic conditions we anticipate from the COVID-19 pandemic; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of ShotSpotter Flex by existing public safety customers or adding new ShotSpotter Flex and ShotSpotter Missions public safety customers, our revenues and growth prospects would suffer.

If we are unable to sell our solutions into new markets, our revenues may not grow.

Part of our growth strategy depends on our ability to increase sales of our security solutions and add new customers for our public safety solution in markets outside of the United States. Our security solutions include ShotSpotter Missions, ShotSpotter Labs, ShotSpotter SecureCampus and ShotSpotter SiteSecure. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenues growth and growth prospects to suffer. During the COVID-19 pandemic and any associated impact on economic conditions, this risk is more pronounced than usual. For example, we expect that universities evaluating ShotSpotter SecureCampus may choose to delay their decisions to purchase such solution from us or deploy it while the re-opening of school campuses in the fall of 2020 remains uncertain.

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

Additionally, events affecting our customers’ budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed. During the COVID-19 pandemic and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Federal stimulus funding has increased as a result of the COVID-19 pandemic; however, allocation of and prioritization of that funding is uncertain and may change. There is no guarantee that this additional funding will be made available to fund our solutions.

If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business prospects would suffer.

Our ability to successfully grow our business depends on a number of factors including our ability to:

•	accelerate our acquisition of new customers;
•	further sell expansions of coverage areas to our existing customers;
•	expand our international footprint;
•	expand into new vertical markets, such as precision policing, and security solutions;
•	increase awareness of the benefits that our solutions offer;
•	maintain our competitive and technology leadership position; and
•

manage our business successfully through the COVID-19 pandemic and any resulting impact on economic conditions, including conditions impacting the availability of funding for our public safety solution.

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

The failure of our solutions to meet our customers’ expectations could harm our reputation, which may have a material adverse effect on our business, operating results and financial condition.

Promoting and demonstrating the utility of our solutions as useful, reliable and important tools for law enforcement and security personnel is critical to the success of our business. Our ability to secure customer renewals, expand existing customer coverage areas, and enter into new customer contracts is dependent on our reputation and our ability to deliver our solutions effectively. We believe that our reputation among police departments using ShotSpotter Flex is particularly important to our success. Our ability to meet customer expectations will depend on a wide range of factors, including:

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

We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, intentional or accidental damage to our technology (including sensors), website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, natural disasters or security attacks. If our security is compromised, our platform is unavailable or our users are unable to receive our alerts or otherwise communicate with our IRC reviewers, within a reasonable amount of time or at all, our business could be negatively affected. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.

In addition, our IRC is located in a single facility. Although the functions of our IRC can be (and currently are being) performed remotely, any interruption or delay in service from our IRC, such as from a communications or power outage, could limit our ability deliver our solutions. In addition, it may become increasingly difficult to maintain and improve the performance of our solutions, especially during peak usage times as the capacity of our IRC operations reaches its limits. If there is an interruption or delay in service from our IRC operations and a gunshot is detected but not reviewed in the allotted time, our software will flag the incident for off line review. This may result in delayed notifications to our customers and as a result, we could experience a decline in customer satisfaction with our solutions and our reputation and growth prospects could be harmed.

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

We rely on wireless carriers, mainly AT&T and Verizon, to provide access to wireless networks for machine-to-machine data transmissions, which are an integral part of our services. Our wireless carriers may suspend wireless service to expand, maintain or improve their networks. These wireless carriers perform routine maintenance and periodic software and firmware updates that may damage our sensors or make them inoperable. Any suspension or other interruption of services would adversely affect our ability to provide our services to our customers and may adversely affect our reputation. In addition, the terms of our agreements with these wireless carriers provide that either party can cancel or terminate the agreement for convenience. If one of our wireless carriers were to terminate its agreement with us, we would need to source a different wireless carrier and/or modify our equipment during the notice period in order to minimize disruption in the performance of our solutions. Price increases or termination by our wireless carriers or changes to existing contract terms could have a material adverse effect on our business, operating results and financial condition.

Natural disasters, infectious disease outbreaks, power outages or other events impacting us or our customers could harm our operating results and financial condition.

We recognize revenue on a subscription basis as our solutions are provided to our customers over time. If our services are disrupted due to natural disasters, infectious disease outbreaks, power outages or other events that we cannot control, we may not be able to continue providing our solutions as expected. For example, during the COVID-19 pandemic, our employees, including our IRC reviewers, are being required to work remotely, which may negatively impact productivity of our employees and effectiveness of our solutions.

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

Any of our facilities or operations may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, such as COVID-19, and power outages, which may render it difficult or impossible for us to operate our business for some period of time or decrease productivity. For example, our IRC and a data center that hosts some of our customer services are located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. In addition, like many companies, we have recently implemented a work from home policy as a result of the COVID-19 pandemic. This policy may negatively impact productivity of our employees. Any disruptions in our operations could negatively impact our business and operating results and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, operating results and financial condition. In addition, the facilities of significant vendors, including the manufacturer of our proprietary acoustic sensor, may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

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

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, terrorist attacks and infectious disease outbreaks, such as COVID-19 pandemic, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

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

We only reached our first full year of net income in 2019; prior to that, we posted a net loss in each year since inception. As of March 31, 2020, we had an accumulated deficit of $95.6 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•	research and development related to our solutions, including investments in our engineering and technical teams;
•	acquisition of complementary technologies or businesses, such as our acquisition of HunchLab technology in October 2018;
•	continued international expansion of our business; and
•	general and administrative expenses.

These investments may not result in increased revenues or growth in our business. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to maintain profitability over the long term. In particular, the COVID-19 pandemic and its impact on economic conditions will make it more difficult for us to increase revenues sufficient to maintain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenues growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not maintain profitability in the future.

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

On September 27, 2018, we entered into a $10.0 million senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we intend to use for general working capital purposes. As of March 31, 2020, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

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

During the COVID-19 pandemic, this risk is more pronounced than usual, as our sales and marketing organization has been unable to travel and meetings with our current and potential customers have been more difficult to conduct.

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

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent that we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

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

Our gunshot detection solutions are designed to communicate real-time alerts of gunfire incidents to police officers and first responders. Due to the nature of such applications, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer agreements contain provisions limiting our liability to our customers, we cannot be certain that these limitations will be enforced or that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence, or other issues, such as damages caused due to installation of our sensors on buildings owned by third parties, and we cannot assure you that we are adequately insured against the risks that we face.

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

We currently use third-party data center hosting facilities to host certain components of our solutions. Our operations depend, in part, on our third-party providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or communications failures, cyber incidents, criminal acts and similar events. In the event that any of our third-party facility arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience service interruptions in our solutions as well as delays and additional expenses in arranging new facilities and services. The COVID-19 pandemic and its associated shelter-in-place orders, travel bans and work-from-home policies may increase the likelihood of service interruptions or cyber incidents at these data center hosting facilities. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, cyber incidents or other performance problems with our solutions could harm our reputation.

Any damage to, or failure of, the systems of the communications providers with whom our data center provider contracts could result in interruptions to our solutions. The occurrence of spikes in usage volume, natural disasters, cyber incidents, acts of terrorism, vandalism or sabotage, closure of a facility without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our services. Problems faced by these network providers, or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our customers. The COVID-19 pandemic and its associated shelter-in-place orders, travel bans and work-from-home policies may increase the likelihood of these problems with such network providers and their capacity allocation systems. Interruptions in our services might cause us to issue refunds to customers and subject us to potential liability.

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

Our operations involve the storage and transmission of gunfire incident data, including date, time, address and GPS coordinates, occurring in our customer’s coverage area. Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance or criminal activity, could result in unauthorized access to, or loss or unauthorized disclosure of, this gunfire incident data, which could result in litigation expenses or damages, indemnity and other contractual obligations and other possible liabilities, including but not limited to government fines and penalties and mitigation expenses, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have been targeted. If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our gunfire incident data at risk and could in turn have an adverse effect on our business. In addition, such a violation could expose the locations of our sensors, including those sensors for which we obtained third-party consents that include confidentiality obligations. The COVID-19 pandemic may increase the likelihood of such cyber incidents. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because such techniques change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to customer data or other sensitive information. Further, because of the nature of the services that we provide to our customers, we may be a unique target for attacks.

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

To the extent that required consents delay our ability to deploy our solutions or facility owners do not grant permission to use their facilities, revoke previously granted permissions, or require us to pay a site license fee in order to install our sensors, our business may be harmed. If we were required to pay a site license fee in order to install sensors, our deployment expenses would increase, which would impact our gross margins. If we cannot obtain a sufficient number of sensor mounting locations that are appropriately dispersed in a coverage area, the effectiveness of our ShotSpotter Flex solution would be limited, we may need to reduce the coverage area of the solution. During the COVID-19 pandemic, our installation team has been unable to travel. Additionally, both our installation team and our third-party providers are facing greater challenges in obtaining permissions to install and in installing our sensors. To the extent our deployments are delayed for these reasons, we may not be able to meet our service level requirements, any of which could result in customer dissatisfaction or have a material adverse impact on our reputation, our business and our financial results.

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

Approximately 60% of our installed ShotSpotter sensors use fourth-generation Long-Term Evolution (“LTE”) wireless technology and 40% use third-generation (“3G”) cellular communications. Our US wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services. As our wireless carriers phase out their 3G services or make changes to their spectrum allocation, we may experience reduced service performance, which may require us to replace our 3G sensors sooner than planned. Originally, we had expected to start incurring costs to do so mid-2020 through 2022. We have begun plans to replace sensors in certain geographic areas starting in mid-2020. Accelerated bandwidth changes by our carriers may require us to continue to accelerate the upgrade of our 3G sensors prior to 2021, which would accelerate the costs associated with the upgrade. These sensor replacements will require significant capital expenditures, which are estimated to be between $4.0 million and $6.0 million in total and may reduce our gross margins and also divert management’s attention and other important resources away from our customer service and sales efforts for new customers.

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

We rely on a limited number of suppliers and contract manufacturers. In particular, we use a single manufacturer, with which we have no long-term contract and from which we purchase on a purchase-order basis, to produce our proprietary ShotSpotter sensors. Our reliance on a sole contract manufacturer increases our risks since we do not currently have any alternative or replacement manufacturers, and we do not maintain a high volume of inventory. In the event of an interruption from a contract manufacturer, we may not be able to develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if our contract manufacturer is impacted by a natural disaster or other interruption at a particular location because each of our contract manufacturers produces our products from a single location. Although our contract manufacturer has alternative manufacturing locations, transferring manufacturing to another location may result in significant delays in the availability of our sensors. Also, many standardized components used broadly in our sensors are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted regional crises, or the COVID-19 pandemic, could lead to eventual shortages of necessary components. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

There is the potential to include human voices that occur at the same time as the gunshot in these incident audio snippets. We retain incident audio snippets indefinitely as evidence. We also use information collected to support, expand and improve our software algorithms as well as our gunfire detection and notification methods. Sensors are often installed in densely populated urban areas. They are not designed or tuned to capture human voices, but it is possible they could pick up a human voice. Human voices are not impulsive and do not typically trigger the sensors, and unless accompanied by an impulsive sound no audio snippet would be transmitted out of the sensor and preserved as an incident audio snippet. The human voice would be temporarily cached on the sensor for 30 hours and would then be written over and permanently deleted. Information collected from loud impulsive sounds (“incidents”) is used to provide information to our customers regarding those incidents, but shared information is limited, by both our technology and our privacy policies, to the audit snippet containing the incident.

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

California enacted the California Consumer Privacy Act (the “CCPA”), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA is the subject of proposed regulations of the California Attorney General that were released on October 10, 2019 but have yet to be finalized. Aspects of the CCPA and its interpretation remain unclear at this time. The impact of the CCPA on our business or operations, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Our revenues and results of operations could vary significantly from quarter to quarter as a result of various factors, many of which are outside of our control, including:

•	the expansion or contraction of our customer base;
•	the renewal or nonrenewal of subscription agreements with, and expansion of coverage areas by, existing customers;
•	the size, timing, terms and deployment schedules of our sales to both existing and new customers;
•	the introduction of products or services that may compete with us for the limited funds available to our customers, and changes in the cost of such products or services;
•	changes in our customers’ and potential customers’ budgets;
•	our ability to control costs, including our operating expenses;

•	our ability to hire, train and maintain our direct sales force;
•	the timing of satisfying revenues recognition criteria in connection with initial deployment and renewals;
•	fluctuations in our effective tax rate;
•	the impact of the COVID-19 pandemic on business operations and economic conditions; and
•	general economic and political conditions, both domestically and internationally.

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

Our revenues are primarily generated from subscriptions to our solutions. With the exception of a small number of legacy customers, our customers do not have the right to take possession of our equipment or software platform. Revenues from subscriptions to our software platform is recognized ratably over the subscription period beginning on the date that the subscription is made available to the customer, which we refer to as the “go-live” date. Our agreements with our customers typically range from one to five years. As a result, much of the revenues that we report in each quarter are attributable to agreements entered into during previous quarters. Consequently, a decline in sales, customer renewals or market acceptance of our solutions in any one quarter would not necessarily be fully reflected in the revenues in that quarter and would negatively affect our revenues and profitability in future quarters. This ratable revenues recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers generally are recognized over the applicable agreement term. Our subscription-based approach may result in uneven recognition of revenues.

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

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;
•	the availability and cost of coverage by wireless carriers in international markets;
•	higher or more variable costs associated with wireless carriers and other service providers;
•	the need to offer customer support in various languages;
•	challenges in understanding and complying with local laws, regulations and customs in foreign jurisdictions, including laws regarding privacy and government surveillance;
•	export controls and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•	compliance with various anti-bribery and anti-corruption laws such as the Foreign Corrupt Practices Act and United Kingdom Bribery Act of 2010;
•	tariffs and other non-tariff barriers, such as quotas and local content rules;
•	more limited protection for our intellectual property in some countries;
•	adverse or uncertain tax consequences as a result of international operations;
•	currency control regulations, which might restrict or prohibit our conversion of other currencies into U.S. dollars;
•	restrictions on the transfer of funds;
•	deterioration of political relations between the United States and other countries; and
•	political or social unrest or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.

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

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, many companies’ accounting disclosures are being subjected to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could impact our financial statements.

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

As of March 31, 2020, we had 33 U.S. patents directed to our technologies, as well as one granted patent in Israel and one granted patent in Mexico. The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

•	ratings changes by any securities analysts who follow our company;
•	changes in the availability of federal funding to support local law enforcement efforts, or local budgets;
•	announcements by us of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of other software companies generally;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in our board of directors or management;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	the impact of the COVID-19 pandemic;
•	general economic conditions in the United States and abroad;
•	other events or factors, including those resulting from pandemics, war, incidents of terrorism or responses to these events; and
•	media misperception of our sales and customer relationships, including press announcements or media mentions of future sales that may be misleading or inaccurate.

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

Certain holders of our shares of common stock have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities, including approximately 3.3 million shares that were registered in connection with the Registration Statement on Form S-3 that became effective on July 27, 2018, of which approximately 136,000 were sold in an underwritten registered follow-on offering in March 2019. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In addition, non-affiliates have the ability to sell shares of our common stock in the open market or through block trades without subject to volume restrictions under Rule 144 of the Securities Act. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock. In the event a large number of shares of common stock are sold in the public market, such share sales could reduce the trading price of our common stock.

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

Repurchases of our shares could increase the volatility of the trading price of our stock, which could have a negative impact on the trading price of our stock. Similarly, the future announcement of the termination or suspension of the stock repurchase program, or our decision not to utilize the full authorized repurchase amount under the stock repurchase program, could result in a decrease in the trading price of our stock. In addition, the stock repurchase program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. There can be no assurance that any share repurchases we do elect to make will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our shares. Although our stock repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so and short-term stock price fluctuations could reduce the effectiveness of the stock repurchase program.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of (i) the last day of fiscal year 2022, (ii) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our certificate of incorporation contains exclusive forum provisions that could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

Our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These forum selection clauses in our certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

On March 25, 2020, we issued 46,939 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s exercises pursuant to a cashless exercise provision. The warrants had an exercise price of $13.20 per share. The Company issued the shares of common stock upon such exercise in reliance on Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

A list of exhibits is set forth below.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017
10.1	ShotSpotter, Inc. Amended and Restated Nonemployee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHOTSPOTTER, INC.

Date: May 11, 2020	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: May 11, 2020	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer