Form 10-Q
period 2020-06-30
SHOTSPOTTER, INC
filed 2020-08-10
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 11,422,070 shares of common stock, $0.005 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$25,824	$24,550
Accounts receivable and contract asset	7,839	13,883
Prepaid expenses and other current assets	2,587	1,764
Total current assets	36,250	40,197
Property and equipment, net	16,273	16,556
Operating lease right-of-use assets	854	556
Goodwill	1,379	1,379
Intangible assets, net	231	249
Other assets	1,419	1,634
Total assets	$56,406	$60,571
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$869	$1,179
Deferred revenue, short-term	21,957	26,360
Accrued expenses and other current liabilities	3,795	4,885
Total current liabilities	26,621	32,424
Deferred revenue, long-term	351	598
Other liabilities	566	298
Total liabilities	27,538	33,320
Stockholders' equity
Preferred stock	—	—
Common stock	57	57
Additional paid-in capital	123,848	122,907
Accumulated deficit	(94,700)	(95,579)
Accumulated other comprehensive loss	(337)	(134)
Total stockholders' equity	28,868	27,251
Total liabilities and stockholders' equity	$56,406	$60,571

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$11,277	$10,260	$21,735	$19,853
Costs
Cost of revenues	4,353	4,277	8,695	8,281
Total costs	4,353	4,277	8,695	8,281
Gross profit	6,924	5,983	13,040	11,572
Operating expenses
Sales and marketing	2,321	2,439	4,837	5,068
Research and development	1,377	1,374	2,729	2,668
General and administrative	2,316	1,880	4,587	3,866
Total operating expenses	6,014	5,693	12,153	11,602
Operating income (loss)	910	290	887	(30)
Other income (expense), net
Interest income, net	5	171	98	204
Other expense, net	(57)	(52)	(115)	(109)
Total other income (expense), net	(52)	119	(17)	95
Income before income taxes	858	409	870	65
Provision (benefit) for income taxes	(8)	22	(9)	40
Net income	$866	$387	$879	$25
Net income per share, basic	$0.08	$0.03	$0.08	$0.00
Net income per share, diluted	$0.07	$0.03	$0.08	$0.00
Weighted average shares used in computing net income per share, basic	11,390,580	11,365,472	11,364,035	11,186,371
Weighted average shares used in computing net income per share, diluted	11,727,654	11,973,476	11,717,937	11,857,346

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$866	$387	$879	$25
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net	24	35	(203)	23
Comprehensive income	$890	$422	$676	$48

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	11,314,150	$57	$122,907	$(95,579)	$(134)	$27,251
Exercise of stock options	17,543	—	57	—	—	57
Issuance of common stock in connection with exercise of warrants	46,939	—	—	—	—	—
Issuance of common stock from RSUs vested	20,297	—	—	—	—	—
Stock-based compensation	—	—	887	—	—	887
Other comprehensive loss	—	—	—	—	(227)	(227)
Net income	—	—	—	13	—	13
Balance at March 31, 2020	11,398,929	$57	$123,851	$(95,566)	$(361)	$27,981
Exercise of stock options	26,562	—	41	—	—	41
Issuance of common stock from RSUs vested	22,754	—	—	—	—	—
Issuance of common stock from ESPP purchase	21,431	—	408	—	—	408
Repurchase of common stock	(74,520)	—	(1,615)	—	—	(1,615)
Stock-based compensation	—	—	1,163	—	—	1,163
Other comprehensive income	—	—	—	—	24	24
Net income	—	—	—	866	—	866
Balance at June 30, 2020	11,395,156	$57	$123,848	$(94,700)	$(337)	$28,868

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	10,864,722	$55	$114,618	$(97,377)	$(149)	$17,147
Exercise of stock options	177,408	1	218	—	—	219
Issuance of common stock upon secondary offering, net of costs	250,000	1	10,553	—	—	10,554
Issuance of common stock from RSUs vested	28,790	—	—	—	—	—
Stock-based compensation	—	—	754	—	—	754
Other comprehensive loss	—	—	—	—	(13)	(13)
Net loss	—	—	—	(362)	—	(362)
Balance at March 31, 2019	11,320,920	$57	$126,143	$(97,739)	$(162)	$28,299
Exercise of stock options	65,960	—	129	—	—	129
Issuance of common stock in connection with exercise of warrants	12,225	—	51	—	—	51
Issuance of common stock from ESPP purchase	53,508	—	642	—	—	642
Issuance of common stock from RSUs vested	24,072	—	—	—	—	—
Stock-based compensation	—	—	905	—	—	905
Other comprehensive income	—	—	—	—	35	35
Net income	—	—	—	387	—	387
Balance at June 30, 2019	11,476,685	$57	$127,870	$(97,352)	$(127)	$30,448

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$879	$25
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,664	2,264
Amortization of intangible assets	48	138
Stock-based compensation	2,050	1,659
Loss on disposal of property and equipment	2	—
Provision for accounts receivable	49	—
Changes in operating assets and liabilities:
Accounts receivable and contract asset	5,995	6,299
Prepaid expenses and other assets	(648)	(621)
Accounts payable	(405)	(514)
Accrued expenses and other current liabilities	(771)	(510)
Deferred revenue	(4,650)	(1,049)
Net cash provided by operating activities	5,213	7,691
Cash flows from investing activities:
Purchase of property and equipment	(2,300)	(2,363)
Investment in intangible and other assets	(34)	(39)
Net cash used in investing activities	(2,334)	(2,402)
Cash flows from financing activities:
Payment of contingent consideration liability	(347)	—
Proceeds from issuance of common stock in public offering	—	11,247
Payments of offering costs	—	(445)
Proceeds from exercise of stock options	98	348
Repurchases of common stock	(1,615)	—
Proceeds from exercise of warrants	—	51
Proceeds from employee stock purchase plan	408	642
Net cash provided by (used in) financing activities	(1,456)	11,843
Increase in cash and cash equivalents	1,423	17,132
Effect of exchange rate on cash and cash equivalents	(149)	22
Cash and cash equivalents at beginning of year	24,550	10,278
Cash and cash equivalents at end of period	$25,824	$27,432

Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable	$415	$512

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement to help prevent and reduce gun violence and make cities, campuses and facilities safer. The company’s flagship product, ShotSpotter Flex, is the leading outdoor gunshot detection, location and forensic system trusted by over 100 cities. ShotSpotter SecureCampus and ShotSpotter SiteSecure are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident. ShotSpotter Missions uses machine learning-driven analysis to help strategically plan directed patrol missions and tactics for maximum crime deterrence. ShotSpotter Labs is the Company’s effort to support innovative uses of its technology to help protect wildlife and the environment. The Company offers its solutions on a SaaS-based subscription model to its customers.

The Company’s principal executive offices are located in Newark, California. The Company has four wholly-owned subsidiaries in South Africa, Columbia, Brazil and Mexico.

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

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”).

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

Concentration of Accounts Receivable –At June 30, 2020, three customers accounted for 30%, 12% and 10%, respectively, of the Company’s total accounts receivable. At December 31, 2019, one customer accounted for 55% of the Company’s total accounts receivable.

Concentration of Revenues – For the three months ended June 30, 2020, two customers accounted for 19% and 12%, respectively, of the Company’s total revenues. For the three months ended June 30, 2019, two customers accounted for 20% and 14%, respectively, of the Company’s total revenues.

For the six months ended June 30, 2020, two customers accounted for 19% and 13%, respectively, of the Company’s total revenues. For the six months ended June 30, 2019, two customers accounted for 21% and 14%, respectively, of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Recent Accounting Pronouncements Not Yet Effective

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740), simplifying the accounting for income taxes by removing certain exceptions to the general principles. The guidance will be effective at the beginning of the Company’s first quarter of fiscal 2021. Early adoption of the amendments is permitted. The Company does not expect the adoption of this ASU to have any material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit loss (CECL) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective at the beginning of the Company’s first quarter of fiscal 2023. Early adoption of the amendments is permitted. The Company does not expect the adoption of this ASU to have any material impact on its condensed consolidated financial statements.

Note 3. Revenue Related Disclosures

As of December 31, 2019, the Company had total short-term and long-term deferred revenue of $27.0 million. During the three months ended June 30, 2020, the Company recognized $9.7 million in revenue from the beginning deferred revenue balance and $1.5 million from new billings and added $8.9 million to total short-term and long-term deferred revenue from new billings. During the six months ended June 30, 2020, the Company recognized $17.8 million in revenue from the beginning deferred revenue balance and $3.9 million from new billings and added $17.0 million to total short-term and long-term deferred revenue from new billings.

As of December 31, 2018, the Company had total short-term and long-term deferred revenue of $24.2 million. During the three months ended June 30, 2019, the Company recognized $9.2 million in revenue from the beginning deferred revenue balance and $1.0 million from new billings and added $8.8 million to total short-term and long-term deferred revenue from new billings. During the six months ended June 30, 2019, the Company recognized $15.7 million in revenue from the beginning deferred revenue balance and $4.0 million from new billings and added $18.7 million to total short-term and long-term deferred revenue from new billings.

As of June 30, 2020, the Company has estimated remaining performance obligations for contractually committed revenues of $19.7 million, $26.1 million, $7.5 million, and $2.4 million that will be recognized during the remainder of the year ending December 31, 2020, the years ending December 31, 2021, 2022, and the three-year period from 2023 through 2025, respectively. The timing of revenue recognition includes estimates of go-live dates for contracts not yet live. There is considerable uncertainty in the Company’s estimates of go-live dates as a result of the novel strain of coronavirus (COVID-19) pandemic and resulting disruption in the Company’s ability to deploy new go-live miles. See Note 12. Commitments and Contingencies. Contractually committed revenue includes deferred revenue as of June 30, 2020 and amounts under contract that will be invoiced after June 30, 2020.

During the three months ended June 30, 2020, the Company recognized revenues of $11.1 million from customers in the United States, and $0.2 million from a customer in the Bahamas. During the six months ended June 30, 2020, the Company recognized revenues of $21.4 million from customers in the United States, and $0.3 million from a customer in the Bahamas.

During the three months ended June 30, 2019, the Company recognized revenues of $9.9 million from customers in the United States and $0.4 million from customers in South Africa and the Bahamas. During the six months ended June 30, 2019, the Company recognized revenues of $19.2 million from customers in the United States and $0.7 million from customers in South Africa and the Bahamas.

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

The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses based on the Company’s historical experience. At June 30, 2020, the Company had a provision against accounts receivable of $49,000. At December 31, 2019, the Company did not have a provision for potential credit losses as there were no estimated credit losses.

Note 4. Fair Value Measurements

In October 2018, upon the acquisition of certain technology, referred to as HunchLab, from Azavea, Inc., the Company recognized a contingent consideration liability classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly nor indirectly observable. The Company estimates the fair value of the contingent consideration at the end of each reporting period based on management’s estimates of (i) the probability of achieving the relevant revenue targets and (ii) the timing of achieving such targets. In January 2020, based on the relevant revenues earned during the first year of the three-year contingent consideration period, the Company paid $0.3 million to Azavea, Inc., resulting in a reduction of the contingent consideration liability.

The changes in the fair value of contingent consideration liability for 2020 and 2019 are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$750	$750
Payment of contingent consideration liability	(347)	—
Balance, end of period	$403	$750

Note 5. Details of Certain Condensed Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid software and licenses	$417	$321
Prepaid insurance	1,187	473
Other prepaid expenses	108	94
Deferred commissions	744	753
Other	131	123
	$2,587	$1,764

Other assets (long-term) (in thousands):

	June 30,	December 31,
	2020	2019
Deferred commissions	$1,378	$1,579
Other	41	55
	$1,419	$1,634

Accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2020	2019
Personnel-related accruals	$2,440	$2,883
Royalties payable	43	115
Professional fees	192	317
Sales/ use tax payable	42	91
Contingent consideration liability	403	750
Operating lease liabilities	378	302
Other	297	427
	$3,795	$4,885

Other liabilities (long-term) (in thousands):

	June 30,	December 31,
	2020	2019
Operating lease liabilities	$538	$297
Other	28	1
	$566	$298

Note 6. Related Party Transactions

During the three and six months ended June 30, 2020, the Company recognized $49,000 and $0.1 million, respectively, in revenues from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and one of the Company’s significant stockholders. During the three and six months ended June 30, 2019, the Company recognized $0.3 million in revenues from those ShotSpotter Labs projects.

Note 7. Capital Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.005 and each outstanding share of common stock is entitled to one vote.

At June 30, 2020 and December 31, 2019, there were 11,395,156 and 11,314,150 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005. At June 30, 2020, there were no shares of preferred stock issued and outstanding.

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

During the six months ended June 30, 2020, the Company repurchased 74,520 shares of its common stock at an average price of $21.65 per share for $1.6 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. During the six months ended June 30, 2019, the Company did not repurchase any shares.

At June 30, 2020, $6.7 million remained of this $15 million stock repurchase program.

Note 8. Net Income per Share

The computation of basic net income per share is based on the weighted-average number of shares of common stock outstanding during each period. The computation of diluted net income per share is based on the weighted-average number of shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, employee stock purchase plan purchase rights and warrants.

The following table summarizes the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$866	$387	$879	$25
Denominator:
Weighted-average shares outstanding, basic	11,390,580	11,365,472	11,364,035	11,186,371
Dilutive effect of common stock equivalents	337,074	608,004	353,902	670,975
Weighted-average shares outstanding, diluted	11,727,654	11,973,476	11,717,937	11,857,346
Net income per share, basic	$0.08	$0.03	$0.08	$0.00
Net income per share, diluted	$0.07	$0.03	$0.08	$0.00

Note 9. Common Stock Warrants

At June 30, 2020, the Company had the following common stock warrants issued and outstanding:

Warrant Class	Shares	Issuance Date	Price per Share	Expiration Date
Common stock warrant	50,716	February 2014	$0.1700	February 2021

Note 10. Equity Incentive Plans

2017 Equity Incentive Plan

In May 2017, the Board and the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective in connection with the Company’s initial public offering of common stock (“IPO”). The 2017 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. A total of 2,413,659 shares of the Company’s common stock were initially reserved for issuance under the 2017 Plan, which is the sum of (1) 900,000 shares, (2) the number of shares reserved for issuance under the 2005 Plan (as defined below) at the time the 2017 Plan became effective and (3) shares subject to stock options or other stock awards under the 2005 Plan that would have otherwise been returned to the 2005 Plan (up to a maximum of 1,314,752 shares). Under an “evergreen” provision, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and ending on and including January 1, 2027, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 Plan was automatically increased on January 1, 2020 by 565,707 shares, which was equal to 5% of the total number of shares of capital stock outstanding on December 31, 2019.

2005 Stock Plan

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, and shares of restricted stock.

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants were made under the 2005 Plan.

A summary of option activities under the 2005 Plan and 2017 Plan during the six months ended June 30, 2020 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2019	617,493	$17.13
Granted	237,293	$32.08
Exercised	(44,105)	$2.24
Canceled	(33,858)	$27.65
Outstanding as of June 30, 2020	776,823	$22.09

During the six months ended June 30, 2020, the Company granted executive management restricted stock unit (“RSU”) awards totaling 57,048 shares of common stock, with quarterly vesting over the next four years. The weighted average fair value of $34.07 per unit was calculated using the closing stock price on the grant date.

During the six months ended June 30, 2020, the Company granted directors RSU awards totaling 24,711 shares of common stock in accordance with the Company’s non-employee director compensation policy. The weighted average fair value of $25.90 per unit was calculated using the closing stock price on the grant date.

The number of shares available for grant under the 2017 Plan was 1,913,149 as of June 30, 2020.

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

There were 21,431 shares issued under the 2017 ESPP during the six months ended June 30, 2020. The number of shares available for grant under the 2017 ESPP was 445,192 as of June 30, 2020.

The Company accounts for employee stock purchases made under its 2017 ESPP using the estimated grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The Company values ESPP shares using the Black-Scholes model.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$279	$214	$496	$347
Sales and marketing	325	273	581	539
Research and development	154	103	256	190
General and administrative	405	315	717	583
Total	$1,163	$905	$2,050	$1,659

Note 11. Leases

Operating Lease

The Company leases its principal executive offices in Newark, California, under a non-cancelable operating lease that expires in October 2021. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions or renewal options. This lease includes both lease components (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs), which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Upon adoption of Topic 842 on January 1, 2019, the Company recognized an operating lease right-of-use asset of $0.9 million and a corresponding lease liability of $0.9 million, using a discount rate of 6%, which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of adoption.

During the three months ended June 30, 2020, the Company executed a lease agreement for office space in Washington, DC, under a non-cancelable operating lease that expires in November 2025. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions. The lease contains an option to extend the term for an additional five years subject to certain terms and conditions. This lease includes both lease components (e.g., fixed payments including rent, taxes, parking, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs), which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Upon lease commencement on May 1, 2020, the Company recognized an operating lease right-of-use asset of $0.5 million and a corresponding lease liability of $0.5 million, using a discount rate of 3.85%, which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of commencement.

The operating lease cost recognized for the three months ended June 30, 2020 and 2019 was $0.1 million for each period. The operating lease cost recognized for the six months ended June 30, 2020 and 2019 was $0.2 million for each period.

Supplemental information related to the operating leases is as follows (in thousands):

	As of June 30, 2020	As of December 31, 2019
Assets
Operating lease right-of-use assets	$854	$556
Liabilities
Lease liabilities (short-term) (presented within Accrued expenses and other current liabilities)	$378	$302
Lease liabilities (long-term) (presented within Other liabilities)	538	296
Total operating lease liabilities	$916	$598

	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (presented within Cash flows from operating activities)	$156	$173

Maturities of the lease liabilities at June 30, 2020 are as follows (in thousands):

2020 (remainder of year)	$187
2021	402
2022	100
2023	102
2024	105
2025	90
Total lease payments, undiscounted	986
Less: imputed interest	(70)
Total	$916

The Company does not have any finance leases.

Note 12. Commitments and Contingencies

The Company has non-cancelable data center arrangements in which the original term exceeds one year.

The following is a schedule of future minimum payments under the non-cancelable data center arrangements at June 30, 2020 (in thousands):

Data Center Arrangements
2020 (remainder of year)	$58
2021	117
2022	117
2023	39
Total	$331

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

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, in some cases, the restrictions were put back in place shortly after having been lifted. These factors have negatively impacted the Company’s operations and results of operations for the first two quarters of 2020. The Company expects that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on its results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business and results of operations, including its revenues, earnings and cash flows from operations, will be adversely impacted for at least the balance of 2020, including as a result:

•Delays in its ability to deploy new “go-live” miles attributable to company policies or customer policies designed to protect employee health and comply with government restrictions;

•Greater funding challenges for its customer base, which may adversely affect customer contract renewals, expansion of existing customer deployments or new customer sales;

•Possible disruption to the Company’s supply chain caused by distribution and other logistical issues, which may further delay its ability to deploy new go-live miles; and

•Potential decrease in productivity of its employees or that of its customers or suppliers due to travel bans or restrictions, work-from-home or shelter-in-place policies and orders.

The Company may be adversely affected by increasing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police”. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that the Company’s solutions are contributing to the “problem”, which may adversely affect the Company, its business and results of operations, including its revenues, earnings and cash flows from operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and other financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, those discussed in the subsection titled “Impact of COVID-19 and Social Unrest on our Business” below, as well as the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Flex, is the leading outdoor gunshot detection, location and alerting system. Our patrol management software, ShotSpotter Missions (formerly HunchLab), creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. In 2019, we created a new technology innovation unit, ShotSpotter Labs, to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. Our gunshot detection solutions are trusted by law enforcement agencies in over 100 cities as of June 30, 2020.

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

We generate annual subscription revenues from the deployment of ShotSpotter Flex on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Missions solution is also sold on a subscription basis. As of June 30, 2020, we had ShotSpotter Flex, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for approximately 770 square miles, of which 761 square miles had gone live. Coverage areas under contract included 109 cities and 13 campuses/sites worldwide across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. As a result of the COVID-19 pandemic, work-from-home and travel ban policies designed to protect the health of employees, and related government-mandated restrictions, our ability to deploy customer solutions since mid-March 2020 has been adversely impacted. While this disruption is currently expected to be temporary, there is considerable uncertainty around the magnitude or duration.

While we intend to continue to devote resources to increase sales of our ShotSpotter SecureCampus, ShotSpotter SiteSecure, ShotSpotter Labs and ShotSpotter Missions solutions, we expect that revenues from our ShotSpotter Flex solution will continue to comprise a substantial majority of our revenues for the foreseeable future. ShotSpotter Labs projects are generally conducted in coordination with a sponsoring charitable organization. These projects may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, ShotSpotter Labs projects will normally produce gross margins significantly lower than our ShotSpotter Flex solutions. Additionally, starting in early 2020, we have added new pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

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

We generated revenues of $11.3 million and $10.3 million for the three months ended June 30, 2020 and 2019, respectively, a year-over-year increase of 10%. Revenues from ShotSpotter Flex during the three months ended June 30, 2020 and 2019, represented approximately 96% and 95% of total revenues, respectively. Our two current largest customers, the City of Chicago and the City of New York, accounted for 19% and 12%, respectively, of our total revenues for the three months ended June 30, 2020, and 20% and 14%, respectively, of our total revenues for the three months ended June 30, 2019.

We generated revenues of $21.7 million and $19.9 million for the six months ended June 30, 2020 and 2019, respectively, a year-over-year increase of 9%. Revenues from ShotSpotter Flex during the six months ended June 30, 2020 and 2019, represented approximately 96% of total revenues for both periods. Our two current largest customers, the City of Chicago and the City of New York, accounted for 19% and 13%, respectively, of our total revenues for the six months ended June 30, 2020, and 21% and 14%, respectively, of our total revenues for the six months ended June 30, 2019.

For the three months ended June 30, 2020 and 2019, revenues generated within the United States accounted for $11.1 million and $9.9 million, respectively, or 99% and 96%, respectively, of total revenues for the both periods, and $0.2 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and was derived from our customers located outside the United States.

For the six months ended June 30, 2020 and 2019, revenues generated within the United States accounted for $21.4 million and $19.2 million, respectively, or 99% and 97%, respectively, of total revenues for the both periods, and $0.3 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively, and was derived from our customers located outside the United States.

We had net income of $0.9 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively and a net income of $0.9 million and $25,000 for the six months ended June 30, 2020 and 2019, respectively. Our accumulated deficit was $94.7 million and $95.6 million at June 30, 2020 and December 31, 2019, respectively.

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. The challenges we are facing in this regard as a result of the COVID-19 pandemic are summarized in the section below entitled “Impact of COVID-19 and Social Unrest on our Business.” Other challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming and the fact that our typical sales cycle is often very long, difficult to estimate accurately and can be costly. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales in order to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion, particularly for our ShotSpotter Flex solution.

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

In October 2018, we acquired the HunchLab technology and related assets that underline our ShotSpotter Missions solution. ShotSpotter Missions applies risk modeling and artificial intelligence to help forecast when and where crimes are likely to emerge and recommends directed patrols that can deter these events. HunchLab technology provides a high-value and complementary solution we can immediately offer to our existing law enforcement customers. We believe our investment will democratize the sharing of important intelligence with patrol officers who currently have limited direct access to crime analysts.

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

Net New “Go-Live” Square Miles

Net new “go-live” square miles represent the square miles covered by deployments of our gunshot detection solutions that were formally approved by customers during the quarter, both from initial and expanded customer deployments, net of square miles that ceased to be “live” during the quarter due to customer cancellations. New square miles include deployed square miles that may have been sold, or booked, in prior quarters. We focus on net new “go-live” square miles as a key business metric to measure our operational performance and inform strategic decisions. The net new “go-live” square miles during the six months ended June 30, 2020 included the completion of our deployment in Puerto Rico, and also are net of four miles lost due to our loss of a customer in Georgia during the first quarter of 2020. There was no customer attrition during the second quarter of 2020.

This metric, presented below for the three and six months ended June 30, 2020 and 2019, is calculated on a quarterly basis using internal data, and may be calculated in a manner different than similar metrics used by other companies. While the ultimate economic impact of the COVID-19 pandemic and social unrest is highly uncertain, we expect that our business will be adversely impacted for at least the balance of 2020. For a discussion of the risks to our ability to deploy new “go-live” square miles associated with the COVID-19 pandemic and social unrest, see “Impact of COVID-19 and Social Unrest on our Business” below, as well as in the risk factors described in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net new "go-live" square miles added	26	25	31	37

Impact of COVID-19 and Social Unrest on our Business

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, in some cases, the restrictions were put back in place shortly after having been lifted. These factors have negatively impacted our operations and results of operations for the first two quarters of 2020. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be adversely impacted for at least the balance of 2020, including as a result of:

•	Delays in our ability to deploy new “go-live” miles attributable to company policies or customer policies designed to protect employee health and comply with government restrictions;
•	Greater funding challenges for our customer base, which may adversely affect customer contract renewals, expansion of existing customer deployments or new customer sales;
•	Possible disruption to our supply chain caused by distribution and other logistical issues, which may further delay our ability to deploy new go-live miles; and
•	Potential decrease in productivity of our employees or that of our customers or suppliers due to travel bans or restrictions, work-from-home or shelter-in-place policies and orders.

We may be adversely affected by increasing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police”. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the “problem”, which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

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

Components of Results of Operations

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

Costs

Costs include the cost of revenues. Cost of revenues primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service applications, costs related to operating our IRC, providing remote and on-site customer support and maintenance and forensic services, providing customer training and onboarding services, certain personnel and related costs of operations, stock-based compensation and allocated overheads, which includes information technology, facility and equipment depreciation costs.

We will have to upgrade our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. Originally, we had expected to start incurring these upgrade costs in 2021 through 2022. We have begun plans to replace sensors in certain geographic areas starting in the second half of 2020 in order to optimize personnel utilization. Accelerated bandwidth changes by our carriers may require us to continue to accelerate the upgrade of our 3G sensors prior to 2022, which would accelerate the costs associated with the upgrade, which are estimated to be between $4.0 million and $6.0 million in total. We may re-use and re-deploy the old 3G sensors that have a remaining serviceable life where it makes sense to do so.

In the near term, we expect our cost of revenues to increase in absolute dollars as our installed base increases, although certain of our costs of revenues are fixed and do not need to increase commensurate with increases in revenues. In addition, depreciation expense associated with deployed equipment is recognized over the first five years from the go-live date. We also expect cost of revenues to increase in absolute dollars as we continue to invest in our customer success capabilities to drive growth and value for our customers. As we expect to build out these capabilities in 2020, even while our ability to deploy new go-live miles is significantly impacted as a result of the COVID-19 pandemic, depending on the timing of new bookings, cost of revenues is expected to increase as a percentage of revenues.

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

We will continue to invest in research and development to leverage our large and growing database of acoustic events, which includes those from both gunfire and non-gunfire. We also intend to leverage third-party AI and our own evolving cognitive and analytical applications to improve the efficiency of our solutions. Certain of these applications and outputs may expand the platform of services that we will be able to offer our customers.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
		As a % of		As a % of	Change
	2020	Revenues	2019	Revenues	$	%
Revenues	$11,277	100%	$10,260	100%	$1,017	10%
Costs
Cost of revenues	4,353	39%	4,277	42%	76	2%
Total costs	4,353	39%	4,277	42%	76	2%
Gross profit	6,924	61%	5,983	58%	941	16%
Operating expenses:
Sales and marketing	2,321	21%	2,439	24%	(118)	(5)%
Research and development	1,377	12%	1,374	13%	3	—
General and administrative	2,316	21%	1,880	18%	436	23%
Total operating expenses	6,014	53%	5,693	55%	321	6%
Operating income	910	8%	290	3%	620	214%
Other income (expense), net	(52)	—	119	1%	(171)	(144%)
Provision (benefit) for income taxes	(8)	—	22	—	(30)	(136%)
Net income	$866	8%	$387	4%	$479	124%

Revenues

The increase of $1.0 million was primarily attributable to new customers and expansions of existing customer coverage areas, offset by the effect of COVID-19 related delays in deploying contracted miles and contract renewals with certain customers. We went live with 76 net new square miles since June 30, 2019.

Costs

The increase of $0.1 million was due primarily to a $0.2 million increase in overall personnel-related costs as well as a reallocation of certain resources as we formalized our customer success organization. Depreciation expense also increased by $0.1 million due to 76 net new square miles having gone live since June 30, 2019. The increase is partially offset by a $0.2 million decrease in costs related to ShotSpotter Labs projects, for which revenues and costs vary from quarter to quarter depending on the phase of the projects.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense decreased by $0.1 million because while we have added more personnel and expanded our marketing activities, we have also reallocated certain resources as part of the formalization of our customer success organization beginning in the first quarter of 2020, thus impacting cost of revenues. Sales and marketing activity also slowed in the second quarter of 2020 because of the curtailment of business activities and travel restrictions due to the COVID-19 pandemic.

Research and Development Expense

The expenses remained flat due to the increased personnel-related costs offset by a reduction in outside consulting fees.

General and Administrative Expense

The increase of $0.4 million was due primarily to $0.1 million increase in legal expenses, $0.1 million increase in equipment and software, $0.1 million increase in personnel-related costs and a $0.1 million increase in cost of business insurance.

Other Income, Net

The decrease of $0.2 million was due primarily to a decrease in interest income as interest rates have significantly decreased in response to the COVID-19 pandemic.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended June 30, 2020 and 2019, due to having net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table sets forth our selected condensed consolidated statements of operations data for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
		As a % of		As a % of	Change
	2020	Revenues	2019	Revenues	$	%
Revenues	$21,735	100%	$19,853	100%	$1,882	9%
Costs
Cost of revenues	8,695	40%	8,281	42%	414	5%
Total costs	8,695	40%	8,281	42%	414	5%
Gross profit	13,040	60%	11,572	58%	1,468	13%
Operating expenses:
Sales and marketing	4,837	22%	5,068	26%	(231)	(5)%
Research and development	2,729	13%	2,668	13%	61	2%
General and administrative	4,587	21%	3,866	19%	721	19%
Total operating expenses	12,153	56%	11,602	58%	551	5%
Operating income (loss)	887	4%	(30)	—	917	3,057%
Other income (expense), net	(17)	—	95	—	(112)	(118)%
Provision (benefit) for income taxes	(9)	—	40	—	(49)	(123%)
Net income	$879	4%	$25	$—	$854	3,416%

Revenues

The increase of $1.9 million was primarily attributable to new customers and expansions of existing customer coverage areas, offset by COVID-19 related delays renewals of certain customers. We went live with 76 net new square miles since June 30, 2019.

Costs

The increase of $0.4 million was due primarily an increase of $0.6 million related to personnel-related costs as well as a reallocation of certain resources as we formalized our customer success organization. Depreciation expense also increased by $0.2 million due to 76 net new square miles having gone live since June 30, 2019. The increase is, partially offset by a $0.2 million decrease in costs related to ShotSpotter Labs projects and a $0.2 million decrease in third-party labor.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense decreased by $0.2 million because while we have added more personnel and expanded our marketing activities, we have also reallocated certain resources as part of the formalization of our customer success organization beginning in the first quarter of 2020, thus impacting cost of revenues. Sales and marketing activity also slowed in the second quarter of 2020 because of the curtailment of business activities and travel restrictions due to the COVID-19 pandemic.

Research and Development Expense

The expenses remained flat due to increased personnel-related costs offset by a reduction in outside consulting fees.

General and Administrative Expense

The increase of $0.7 million was due primarily to $0.3 million increase in personnel-related costs, $0.2 million increase in cost of business insurance, $0.1 million increase in legal expenses, and $0.1 million increase in equipment and software.

Other Income, Net

The decrease of $0.1 million was due primarily to a decrease in interest income as interest rates have significantly decreased in response to the COVID-19 pandemic.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the six months ended June 30, 2020 and 2019, due to having net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $25.8 million as of June 30, 2020. We also have a $10.0 million credit facility, of which no amounts were outstanding as of June 30, 2020.

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

During the three months ended June 30, 2020, the Company repurchased 74,520 shares of its common stock at an average price of $21.65 per share for $1.6 million. At June 30, 2020, $6.7 million remained of this $15 million stock repurchase program. During the year ended December 31, 2019, we repurchased 257,824 shares of our common stock at an average price of $26 per share for $6.7 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Cash Flows

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table presents a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$5,213	$7,691
Investing activities	(2,334)	(2,402)
Financing activities	(1,456)	11,843
Net change in cash and cash equivalents	$1,423	$17,132

Operating Activities

For standard customer deployments, we typically achieve cash flow breakeven, on a direct variable cost-basis, in less than a year from the date of execution of the contract. Our net income and cash flows provided by operating activities are significantly influenced by our ability to recognize deferred revenue by deploying new “go-live” miles, our ability to bill and collect in a timely manner, and our planned increases in headcount and operating expenses to support our growth.

Net cash provided by operating activities decreased $2.5 million from the six months ended June 30, 2019 to the six months ended June 30, 2020 primarily due to a $2.0 million decrease in cash collected from customers, driven by the timing of executing contracts and renewals, which impacted the timing of billings and collections and $0.3 million increase in payments including insurance and software subscriptions.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $2.3 million and $2.4 million in the six months ended June 30, 2020 and 2019, respectively, primarily for property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes proceeds from our follow-on offering in 2019, net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan, offset by payment for repurchases of our common stock, payment of indebtedness, and debt issuance and financing costs.

Financing activities used $1.6 million for the share repurchases, $0.3 million for the payment of contingent consideration liability to Azavea, Inc. offset by the $0.4 million proceeds from the ESPP purchase during the six months ended June 30, 2020.

Financing activities provided $11.8 million in cash during the six months ended June 30, 2019 from $11.2 million in proceeds from the issuance of common stock upon our secondary offering and $1.0 million in proceeds from the exercise of options and warrants, partially offset by $0.4 million of payment of secondary offering costs.

Contractual Obligations and Commitments

Other than the lease for our Washington, DC office space, there were no material changes during the six months ended June 30, 2020 to the contractual obligations and commitments disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2019 Annual Report on Form 10-K. See Note 11, Leases, and Note 12, Commitments and Contingencies, to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding commitments.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For the significant or material changes in our critical accounting policies during the six months ended June 30, 2020, see Note 2, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the six months ended June 30, 2020, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13-a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, in some cases, the restrictions were put back in place shortly after having been lifted. These factors have negatively impacted the Company’s operations and results of operations for the first two quarters of 2020. The Company expects that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on its results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business and results of operations, including its revenues, earnings and cash flows from operations, will be adversely impacted for at least the balance of 2020, including as a result of:

•	Delays in its ability to deploy new “go-live” miles attributable to company policies or customer policies designed to protect employee health and comply with government restrictions;
•	Greater funding challenges for its customer base, which may adversely affect customer contract renewals, expansion of existing customer deployments or new customer sales;
•	Possible disruption to the Company’s supply chain caused by distribution and other logistical issues, which may further delay its ability to deploy new go-live miles; and
•	Potential decrease in productivity of its employees or that of its customers or suppliers due to travel bans or restrictions, work-from-home or shelter-in-place policies and orders.

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

Increasing social unrest may result in a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.

The Company may be adversely affected by increasing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police”. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the “problem”, which may adversely affect the Company, its business and results of operations, including its revenues, earnings and cash flows from operations.

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

Our ability to increase revenues will depend in large part on our existing public safety solution customers renewing their annual subscriptions and expanding their mileage coverage or purchasing and implementing our ShotSpotter Missions solutions. Most of our ShotSpotter Flex customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. If our existing customers do not renew their subscriptions, our revenues may decrease. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, our revenues will not grow as we anticipate, or may even decline. During the COVID-19 pandemic and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. Increasing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” have increased during the second quarter of 2020. These events may directly or indirectly affect municipal and police agency budgets, including federal funding available to current and potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

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

In addition, our IRC department personnel operate either remotely or out of our offices. Any interruption or delay in service from our IRC, such as from a communications or power outage, could limit our ability deliver our solutions. In addition, it may become increasingly difficult to maintain and improve the performance of our solutions, especially during peak usage times as the capacity of our IRC operations reaches its limits. If there is an interruption or delay in service from our IRC operations and a gunshot is detected but not reviewed in the allotted time, our software will flag the incident for off line review. This may result in delayed notifications to our customers and as a result, we could experience a decline in customer satisfaction with our solutions and our reputation and growth prospects could be harmed.

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

When we stop providing coverage, we also stop recognizing revenues as a result of the affected subscription agreement. If we are forced to discontinue our services due to natural disasters, power outages and other events outside of our control, our revenues may decline, which would negatively impact our results of operations and financial condition. In addition, we may face liability for damages caused by our sensors in the event of heavy weather, hurricanes or other natural disasters. We may also incur additional costs to repair or replace installed sensor networks damaged by heavy weather, hurricanes or other natural disasters.

Any of our facilities or operations may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, such as COVID-19, and power outages, which may render it difficult or impossible for us to operate our business for some period of time or decrease productivity. For example, our primary IRC and a data center that hosts some of our customer services are located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. In addition, like many companies, we have recently implemented a work from home policy as a result of the COVID-19 pandemic. This policy may negatively impact productivity of our employees. Any disruptions in our operations could negatively impact our business and operating results and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, operating results and financial condition. In addition, the facilities of significant vendors, including the manufacturer of our proprietary acoustic sensor, may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

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

We only reached our first full year of net income in 2019; prior to that, we posted a net loss in each year since inception. As of June 30, 2020, we had an accumulated deficit of $94.7 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

On September 27, 2018, we entered into a $10.0 million senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we intend to use for general working capital purposes. As of June 30, 2020, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

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

Approximately 60% of our installed ShotSpotter sensors use fourth-generation Long-Term Evolution (“LTE”) wireless technology and 40% use third-generation (“3G”) cellular communications. Our US wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services. As our wireless carriers phase out their 3G services or make changes to their spectrum allocation, we may experience reduced service performance, which may require us to replace our 3G sensors sooner than planned. Originally, we had expected to start incurring these upgrade costs in 2021 through 2022. We have begun plans to replace sensors in certain geographic areas starting in the second half of 2020 in order to optimize personnel utilization. Accelerated bandwidth changes by our carriers may require us to continue to accelerate the upgrade of our 3G sensors prior to 2022, which would accelerate the costs associated with the upgrade. These sensor replacements will require significant capital expenditures, which are estimated to be between $4.0 million and $6.0 million in total and may reduce our gross margins and also divert management’s attention and other important resources away from our customer service and sales efforts for new customers.

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

There is the potential to include human voices that occur at the same time as the gunshot in these incident audio snippets. We retain incident audio snippets indefinitely as evidence. We also use information collected to support, expand and improve our software algorithms as well as our gunfire detection and notification methods. Sensors are often installed in densely populated urban areas. They are not designed or tuned to capture human voices, but it is possible they could pick up a human voice. Human voices are not impulsive and do not typically trigger the sensors, and unless accompanied by an impulsive sound no audio snippet would be transmitted out of the sensor and preserved as an incident audio snippet. The human voice would be temporarily cached on the sensor for 30 hours and would then be written over and permanently deleted. Information collected from loud impulsive sounds (“incidents”) is used to provide information to our customers regarding those incidents, but shared information is limited, by both our technology and our privacy policies, to the audio snippet containing the incident.

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

California enacted the California Consumer Privacy Act (the “CCPA”), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. On June 1, 2020, the California Attorney General submitted the final implementing regulations for review to the Office of Administrative Law and the enforcement of the CCPA by the California Attorney General began on July 1, 2020. The impact of the CCPA on our business or operations, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees, especially those who work from home, may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

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

As of June 30, 2020, we had 33 U.S. patents directed to our technologies, as well as one granted patent in Israel and one granted patent in Mexico. The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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
•

other events or factors, including those resulting from pandemics, protests against racial inequality, protests against police brutality and movements such as “Defund the Police”, war, incidents of terrorism or responses to these events; and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None.

(c)	Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1, 2020- April 30, 2020	—	—	—	$8,282
May 1, 2020- May 31, 2020	74,520	$21.65	74,520	$6,668
June 1, 2020- June 30, 2020	—	—	—	$6,668
Total	74,520		74,520

(1)

All repurchases were made as part of our publicly announced stock repurchase program. In May 2019, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $15 million of our common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 7, Capital Stock, of the accompanying notes to the condensed consolidated financial statements.

Item 6. Exhibits

A list of exhibits is set forth below.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

SHOTSPOTTER, INC.

Date: August 7, 2020	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: August 7, 2020	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer