Form 10-Q
period 2020-09-30
SHOTSPOTTER, INC
filed 2020-11-09
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 11,441,762 shares of common stock, $0.005 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$28,666	$24,550
Accounts receivable and contract asset	6,866	13,883
Prepaid expenses and other current assets	2,286	1,764
Total current assets	37,818	40,197
Property and equipment, net	15,359	16,556
Operating lease right-of-use assets	761	556
Goodwill	1,379	1,379
Intangible assets, net	226	249
Other assets	1,343	1,634
Total assets	$56,886	$60,571
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$818	$1,179
Deferred revenue, short-term	20,388	26,360
Accrued expenses and other current liabilities	4,241	4,885
Total current liabilities	25,447	32,424
Deferred revenue, long-term	255	598
Other liabilities	456	298
Total liabilities	26,158	33,320
Stockholders' equity
Preferred stock	—	—
Common stock	57	57
Additional paid-in capital	125,113	122,907
Accumulated deficit	(94,134)	(95,579)
Accumulated other comprehensive loss	(308)	(134)
Total stockholders' equity	30,728	27,251
Total liabilities and stockholders' equity	$56,886	$60,571

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$11,350	$9,984	$33,085	$29,837
Costs
Cost of revenues	4,745	4,019	13,440	12,300
Impairment of property and equipment	161	—	161	—
Total costs	4,906	4,019	13,601	12,300
Gross profit	6,444	5,965	19,484	17,537
Operating expenses
Sales and marketing	2,400	2,426	7,237	7,494
Research and development	1,375	1,358	4,104	4,026
General and administrative	2,040	1,803	6,627	5,669
Total operating expenses	5,815	5,587	17,968	17,189
Operating income	629	378	1,516	348
Other income (expense), net
Interest income, net	3	131	101	335
Other expense, net	(58)	(70)	(173)	(179)
Total other income (expense), net	(55)	61	(72)	156
Income before income taxes	574	439	1,444	504
Provision (benefit) for income taxes	8	(7)	(1)	33
Net income	$566	$446	$1,445	$471
Net income per share, basic	$0.05	$0.04	$0.13	$0.04
Net income per share, diluted	$0.05	$0.04	$0.12	$0.04
Weighted average shares used in computing net income per share, basic	11,423,079	11,449,946	11,383,860	11,275,195
Weighted average shares used in computing net income per share, diluted	11,727,112	11,917,382	11,718,770	11,865,319

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$566	$446	$1,445	$471
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net	29	(91)	(174)	(69)
Comprehensive income	$595	$355	$1,271	$402

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at December 31, 2019	11,314,150	$57	$122,907	$(95,579)	$(134)	$27,251
Exercise of stock options	17,543	—	57	—	—	57
Issuance of common stock in connection with exercise of warrants	46,939	—	—	—	—	—
Issuance of common stock from RSUs vested	20,297	—	—	—	—	—
Stock-based compensation	—	—	887	—	—	887
Other comprehensive loss	—	—	—	—	(227)	(227)
Net income	—	—	—	13	—	13
Balance at March 31, 2020	11,398,929	$57	$123,851	$(95,566)	$(361)	$27,981
Exercise of stock options	26,562	—	41	—	—	41
Issuance of common stock from RSUs vested	22,754	—	—	—	—	—
Issuance of common stock from ESPP purchase	21,431	—	408	—	—	408
Repurchase of common stock	(74,520)	—	(1,615)	—	—	(1,615)
Stock-based compensation	—	—	1,163	—	—	1,163
Other comprehensive income	—	—	—	—	24	24
Net income	—	—	—	866	—	866
Balance at June 30, 2020	11,395,156	$57	$123,848	$(94,700)	$(337)	$28,868
Exercise of stock options	40,565	—	69	—	—	69
Issuance of common stock from RSUs vested	6,041	—	—	—	—	—
Stock-based compensation	—	—	1,196	—	—	1,196
Other comprehensive income	—	—	—	—	29	29
Net income	—	—	—	566	—	566
Balance at September 30, 2020	11,441,762	$57	$125,113	$(94,134)	$(308)	$30,728

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

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,445	$471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,975	3,576
Amortization of intangible assets	71	65
Impairment of property and equipment	161	—
Stock-based compensation	3,246	2,375
Loss on disposal of property and equipment	3	—
Provision for accounts receivable	41	—
Changes in operating assets and liabilities:
Accounts receivable and contract asset	6,976	8,482
Prepaid expenses and other assets	(273)	(303)
Accounts payable	(185)	(617)
Accrued expenses and other current liabilities	(336)	(73)
Deferred revenue	(6,315)	(2,825)
Net cash provided by operating activities	8,809	11,151
Cash flows from investing activities:
Purchase of property and equipment	(3,132)	(3,672)
Investment in intangible and other assets	(46)	(59)
Net cash used in investing activities	(3,178)	(3,731)
Cash flows from financing activities:
Payment of contingent consideration liability	(347)	—
Proceeds from issuance of common stock in public offering	—	11,247
Payment of line of credit costs	(4)	—
Payments of offering costs	—	(445)
Proceeds from exercise of stock options	167	443
Repurchases of common stock	(1,615)	(3,466)
Proceeds from exercise of warrants	—	71
Proceeds from employee stock purchase plan	408	642
Net cash provided by (used in) financing activities	(1,391)	8,492
Increase in cash and cash equivalents	4,240	15,912
Effect of exchange rate on cash and cash equivalents	(124)	(52)
Cash and cash equivalents at beginning of year	24,550	10,278
Cash and cash equivalents at end of period	$28,666	$26,138

Supplemental cash flow disclosures:
Purchases of property and equipment included in accounts payable	$143	$26

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement to help prevent and reduce gun violence and make cities, campuses and facilities safer. The company’s flagship product, ShotSpotter Flex, is the leading outdoor gunshot detection, location and forensic system trusted by over 110 cities. ShotSpotter SecureCampus and ShotSpotter SiteSecure are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident. ShotSpotter Connect (formerly ShotSpotter Missions) uses machine learning-driven analysis to help strategically plan directed patrol missions and tactics for maximum crime deterrence. ShotSpotter Labs is the Company’s effort to support innovative uses of its technology to help protect wildlife and the environment. The Company offers its solutions on a SaaS-based subscription model to its customers.

The Company’s principal executive offices are located in Newark, California. The Company has four wholly owned subsidiaries in South Africa, Colombia, Brazil and Mexico.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”).

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income, equity statement and cash flows for the interim periods, but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2020 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates, including the valuation of accounts receivable, the lives and realization of tangible and intangible assets, stock-based compensation expense, customer life, accounting for revenue recognition, and income taxes including deferred taxes and valuation allowance. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event the Company determines that it would be able to realize its deferred assets in the future in excess of their net recorded amount, the Company makes an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Concentration of Accounts Receivable –At September 30, 2020, two customers accounted for 21% and 11% of the Company’s total accounts receivable. At December 31, 2019, one customer accounted for 55% of the Company’s total accounts receivable.

Concentration of Revenues – For the three months ended September 30, 2020, two customers accounted for 18% and 13% of the Company’s total revenues. For the three months ended September 30, 2019, two customers accounted for 20% and 14% of the Company’s total revenues.

For the nine months ended September 30, 2020, two customers accounted for 18% and 13% of the Company’s total revenues. For the nine months ended September 30, 2019, two customers accounted for 20% and 14% of the Company’s total revenues.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit loss (“CECL”) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective at the beginning of the Company’s first quarter of fiscal 2023. Early adoption of the amendments is permitted. The Company does not expect the adoption of this ASU to have any material impact on its condensed consolidated financial statements.

Note 3. Revenue Related Disclosures

As of December 31, 2019, the Company had total short-term and long-term deferred revenue of $27.0 million. During the three months ended September 30, 2020, the Company recognized $9.5 million in revenue from the beginning deferred revenue balance and $1.8 million from new billings and added $9.7 million to total short-term and long-term deferred revenue from new billings. During the nine months ended September 30, 2020, the Company recognized $22.8 million in revenue from the beginning deferred revenue balance and $10.2 million from new billings and added $26.6 million to total short-term and long-term deferred revenue from new billings.

As of December 31, 2018, the Company had total short-term and long-term deferred revenue of $24.2 million. During the three months ended September 30, 2019, the Company recognized $8.8 million in revenue from the beginning deferred revenue balance and $1.1 million from new billings and added $8.1 million to total short-term and long-term deferred revenue from new billings. During the nine months ended September 30, 2019, the Company recognized $20.0 million in revenue from the beginning deferred revenue balance and $9.7 million from new billings and added $26.8 million to total short-term and long-term deferred revenue from new billings.

As of September 30, 2020, the Company has estimated remaining performance obligations for contractually committed revenues of $10.7 million, $28.8 million, $8.3 million, and $3.1 million that will be recognized during the remainder of the year ending December 31, 2020, the years ending December 31, 2021, 2022, and the three-year period from 2023 through 2025, respectively. The timing of revenue recognition includes estimates of go-live dates for contracts not yet live. There is considerable uncertainty in the Company’s estimates of go-live dates as a result of the novel strain of coronavirus (COVID-19) pandemic and resulting disruption in the Company’s ability to deploy new go-live miles. See Note 12. Commitments and Contingencies. Contractually committed revenue includes deferred revenue as of September 30, 2020 and amounts under contract that will be invoiced after September 30, 2020.

During the three months ended September 30, 2020, the Company recognized revenues of $11.2 million from customers in the United States, and $0.2 million from customers in the Bahamas and South Africa. During the nine months ended September 30, 2020, the Company recognized revenues of $32.6 million from customers in the United States, and $0.5 million from customers in the Bahamas and South Africa.

During the three months ended September 30, 2019, the Company recognized revenues of $9.8 million from customers in the United States and $0.2 million from customers in South Africa and the Bahamas. During the nine months ended September 30, 2019, the Company recognized revenues of $28.9 million from customers in the United States and $0.9 million from customers in South Africa and the Bahamas.

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

The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses based on the Company’s historical experience. At September 30, 2020, the Company had a provision against accounts receivable of $41,000. At December 31, 2019, the Company did not have a provision for potential credit losses as there were no estimated credit losses.

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

The changes in the fair value of contingent consideration liability for 2020 and 2019 are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$750	$750
Payment of contingent consideration liability	(347)	—
Balance, end of period	$403	$750

Note 5. Details of Certain Condensed Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid software and licenses	$473	$321
Prepaid insurance	887	473
Other prepaid expenses	111	94
Deferred commissions	735	753
Other	80	123
	$2,286	$1,764

Other assets (long-term) (in thousands):

	September 30,	December 31,
	2020	2019
Deferred commissions	$1,305	$1,579
Other	38	55
	$1,343	$1,634

Accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2020	2019
Personnel-related accruals	$3,040	$2,883
Royalties payable	36	115
Professional fees	286	317
Sales/ use tax payable	56	91
Contingent consideration liability	403	750
Operating lease liabilities	381	302
Other	39	427
	$4,241	$4,885

Other liabilities (long-term) (in thousands):

	September 30,	December 31,
	2020	2019
Operating lease liabilities	$427	$297
Other	29	1
	$456	$298

Note 6. Related Party Transactions

During the three and nine months ended September 30, 2020, the Company recognized $60,000 and $0.2 million, respectively, in revenues from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and one of the Company’s significant stockholders. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.4 million in revenues, respectively, from those ShotSpotter Labs projects.

Note 7. Capital Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.005 and each outstanding share of common stock is entitled to one vote.

At September 30, 2020 and December 31, 2019, there were 11,441,762 and 11,314,150 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005. At September 30, 2020, there were no shares of preferred stock issued and outstanding.

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

During the nine months ended September 30, 2020, the Company repurchased 74,520 shares of its common stock at an average price of $21.65 per share for $1.6 million. During the nine months ended September 30, 2019, the Company repurchased 120,000 shares of its common stock at an average price of $28.86 per share for $3.5 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

At September 30, 2020, $6.7 million remained available of this $15 million stock repurchase program.

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

The following table summarizes the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$566	$446	$1,445	$471
Denominator:
Weighted-average shares outstanding, basic	11,423,079	11,449,946	11,383,860	11,275,195
Dilutive effect of common stock equivalents	304,033	608,004	334,910	670,975
Weighted-average shares outstanding, diluted	11,727,112	11,917,382	11,718,770	11,865,319
Net income per share, basic	$0.05	$0.04	$0.13	$0.04
Net income per share, diluted	$0.05	$0.04	$0.12	$0.04

Note 9. Common Stock Warrants

At September 30, 2020, the Company had the following common stock warrants issued and outstanding:

Warrant Class	Shares	Issuance Date	Price per Share	Expiration Date
Common stock warrant	50,716	February 2014	$0.1700	February 2021

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

Following the effectiveness of the 2017 Plan in connection with the IPO, no further grants were made under the 2005 Plan.

A summary of option activities under the 2005 Plan and 2017 Plan during the nine months ended September 30, 2020 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2019	617,493	$17.13
Granted	244,979	$31.81
Exercised	(84,670)	$1.99
Canceled	(54,267)	$25.95
Outstanding as of September 30, 2020	723,535	$23.21

During the nine months ended September 30, 2020, the Company granted executive management restricted stock unit (“RSU”) awards totaling 57,048 shares of common stock, with quarterly vesting over the next four years. The weighted average fair value of $34.07 per unit was calculated using the closing stock price on the grant date. During the nine months ended September 30, 2020, RSU’s totaling 2,247 shares of common stock were canceled.

During the nine months ended September 30, 2020, the Company granted directors RSU awards totaling 24,711 shares of common stock in accordance with the Company’s non-employee director compensation policy. The weighted average fair value of $25.90 per unit was calculated using the closing stock price on the grant date.

The number of shares available for grant under the 2017 Plan was 1,928,119 as of September 30, 2020.

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

There were 21,431 shares issued under the 2017 ESPP during the nine months ended September 30, 2020. The number of shares available for grant under the 2017 ESPP was 445,192 as of September 30, 2020.

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

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$292	$125	$788	$472
Sales and marketing	344	173	925	712
Research and development	160	83	416	273
General and administrative	400	335	1,117	918
Total	$1,196	$716	$3,246	$2,375

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

In April 2020, the Company executed a lease agreement for office space in Washington, DC, under a non-cancelable operating lease that expires in November 2025. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions. The lease contains an option to extend the term for an additional five years subject to certain terms and conditions. This lease includes both lease components (e.g., fixed payments including rent, taxes, parking, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs), which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. Upon lease commencement on May 1, 2020, the Company recognized an operating lease right-of-use asset of $0.5 million and a corresponding lease liability of $0.5 million, using a discount rate of 3.85%, which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of commencement.

The operating lease cost recognized for the three months ended September 30, 2020 and 2019 was $0.1 million for each period. The operating lease cost recognized for the nine months ended September 30, 2020 and 2019 was $0.3 million for each period.

Supplemental information related to the operating leases is as follows (in thousands):

	As of September 30, 2020	As of December 31, 2019
Assets
Operating lease right-of-use assets	$761	$556
Liabilities
Lease liabilities (short-term) (presented within Accrued expenses and other current liabilities)	$381	$302
Lease liabilities (long-term) (presented within Other liabilities)	427	297
Total operating lease liabilities	$808	$599

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (presented within Cash flows from operating activities)	$274	$259

Maturities of the lease liabilities at September 30, 2020 are as follows (in thousands):

2020 (remainder of year)	$69
2021	402
2022	100
2023	102
2024	105
2025	90
Total lease payments, undiscounted	868
Less: imputed interest	(60)
Total	$808

The Company does not have any finance leases.

Note 12. Commitments and Contingencies

The Company has non-cancelable data center arrangements in which the original term exceeds one year.

The following is a schedule of future minimum payments under the non-cancelable data center arrangements at September 30, 2020 (in thousands):

Data Center Arrangements
2020 (remainder of year)	$39
2021	117
2022	117
2023	39
Total	$312

Contingencies

On August 28, 2018, Silvon S. Simmons (the “Plaintiff”) amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add the Company and employees as a defendant. The amended complaint alleges conspiracy to violate plaintiff’s civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that ShotSpotter colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff’s conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney’s fees. The Company believes that the Plaintiff’s claims are without merit and is disputing them vigorously.

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

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, in some cases, the restrictions were put back in place after having been lifted. These factors have negatively impacted the Company’s operations and results of operations for the first three quarters of 2020. The Company expects that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on its results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business and results of operations, including its revenues, earnings and cash flows from operations, will be adversely impacted for at least the balance of 2020 and early 2021, including as a result:

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

Note 13. Subsequent Events

On November 4, 2020, the Company entered into a definitive agreement to acquire 100% of the membership interests in LEEDS, LLC (“LEEDS”), a New Jersey-based technology company. The purchase consideration includes $15.0 million in cash, $2.0 million in issued stock and a contingent earnout payable in cash for up to $5.0 million based on LEEDS’ revenues generated over a two-year period following the acquisition date. If the acquisition is completed, the Company will account for this acquisition as a business combination. The Company expects to use existing cash on hand to fund the acquisition.

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

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Flex, is the leading outdoor gunshot detection, location and alerting system. Our patrol management software, ShotSpotter Connect (formerly ShotSpotter Missions), creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. In 2019, we created a new technology innovation unit, ShotSpotter Labs, to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. Our gunshot detection solutions are trusted by law enforcement agencies in over 110 cities as of September 30, 2020.

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

We generate annual subscription revenues from the deployment of ShotSpotter Flex on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution is also sold on a subscription basis. As of September 30, 2020, we had ShotSpotter Flex, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for approximately 770 square miles, of which 758 square miles had gone live. Coverage areas under contract included 113 cities and 13 campuses/sites worldwide across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. As a result of the COVID-19 pandemic, work-from-home and travel ban policies designed to protect the health of employees, and related government-mandated restrictions, our ability to deploy customer solutions since mid-March 2020 has been adversely impacted. While this disruption is currently expected to be temporary, there is considerable uncertainty around the magnitude or duration.

While we intend to continue to devote resources to increase sales of our ShotSpotter SecureCampus, ShotSpotter SiteSecure, ShotSpotter Labs and ShotSpotter Connect solutions, we expect that revenues from our ShotSpotter Flex solution will continue to comprise a substantial majority of our revenues for the foreseeable future. ShotSpotter Labs projects are generally conducted in coordination with a sponsoring charitable organization. These projects may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, ShotSpotter Labs projects will normally produce gross margins significantly lower than our ShotSpotter Flex solutions. Additionally, in early 2020, we added new pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

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

We generated revenues of $11.4 million and $10.0 million for the three months ended September 30, 2020 and 2019, respectively, a year-over-year increase of 14%. Revenues from ShotSpotter Flex during the three months ended September 30, 2020 and 2019, represented approximately 97% and 96% of total revenues, respectively. Our two current largest customers, the City of Chicago and the City of New York, accounted for 18% and 13%, respectively, of our total revenues for the three months ended September 30, 2020, and 20% and 14%, respectively, of our total revenues for the three months ended September 30, 2019.

We generated revenues of $33.1 million and $29.8 million for the nine months ended September 30, 2020 and 2019, respectively, a year-over-year increase of 11%. Revenues from ShotSpotter Flex during the nine months ended September 30, 2020 and 2019, represented approximately 96% of total revenues for both periods. Our two current largest customers, the City of Chicago and the City of New York, accounted for 18% and 13%, respectively, of our total revenues for the nine months ended September 30, 2020, and 20% and 14%, respectively, of our total revenues for the nine months ended September 30, 2019.

For the three months ended September 30, 2020 and 2019, revenues generated within the United States accounted for $11.2 million and $9.8 million, respectively, or 98% of total revenues for the both periods, and $0.2 million for both three months ended September 30, 2020 and 2019, and was derived from our customers located outside the United States.

For the nine months ended September 30, 2020 and 2019, revenues generated within the United States accounted for $32.6 million and $28.9 million, respectively, or 98% and 97%, respectively, of total revenues for the both periods, and $0.5 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively, and was derived from our customers located outside the United States.

We had net income of $0.6 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively and a net income of $1.4 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. Our accumulated deficit was $94.1 million and $95.6 million at September 30, 2020 and December 31, 2019, respectively.

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

We will also focus on expanding our business by introducing new products and services to existing customers such as ShotSpotter Connect and gaining new customers for ShotSpotter Labs. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth given our large and growing installed base of police departments who trust ShotSpotter’s products, support and way of doing business. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other ShotSpotter solutions and priced and serviced appropriately. In some cases, we will need to bring in new skills sets to properly develop, market, sell or service these new products depending on the categories they represent.

In October 2018, we acquired the HunchLab technology and related assets that underline our ShotSpotter Connect solution. ShotSpotter Connect applies risk modeling and artificial intelligence to help forecast when and where crimes are likely to emerge and recommends directed patrols that can deter these events. HunchLab technology provides a high-value and complementary solution we can immediately offer to our existing law enforcement customers. We believe our investment will democratize the sharing of important intelligence with patrol officers who currently have limited direct access to crime analysts.

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

On November 4, 2020, the Company entered into a definitive agreement to acquire 100% of the membership interests in LEEDS, LLC (“LEEDS”), a New Jersey-based technology company. The purchase consideration includes $15.0 million in cash, $2.0 million in issued stock and a contingent earnout payable in cash for up to $5.0 million based on LEEDS’ revenues generated over a two-year period following the acquisition date. If the acquisition is completed, the Company will account for this acquisition as a business combination. The Company expects to use existing cash on hand to fund the acquisition.

Net New “Go-Live” Square Miles

Net new “go-live” square miles represent the square miles covered by deployments of our gunshot detection solutions that were formally approved by customers during the quarter, both from initial and expanded customer deployments, net of square miles that ceased to be “live” during the quarter due to customer cancellations. New square miles include deployed square miles that may have been sold, or booked, in prior quarters. We focus on net new “go-live” square miles as a key business metric to measure our operational performance and inform strategic decisions. The net new “go-live” square miles during the nine months ended September 30, 2020 included the completion of our deployment in Puerto Rico and Nelson Mandela Bay. It is also net of seven miles lost due to our loss of two customers and a coverage area reduction of three miles for one of our customers.

This metric, presented below for the three and nine months ended September 30, 2020 and 2019, is calculated on a quarterly basis using internal data, and may be calculated in a manner different than similar metrics used by other companies. While the ultimate economic impact of the COVID-19 pandemic and social unrest is highly uncertain, we expect that our business will be adversely impacted for at least the balance of 2020. For a discussion of the risks to our ability to deploy new “go-live” square miles associated with the COVID-19 pandemic and social unrest, see “Impact of COVID-19 and Social Unrest on our Business” below, as well as in the risk factors described in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net new "go-live" square miles added	(3)	11	28	48

Impact of COVID-19 and Social Unrest on our Business

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, in some cases, the restrictions were put back in place after having been lifted. These factors have negatively impacted our operations and results of operations for the first three quarters of 2020. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be adversely impacted for at least the balance of 2020 and early 2021, including as a result of:

•	Delays in our ability to deploy new “go-live” miles attributable to company policies or customer policies designed to protect employee health and comply with government restrictions;
•	Greater funding challenges for our customer base, which may adversely affect customer contract renewals, expansion of existing customer deployments or new customer sales;
•	Possible disruption to our supply chain caused by distribution and other logistical issues, which may further delay our ability to deploy new go-live miles; and
•	Potential decrease in productivity of our employees or these of our customers or suppliers due to travel bans or restrictions, work-from-home or shelter-in-place policies and orders.

We may be adversely affected by increasing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police”. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the perceived problems, which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

It is currently not possible to predict the magnitude or duration of the COVID-19 pandemic’s impact on our business or the future impact of the recent, ongoing and possible future unrest. The extent to which these events impact our business will depend on numerous evolving factors that we may not be able to control or accurately predict, including without limitation:

•	the duration and scope of the challenges created by pandemic or by ongoing social unrest;
•	governmental, business and individuals’ actions that have been and continue to be taken in response to these events;

•	the impact of the pandemic and social unrest on economic activity and actions taken in response;
•	the effect on our customers and demand for our products and services;
•	our ability to continue to sell our products and services, including as a result of travel restrictions and people working from home, or restrictions on access to our potential customers;
•	the ability of our customers to pay for our products and services;
•	any closures of our facilities and the facilities of our customers and suppliers; and
•	the degree to which our employees or those of our customers or suppliers become ill with COVID-19.

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

For ShotSpotter Flex, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter. For our ShotSpotter Flex solution, our pricing model is based on a per-square-mile basis. For ShotSpotter SecureCampus and ShotSpotter SiteSecure, our pricing model is on a customized-site basis. For our ShotSpotter Connect solution, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. We may also offer discounts or other incentives in conjunction with ShotSpotter Connect sales in an effort to introduce the product and accelerate sales. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

We anticipate that, due to the ongoing COVID-19 pandemic, our customers may be facing budget shortfalls due to the increased expenditures our customers have had to endure to address the pandemic, as well as the anticipated significant tax revenue declines resulting from the economic impact that the pandemic has rapidly generated in the first nine months of 2020, the duration of which is unknown.

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

During the duration of the COVID-19 pandemic and associated shelter-in-place orders, work-from-home policies and travel bans, our sales and marketing expense has decreased and is expected to remain relatively flat as the pandemic continues. Thereafter, in the near term, we expect our sales and marketing expenses to increase in absolute dollars primarily due to planned growth in our sales and marketing organization. This growth may include adding sales and/or marketing personnel and expanding our marketing activities to continue to generate additional leads. Sales and marketing expense may fluctuate from quarter to quarter based on the timing of commission expense, marketing campaigns and tradeshows.

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

We are investing in engineering resources to support further development of ShotSpotter Connect. The focus of this effort will be in the areas of data science modeling, user experience, core application functionality and backend infrastructure improvements, including integration of ShotSpotter gunshot data to enhance forecasting of gun violence.

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

We continually monitor all positive and negative evidence regarding the realization of our deferred tax assets and may record assets when it becomes more likely than not, than they will be realized.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
		As a % of		As a % of	Change
	2020	Revenues	2019	Revenues	$	%
Revenues	$11,350	100%	$9,984	100%	$1,366	14%
Costs
Cost of revenues	4,745	42%	4,019	40%	726	18%
Impairment of property and equipment	161	1%	—	—	161	—
Total costs	4,906	43%	4,019	40%	887	22%
Gross profit	6,444	57%	5,965	60%	479	8%
Operating expenses:
Sales and marketing	2,400	21%	2,426	24%	(26)	(1)%
Research and development	1,375	12%	1,358	14%	17	1%
General and administrative	2,040	18%	1,803	18%	237	13%
Total operating expenses	5,815	51%	5,587	56%	228	4%
Operating income	629	6%	378	4%	251	66%
Other income (expense), net	(55)	—	61	1%	(116)	(190%)
Provision (benefit) for income taxes	8	—	(7)	—	15	(214%)
Net income	$566	5%	$446	4%	$120	27%

Revenues

The increase of $1.4 million was primarily attributable to new customers and expansions of existing customer coverage areas, partially offset by a normal rate of customer attrition as well as the effect of COVID-19 related delays in deploying contracted miles and contract renewals with certain customers. We went live with 62 net new square miles since September 30, 2019.

Costs

The increase of $0.9 million was due primarily to a $0.6 million increase in overall personnel-related costs and a reallocation of certain resources as we formalized our customer success organization as well as a $0.2 million increase in repairs and maintenance costs. There was also a $0.2 million write-off related to sensor assets due to the loss of a customer. These increases are partially offset by a $0.1 million decrease in costs related to ShotSpotter Labs projects, for which revenues and costs vary from quarter to quarter depending on the phase of the projects.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense remained relatively unchanged, because while we have added more personnel and expanded our marketing activities, we have also reallocated certain resources as part of the formalization of our customer success organization beginning in the first quarter of 2020, thus impacting cost of revenues. Sales and marketing activity was also lower in the third quarter of 2020 because of the curtailment of business activities and travel restrictions due to the COVID-19 pandemic.

Research and Development Expense

The expenses remained relatively unchanged due to the increased personnel-related costs offset by a reduction in outside consulting fees.

General and Administrative Expense

The increase of $0.2 million was due primarily to an increase in personnel-related costs and insurance costs.

Other Income, Net

The decrease of $0.1 million was due primarily to a decrease in interest income as interest rates have significantly decreased over the third quarter.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended September 30, 2020 and 2019, due to having net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

We continually monitor all positive and negative evidence regarding the realization of our deferred tax assets and may record assets when it becomes more likely than not, than they will be realized.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table sets forth our selected condensed consolidated statements of operations data for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
		As a % of		As a % of	Change
	2020	Revenues	2019	Revenues	$	%
Revenues	$33,085	100%	$29,837	100%	$3,248	11%
Costs
Cost of revenues	13,440	41%	12,300	41%	1,140	9%
Impairment of property and equipment	161	—	—	—	161	—
Total costs	13,601	41%	12,300	41%	1,301	11%
Gross profit	19,484	59%	17,537	59%	1,947	11%
Operating expenses:
Sales and marketing	7,237	22%	7,494	25%	(257)	(3)%
Research and development	4,104	12%	4,026	13%	78	2%
General and administrative	6,627	20%	5,669	19%	958	17%
Total operating expenses	17,968	54%	17,189	58%	779	5%
Operating income	1,516	5%	348	—	1,168	336%
Other income (expense), net	(72)	—	156	—	(228)	(146)%
Provision (benefit) for income taxes	(1)	—	33	—	(34)	(103%)
Net income	$1,445	4%	$471	$—	$974	207%

Revenues

The increase of $3.2 million was primarily attributable to new customers and expansions of existing customer coverage areas, partially offset by a normal rate of customer attrition as well as COVID-19 related delays renewals of certain customers. We went live with 62 net new square miles since September 30, 2019.

Costs

The increase of $1.3 million was due primarily to an increase of $1.1 million related to personnel-related costs as well as a reallocation of certain resources as we formalized our customer success organization. In addition, there was a $0.2 million increase in repairs and maintenance, a $0.2 million write-off related to sensor assets due to the loss of a customer, a $0.2 million increase in depreciation due to 62 net new square miles having gone live since September 30, 2019. These increases were partially offset by a $0.3 million decrease in ShotSpotter Labs projects and a $0.2 million decrease from the more efficient use of third-party labor.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense decreased by $0.3 million because while we have added more personnel and expanded our marketing activities, we have also reallocated certain resources as part of the formalization of our customer success organization beginning in the first quarter of 2020, thus impacting cost of revenues. Sales and marketing activity also slowed in the second and third quarters of 2020 because of the curtailment of business activities and travel restrictions due to the COVID-19 pandemic.

Research and Development Expense

The expenses remained flat due to increased personnel-related costs offset by a reduction in outside consulting fees.

General and Administrative Expense

The increase of $1.0 million was due primarily to $0.4 million increase in personnel-related costs, $0.3 million increase in cost of business insurance, $0.1 million increase in legal expenses, $0.1 million increase in equipment and software and $0.1 million in consulting fees.

Other Income, Net

The decrease of $0.2 million was due primarily to a decrease in interest income as interest rates have significantly decreased in response to the COVID-19 pandemic.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the nine months ended September 30, 2020 and 2019, due to having net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

We continually monitor all positive and negative evidence regarding the realization of our deferred tax assets and may record assets when it becomes more likely than not, than they will be realized.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $28.7 million as of September 30, 2020. In August 2020, we entered into an amendment to our credit facility to increase the size of our available loan facility from $10.0 million to $20.0 million. As of September 30, 2020, no amounts were outstanding as of September 30, 2020.

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

Use of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, and cash used in investing activities, such as property and equipment expenditures to install infrastructure in customer cities in order to deliver our solutions. We also invest in company and technology acquisitions, where appropriate.

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

During the three months ended September 30, 2020, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2020, the Company repurchased 74,520 shares of its common stock at an average price of $21.65 per share for $1.6 million. At September 30, 2020, $6.7 million remained of this $15 million stock repurchase program. During the year ended December 31, 2019, we repurchased 257,824 shares of our common stock at an average price of $26 per share for $6.7 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Cash Flows

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table presents a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$8,809	$11,151
Investing activities	(3,178)	(3,731)
Financing activities	(1,391)	8,492
Net change in cash and cash equivalents	$4,240	$15,912

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

Net cash provided by operating activities decreased $2.3 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 primarily due to a $1.8 million decrease in cash collected from customers, driven by the timing of executing contracts and renewals, which impacted the timing of billings and collections and $0.5 million increase in payments including insurance and software subscriptions.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $3.2 million and $3.7 million in the nine months ended September 30, 2020 and 2019, respectively, primarily for property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes proceeds from our follow-on offering in 2019, net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan, offset by payment for repurchases of our common stock, payment of indebtedness, and debt issuance and financing costs.

Financing activities used $1.4 million during the nine months ended September 30, 2020, mainly due to $1.6 million paid for the share repurchases and $0.3 million for the payment of contingent consideration liability to Azavea, Inc. in connection with the purchase of ShotSpotter Connect partially offset by the $0.4 million proceeds from the ESPP purchase during the nine months ended September 30, 2020.

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

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For the significant or material changes in our critical accounting policies during the nine months ended September 30, 2020, see Note 2, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the nine months ended September 30, 2020, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13-a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

•	The COVID-19 pandemic has resulted in a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.
•	Ongoing social unrest may result in a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.
•	Our success depends on maintaining and increasing our sales, which depends on factors we cannot control, including the availability of funding to our customers.
•	Contracting with government entities can be complex, expensive and time-consuming.
•	If we are unable to maintain and expand coverage of our existing public safety customer accounts and further penetrate the public safety market, our revenues may not grow.
•	If we are unable to sell our solutions into new markets, our revenues may not grow.
•	Our sales cycle can be lengthy, time-consuming and costly, and our inability to successfully complete sales could harm our business.
•	Changes in the availability of federal funding to support local law enforcement efforts could impact our business.
•	If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business prospects would suffer.
•	The failure of our solutions to meet our customers’ expectations could harm our reputation, which may have a material adverse effect on our business, operating results and financial condition.
•	Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and results of operations.
•

Real or perceived false positive gunshot alerts or failure or perceived failure to generate alerts for actual gunfire could adversely affect our customers and their operations, damage our brand and reputation and adversely affect our growth prospects and results of operations.

•

We may require additional capital to fund our business and support our growth, and our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects.

•

Our strategy includes pursuing acquisitions, including our current planned acquisition of Leeds, LLC, and our inability to successfully integrate newly-acquired technologies, assets or businesses may harm our financial results. Future acquisitions of technologies, assets or businesses, which are paid for partially or entirely through the issuance of stock or stock rights, could dilute the ownership of our existing stockholders.

•	The nature of our business exposes us to inherent liability risks.
•	The nature of our business may result in undesirable press coverage or other negative publicity.
•	Failure to protect our intellectual property rights could adversely affect our business.
•	Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

Risks Related to Our Business and Industry

The COVID-19 pandemic has resulted in a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, in some cases, the restrictions were put back in place shortly after having been lifted. These factors have negatively impacted the Company’s operations and results of operations for the first three quarters of 2020. The Company expects that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on its results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business and results of operations, including its revenues, earnings and cash flows from operations, will be adversely impacted for at least the balance of 2020 and early 2021, including as a result of:

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

Ongoing social unrest may result in a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.

The Company may be adversely affected by ongoing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” or increases in such unrest that may occur in the future. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the “problem”, which may adversely affect the Company, its business and results of operations, including its revenues, earnings and cash flows from operations.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not. During the COVID-19 pandemic and any associated impact on economic conditions, these risks are more pronounced than usual, as government entities struggle with reduced levels of resources related to implications of the pandemic.

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

Our ability to increase revenues will depend in large part on our existing public safety solution customers renewing their annual subscriptions and expanding their mileage coverage or purchasing and implementing our ShotSpotter Connect solutions. Most of our ShotSpotter Flex customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. If our existing customers do not renew their subscriptions, our revenues may decrease. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, our revenues will not grow as we anticipate, or may even decline. During the COVID-19 pandemic and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our ShotSpotter Flex and ShotSpotter Connect solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers, particularly in challenging economic conditions we anticipate from the COVID-19 pandemic; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of ShotSpotter Flex by existing public safety customers or adding new ShotSpotter Flex and ShotSpotter Connect public safety customers, our revenues and growth prospects would suffer.

If we are unable to sell our solutions into new markets, our revenues may not grow.

Part of our growth strategy depends on our ability to increase sales of our security solutions and add new customers for our public safety solution in markets outside of the United States. Our security solutions include ShotSpotter Connect, ShotSpotter Labs, ShotSpotter SecureCampus and ShotSpotter SiteSecure. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer. During the COVID-19 pandemic and any associated impact on economic conditions, this risk is more pronounced than usual.

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

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. Increasing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” have increased throughout 2020. These events may directly or indirectly affect municipal and police agency budgets, including federal funding available to current and potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

Federal stimulus funding increased in the second quarter as a result of the COVID-19 pandemic; however, we do not know whether additional stimulus funding will be made available, and many state and local governments anticipate budget shortfalls without additional funding. Further, the allocation of and prioritization of stimulus funds is uncertain and may change. There is no guarantee that additional funding will be made available to fund our solutions.

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

Promoting and demonstrating the utility of our solutions as useful, reliable and important tools for law enforcement and security personnel is critical to the success of our business. Our ability to secure customer renewals, expand existing customer coverage areas, and enter into new customer contracts is dependent on our reputation and our ability to deliver our solutions effectively. We believe that our reputation among police departments using ShotSpotter Flex is particularly important to our success. Our ability to meet customer expectations will depend on a wide range of factors, including:

•	our ability to continue to offer high-quality, innovative and accurate gunshot detection and gunshot deterrence services, and precision policing software and solutions;
•	our ability to maintain continuous monitoring during high outdoor-noise activity periods such as New Year’s Day, the Fourth of July and Cinco de Mayo, and Carnival for international deployments;
•	our ability to maintain high customer satisfaction, including meeting our SLA (“Service Level Agreements”) standards;
•	the perceived value and quality of our solutions;
•	differences in opinion regarding the metrics that measure the success of our solutions;
•	our ability to successfully communicate the unique value proposition of our solutions;
•	our ability to provide high-quality customer support;
•	any misuse or perceived misuse of our solutions;
•	interruptions, delays or attacks on our platform;
•	litigation- or regulation-related developments; and
•	damage to or degradation of our sensors or sensor network by third parties.

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

In addition, our IRC department personnel operate either remotely or out of our offices. Any interruption or delay in service from our IRC, such as from a communications or power outage, could limit our ability deliver our solutions. In addition, it may become increasingly difficult to maintain and improve the performance of our solutions, especially during peak usage times as the capacity of our IRC operations reaches its limits. If there is an interruption or delay in service from our IRC operations and a gunshot is detected but not reviewed in the allotted time, our software will flag the incident for off-line review. This may result in delayed notifications to our customers and as a result, we could experience a decline in customer satisfaction with our solutions and our reputation and growth prospects could be harmed.

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

We only reached our first full year of net income in 2019; prior to that, we posted a net loss in each year since inception. As of September 30, 2020, we had an accumulated deficit of $94.1 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•	research and development related to our solutions, including investments in our engineering and technical teams;
•	acquisition of complementary technologies or businesses, such as our acquisition of HunchLab technology in October 2018, and our planned acquisition of Leeds, LLC in November 2020;

•	continued international expansion of our business; and
•	general and administrative expenses.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we increased to $20.0 million in August 2020 and which we intend to use for general working capital purposes. As of September 30, 2020, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

Under the Umpqua Credit Agreement, we are subject to various negative covenants that limit, subject to certain exclusions, our ability to incur indebtedness, make loans, invest in or secure the obligations of other parties, pay or declare dividends, make distributions with respect to our securities, redeem outstanding shares of our stock, create subsidiaries, materially change the nature of its business, enter into related party transactions, engage in mergers and business combinations, the acquisition or transfer of our assets outside of the ordinary course of business, grant liens or enter into collateral relationships involving company assets or reincorporate, reorganize or dissolve the company. These covenants could adversely affect our financial health and business and future operations by, among other things:

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

The market for security solutions for university campuses, corporate campuses and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence. Because there are several possible uses of funds for security needs, we may face increased challenges in demonstrating or distinguishing the benefits of ShotSpotter SecureCampus and ShotSpotter SiteSecure. In particular, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering was limited, and as a result, in June 2018, we made the strategic decision to cease indoor coverage as part of our service offering. While our ShotSpotter Connect may increase sales of our outdoor detection services, we may face challenges in demonstrating or distinguishing the benefits of ShotSpotter Connect’ for development of crime forecasts and increased effectiveness of patrol resources.

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

We have announced our intention to acquire Leeds, LLC in order to enhance our precision policing platform. We will evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our platform and applications, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

We believe that part of our continued growth will be driven by acquisitions of other companies or their technologies, assets, businesses and teams. Acquisitions in the future that we complete will give rise to risks, including:

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

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with the acquisition of Leeds or any future acquisitions. To the extent that we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

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

We currently use third-party data center hosting facilities to host certain components of our solutions. Our operations depend, in part, on our third-party providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or communications failures, cyber incidents, criminal acts and similar events. In the event that any of our third-party facility arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience service interruptions in our solutions as well as delays and additional expenses in arranging new facilities and services. The COVID-19 pandemic and its associated shelter-in-place orders, travel bans and work-from-

home policies may increase the likelihood of service interruptions or cyber incidents at these data center hosting facilities. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, cyber incidents or other performance problems with our solutions could harm our reputation.

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

To the extent that required consents delay our ability to deploy our solutions or facility owners do not grant permission to use their facilities, revoke previously granted permissions, or require us to pay a site license fee in order to install our sensors, our business may be harmed. If we were required to pay a site license fee in order to install sensors, our deployment expenses would increase, which would impact our gross margins. If we cannot obtain a sufficient number of sensor mounting locations that are appropriately dispersed in a coverage area, the effectiveness of our ShotSpotter Flex solution would be limited, we may need to reduce the coverage area of the solution. During the COVID-19 pandemic, our installation team has been unable to travel at times. Additionally, both our installation team and our third-party providers are facing greater challenges in obtaining permissions to install and in installing our sensors. To the extent our deployments are delayed for these reasons, we may not be able to meet our service level requirements, any of which could result in customer dissatisfaction or have a material adverse impact on our reputation, our business and our financial results.

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

Approximately 60% of our installed ShotSpotter sensors use fourth-generation Long-Term Evolution (“LTE”) wireless technology and 33% use third-generation (“3G”) cellular communications. Our US wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services. As our wireless carriers phase out their 3G services or make changes to their spectrum allocation, we may experience reduced service performance, which may require us to replace our 3G sensors sooner than planned. Originally, we had expected to start incurring these upgrade costs in 2021 through 2022. We have begun plans to replace sensors in certain geographic areas starting in the second half of 2020 in order to optimize personnel utilization. Accelerated bandwidth changes by our carriers may require us to continue to accelerate the upgrade of our 3G sensors prior to 2022, which would accelerate the costs associated with the upgrade. These sensor replacements will require significant capital expenditures, which are estimated to be between $4.0 million and $6.0 million in total and may reduce our gross margins and also divert management’s attention and other important resources away from our customer service and sales efforts for new customers.

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

As a result of our use of outdoor acoustic sensors, we are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could impair our efforts to maintain and expand our customer base, and thereby decrease our revenues.

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

As of December 31, 2019, we had federal net operating loss carryforwards (“NOLs”) of approximately $85.6 million, of which $80.6 million will expire between 2026 through 2038, if not utilized. As of December 31, 2019, we also had state NOLs of approximately $55.0 million, which will expire, if not utilized, in 2020 through 2039. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state.

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

As of September 30, 2020, we had 33 U.S. patents directed to our technologies, as well as one granted patent in Israel and one granted patent in Mexico. The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

None.

Item 6. Exhibits

A list of exhibits is set forth below.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017
10.1	Second Amendment to Credit Agreement by and between ShotSpotter, Inc. and Umpqua Bank, dated August 14, 2020	8-K	001-38107	10.1	August 14, 2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

SHOTSPOTTER, INC.

Date: November 9, 2020	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: November 9, 2020	By:	/s/ Mary Hentges
Mary Hentges
Interim Chief Financial Officer