Form 10-K
period 2020-12-31
SHOTSPOTTER, INC
filed 2021-03-29
CIK 1351636

cc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38107

ShotSpotter, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-0949915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7979 Gateway Blvd., Suite 210 Newark, California	94560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 794-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value per share	SSTI	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting  under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered independent public accounting firm that prepared or issued its audit report ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a closing price of $25.20 per share of the Registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2020 was $201,482,820.

The number of shares of Registrant’s common stock outstanding as of March 23, 2021 was 11,648,028.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 16, 2021, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2020.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the sections of this Annual Report on Form 10-K entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but are also contained elsewhere in this Annual Report on Form 10-K. Often, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements include statements about:

•	our ability to continue to increase revenues, secure customer renewals and expand coverage areas of existing public safety customers;
•	our ability to continue to add new customers for our public safety and security solutions;
•	our ability to grow both domestically and internationally;
•	our ability to effectively manage or sustain our growth;
•	our ability to maintain, increase or strengthen awareness of our solutions;
•	our ability to achieve and maintain service level agreement standards in our customer contracts;
•	future revenues, hiring plans, expenses, capital expenditures, capital requirements and stock performance;
•	our ability to service outstanding debt, if any, and satisfy covenants associated with outstanding debt facilities;
•	our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;
•	our ability to comply with new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and
•	our ability to maintain, protect and enhance our intellectual property.

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

Summary of Risk Factors

Investing in our common stock involves risks, including those discussed in the section titled “Risk Factors.” These risks include, among others: The COVID-19 pandemic has resulted in a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.

•	If our business does not grow as we expect, or if we fail to manage our growth effectively, our operating results and business prospects would suffer.
•	Our quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
•

Because we generally recognize our subscription revenues ratably over the term of our contract with a customer, fluctuations in sales will not be fully reflected in our operating results until future periods.

•	We have not been profitable historically and may not achieve or maintain profitability in the future.
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

•	If we are unable to sell our solutions into new markets, our revenues may not grow.
•	Ongoing social unrest may result in a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.
•	Our success depends on maintaining and increasing our sales, which depends on factors we cannot control, including the availability of funding to our customers.
•	Contracting with government entities can be complex, expensive, and time-consuming.
•	If we are unable to further penetrate the public safety market, our revenues may not grow.
•	Our sales cycle can be lengthy, time-consuming and costly, and our inability to successfully complete sales could harm our business.
•	Changes in the availability of federal funding to support local law enforcement efforts could impact our business.
•	The failure of our solutions to meet our customers’ expectations could harm our reputation, which may have a material adverse effect on our business, operating results and financial condition.
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

PART I.

Item 1. BUSINESS

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Respond (formerly ShotSpotter Flex), is the leading outdoor gunshot detection, location and alerting system. Our gunshot detection solutions are trusted by law enforcement agencies in over 110 cities as of December 31, 2020. Our patrol management software, ShotSpotter Connect (formerly ShotSpotter Missions), uses artificial intelligence-driven analysis to help strategically plan directed patrols and have consistent use of tactics to deter a broad set of crime types. Our security solutions, ShotSpotter SecureCampus, and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses, big-box retail, malls and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. ShotSpotter CrimeCenter (which will be renamed ShotSpotter Investigate), adds case management to our expanding suite of precision policing technology solutions and provides agencies with a cloud-based investigative digital case folder and analytical and collaboration tools to improve case closure rates. In 2019, we created a new technology innovation unit, ShotSpotter Labs, to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment.

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution is also sold on a subscription basis. As of December 31, 2020, we had ShotSpotter Respond, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for over 810 square miles, of which 779 square miles had gone live. Coverage areas under contract included over 110 cities and 12 campuses/sites across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. Most of our revenues are attributable to customers based in the United States.

Since our founding 25 years ago, ShotSpotter has been and continues to be a purpose-led company. We are a mission-driven organization that is focused on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing them solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation equally to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

Industry Background: The Public Safety Gap

Local police departments are challenged to serve and protect in an increasingly transparent fashion without unintentionally over-policing and under serving their communities. This mandate must be met while facing municipal budget pressures and community activist calls to defund the police while violent crime is on a measurable uptick and case closure rates are at all-time lows. There are three distinct problems associated with the public safety gap, which are discussed below.

The Violent Crime Problem

The majority of urban gunfire goes unreported. A 2016 report published by The Brookings Institute analyzing data collected from ShotSpotter Respond and our customers suggests that approximately 80% of the gunshots detected by our public safety solution are not reported to 911 by residents. Even in the instances when 911 calls are made, the information reported by the caller is often incomplete or inaccurate as to the time and location of the gunshot. Furthermore, in many cases it is often difficult for the caller to authenticate the incident as gunfire. In addition, we believe that in communities plagued by gun violence, there is often a lack of trust between the community’s residents and its police force, which can exacerbate the underreporting of gunfire and create a vicious cycle of underreporting, lack of response and increased mistrust due to continued unaddressed gun violence in the community. When gunfire is not reported or is reported inaccurately, law enforcement and medical personnel cannot address injuries nor effectively investigate and solve related crimes or prevent future incidents.

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

In addition, several studies have suggested that property values are inversely correlated with violent crime. For example, the Center for American Progress conducted a study of changes in homicide incidents and housing prices in Boston, Seattle, Chicago, Philadelphia, and Milwaukee, and found that a reduction in a given year of one homicide in a ZIP code caused a 1.5% increase in housing values in that same ZIP code the following year.

Gut-based Patrolling Problem

Agencies face a resource deficit and need more efficient ways to patrol and prevent crime. Most departments use old patrolling methods that are non data-driven, have limited visibility to officer activity and no controls to reduce over-policing. We believe the category is ripe for AI-based automation for more efficient and effective patrolling done in a way that better engages the community and reduces crime.

Low Case Closure/Victim Resolution Problem

According to a report published by Statista Research Group in 2019, homicide clearance rates in the United States averaged 61% in 2019. Too many suspects do not face the consequences and are free to commit additional crimes while victims and their families suffer without closure. Police use a mix of manual, homegrown and limited function RMS modules for case management. To solve cases, detectives must access multiple, siloed sources of data with limited automation tools for analytical support or collaboration. We believe investigative case management can significantly benefit from greater automation to improve clearance rates and solves cases faster.

Our Vision

We see a world where data is converted into actionable intelligence thereby enabling police departments to implement modern 21st century policing practices. These practices can help police be more efficient directing law enforcement interventions toward the few that commit crimes and more effective in building community trust and engagement while co-producing public safety outcomes. We believe the ShotSpotter Precision Policing Suite of Solutions in can be a valuable set of tools in implementing 21st century policing practices. Two of our components ShotSpotter Respond and ShotSpotter Connect are marketed currently and the third, ShotSpotter Investigate is expected to be ready to bring to market near the end of 2021.

ShotSpotter Respond

ShotSpotter Respond, our acoustic gunshot detection technology that is offer a public safety solution, serves cities and municipalities seeking to identify, locate and deter persistent, localized gun violence by incorporating a real-time gunshot detection system into their policing systems. ShotSpotter Respond is used by local police departments and a version of ShotSpotter Respond, branded as SiteSecure and Secure Campus is used by security personnel it the protection of critical assets college, university and commercial campuses.

Our gunshot detection solutions consist of highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors designed to detect outdoor gunfire. The speed and accuracy of our gunfire alerts enable law enforcement and security personnel to consistently and quickly respond to shooting events including those unreported through 911, which can increase the chances of apprehending the shooter, providing timely aid to victims, and identifying witnesses before they scatter, as well as aid in evidentiary collection and serve as an overall deterrent. When a potential gunfire incident is detected by our sensors, our system precisely locates where the incident occurred and applies machine classification combined with human review to analyze and validate the incident. An alert containing a location on a map and critical information about the incident is sent directly to subscribing law enforcement or security personnel through any internet-connected computer and to iPhone or Android mobile devices.

Our software sends validated gunfire data along with the audio of the triggering sound to our Incident Review Center (“IRC”), where our trained incident review specialists are on duty 24 hours a day, seven days a week, 365 days a year to screen and confirm actual gunfire incidents. Our trained incident review specialists can supplement alerts with additional tactical information, such as the potential presence of multiple shooters or the use of high-capacity weapons. Gunshot incidents reviewed by our IRC result in alerts typically sent within approximately 45 seconds of the report of the gunfire incident.

Specialized Gunshot Detection Software

The heart of our gunshot detection solutions is our sophisticated and specialized software. Our software analyzes audio signals for potential gunshots detected by our intelligent sensors. Our sensor filters out ambient background noise, such as traffic or wind, and looks for impulsive sounds characteristic of gunfire. If the sensor detects such an impulse, it extracts pulse features of the soundwave, such as sharpness, strength, duration, rise time and decay time. Then, the sensor sends these features to our cloud servers as part of a data packet that includes the location coordinates of the reporting sensor and the precise time of arrival and angle of arrival of the sound.

When the data reaches our cloud servers, our software assesses whether three or more of our outdoor sensors detected the same sound impulse and, if so, finds the location coordinates of the sound source based on the time of arrival and the angle of arrival of the sound using the technique of multilateration. The accuracy of the coordinates derived from our proprietary software is significantly improved when more than three sensors participate, as is typically the case. We deploy our sensor arrays such that, on average, six to eight sensors participate in the detection of a gunshot.

After the software determines the location of the sound source, our machine classifier algorithms analyze the pulse features to determine if the sound is likely to be gunfire. Our algorithms consider pulse features, the distance from the sound source, pattern matching and other heuristic methods to evaluate and classify the sound. The machine classifier algorithm is periodically trained and validated against our large database of known gunfire and other community sounds that are impulsive in nature. We continue to add new data to our machine learning database from the incidents reviewed by our incident review specialists in our IRC process. Classification continuously improves as the machine classifiers are re-trained using the expanded data set.

Once an incident is classified as likely gunfire, it is sent to the incident review specialists in our IRC for additional analysis and confirmation. Along with confirming an incident is gunfire, our incident review specialists also annotate the alerts with additional information that may be helpful to first responders, such as whether there are multiple shooters or if a high-capacity or fully automatic weapon is being used. Incident notifications are sent when the incident is confirmed as gunfire by one of our incident review specialists. Alerts are delivered using push notifications to our mobile, desktop or browser applications, email, or SMS text messages. The time from a report of an outdoor trigger-pull to a notification being sent to our customers is typically 45 seconds or less.

Intelligent and Ruggedized Sensors

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

The sensors do not have the ability to live stream audio. Sounds captured by the secure sensors are cached and permanently deleted within 30 hours. When a sensor is triggered by an impulsive sound, the “incident” that is created includes a recording including no more than one second before the incident and one second after the incident. This audio snippet is preserved indefinitely for potential evidentiary use.

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

We typically design and deploy arrays of 20 to 25 sensors per square mile taking into consideration the unique acoustic environment in which we are deploying. The cumulative experience of deploying in various cities with different acoustic properties has provided a distinct advantage in tailoring our sensor arrays to perform at high levels. We have full telemetry to each sensor that provides detailed data to our system to monitor each sensor’s health and availability. Sensor firmware is maintained with over-the-air updates. Because we design our networks with a certain amount of redundancy to ensure durability, our sensor arrays, multiple sensors can be offline at any given time without affecting the overall performance of the system.

Incident Review Center- Classification

Our IRC operates 24 hours a day, seven days a week, 365 days a year. When a loud impulsive sound triggers enough of our outdoor sensors that an incident is detected and located, audio from the incident is sent to our IRC via secure, high-speed network connections for real-time confirmation. Within seconds of an incident, one of our incident review specialists analyzes audio data and recordings of the potential gunfire. When gunfire is confirmed, our IRC team sends an alert directly to emergency dispatch centers and field personnel through any computer or mobile device with access to the Internet. This process typically takes less than 45 seconds from the report of the gunfire incident. Alerts include:

•	the precise location of gunfire, including both latitude/longitude and nearest street address;
•	the number and exact time of shots fired;
•	if detectable, the involvement of multiple shooters; and
•	if detectable, the use of fully automatic or high-capacity weapons.

Our IRC operates primarily out of our principal facilities in Newark, California and Washington, DC and receives audio from incidents detected by our outdoor sensors regardless of where such incidents occur. Although our IRC normally operates from our offices, our trained personnel can perform IRC functions from any location that has a high-speed internet connection. In response to the 2020 COVID-19 pandemic, IRC personnel have performed their job function entirely from home.

Gunshot Detection Alerts

Our alerts are delivered in the following forms:

Real-Time Alerts

Our IRC sends real-time notifications of outdoor gunfire incidents to the ShotSpotter Dispatch application, which is specifically designed for emergency communications centers, dispatch centers, and other public safety answering points.

The ShotSpotter Respond alert received by the ShotSpotter Dispatch application includes a unique identification number (Respond ID number), a precise time and date of the gunfire (trigger time), nearest street address of the gunfire, number of shots and police district and beat identification. One of our incident review specialists may add other contextual information related to the incident such as the possibility of multiple shooters, high-capacity or fully automatic weapons.

The 911 dispatcher may add their own notes relating to the incident in which case the notes are time- and date-stamped and indicate the operator’s identification. A comprehensive audit trail of all changes to the incident is maintained that includes the time the alert was received and acknowledged by the dispatcher. These data may be used to measure KPIs by dispatch personnel.

ShotSpotter Respond

We also offer a robust Respond application for use by patrol officers and security personnel that is available on iPhone or Android mobile devices and computers installed in patrol vehicles. This application allows field personnel to directly receive alerts of outdoor gunshots and related critical information. The alert includes a unique identification number (Respond ID number), a precise time and date of the gunfire (trigger time), nearest street address to the location of the gunfire, number of shots and police district and beat identification. One of our incident review specialists may add other contextual information related to the incident such as the possibility of multiple shooters, high-capacity or fully automatic weapons. In addition, the dispatcher may add their own notes. The alert also includes an audio snippet of the incident.

Mobile Device Support-Apple iOS and Android-phones/tablets and watches

Related Applications and Services

ShotSpotter Insight

All historical incident data in our database can be viewed, searched, sorted, and filtered using our ShotSpotter Insight application newly developed and introduced to customers during 2020. The Insight application can create an investigative lead summary report that focuses the specifics of a single incident or a multiple incident report that lists groups of incidents. Complex filters may be defined using multiple search criteria and the filters named and saved for recurring use. Incident data may be exported for use in third-party applications such as Excel, currently the tool of choice for police department crime analysts.

Integration Services

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

Detailed Forensic Reports and Certified Expert Witness Services

As part of our solution, we offer Detailed Forensic Reports (“DFRs”). These provide law enforcement personnel and prosecutors with comprehensive, court-admissible analysis of a shooting incident, including the gunfire audio. We also offer expert witness testimony to introduce the forensic analysis of the DFRs at trial and to provide technical expertise regarding our technology. Our forensic evidence has been admitted in over 100 criminal prosecutions throughout the United States. Our technology and the forensic results achieved from it have been found to be admissible in numerous states, adhering to either the Frye or Daubert expert testimony standard, including Minnesota, Nebraska, Pennsylvania, California, Missouri, New York, Colorado, Indiana, and New Jersey.

ShotSpotter Respond Results and Benefits

•

Expedited Response to Gunfire. In 2020, we issued over 230,000 gunshot alerts to our customers. In areas where gun violence is persistent, we believe most gunshots are not otherwise reported. Even when calls are made, many callers are unable to provide a location of the gunshot or other relevant details. Human response time to unfolding violence often delays calls for several minutes in circumstances where response time can be critical. By contrast, our solutions typically alert emergency dispatch centers and field personnel within 45 seconds of the report of the gunfire incident and provide an exact location, enabling them to respond faster and to a specific location. The ability to respond more quickly increases the chances of apprehending the shooter and assisting victims of violence, in addition to aiding in evidence collection.

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

•

Improved Police Officer Safety. We believe that our solutions provide additional and valuable information regarding gunshot incidents as the alerts we provide give additional insight and situational awareness, including round count, potential multiple shooters and potential use of an automatic weapon, that allow the responders to be better prepared to respond appropriately.

The below graphic demonstrates positive impact results observed at a few of our customers.

1Omaha PD statistics from NE district where ShotSpotter is deployed (2011-2019)

2Pittsburgh.org City Crime Rates Drop Again. January 30, 2020

3NBC WITN. January 22, 2020

4ShotSpotter found to reduce gun violence in 2020. Fox 4. February 26, 2021

ShotSpotter Connect

The defund the police movement and associated social unrest issues have contributed to a decline in the perception of the policing profession. This has challenged agencies more than ever with maintaining a functional level of staffing due to early retirements and a more limited ability to recruit new officers. ShotSpotter Connect helps address this new reality by helping agencies make their largest cost center – patrol – more efficient and effective in reducing crime and better engaging with the community.

There are several formal methods by which police have traditionally directed their resources:

•	Predictive Policing. A police strategy that uses historical data of crime events and/or offenders to predict where future crimes may occur.
•	Hot Spot Analysis. Using clusters of past crimes to determine what areas police should patrol.
•	“Gut-Based” Patrols. A scenario where officers rely on personal intuition and prior experience to decide which areas to patrol to reduce crime occurrence.

While well intended, these options are often cited as having flaws that do not take into account the potential harm to the community. The limitations of these traditional methods include: risk assessments being subject to enforcement bias, lack of controls to limit over-policing, no guidance on tactics when officers arrive in patrol areas, limited reporting on officer activity, and limited ability to provide community transparency. The end result may leave citizens feeling over-policed and discriminated against, and not actually maximize the crime deterrent effect.

ShotSpotter Connect is a patrol management solution designed to put the community first, and the first to be built with civil liberty protections in mind to address these issues. It uses information that is less susceptible to most current crime data sources that might introduce enforcement bias. ShotSpotter Connect also gives police a new, lower-touch approach to patrolling. ShotSpotter Connect allocates patrol resources in a more efficient manner to prevent crime while using a unique approach that is designed to reduce bias, reduce over-policing, focus on identifying and addressing community issues, and promote community engagement.

ShotSpotter Connect - directed patrol areas and initiation of patrol sessions with tactics and timer

ShotSpotter Connect uses AI-driven analysis to direct officers to patrol a location within their beat that is predictive to have the highest risk for crime during their shift. A timer guides officers to patrol this area for a short period of time, often 15 minutes, to create a deterrent effect that can last for hours. ShotSpotter Connect collects time, place, and tactic data from all directed patrol sessions which can be analyzed to determine the impact on crime as well as provide a level of oversight that can be used to optimize future assignments, policies, and strategies.

The system combines carefully selected historical crime data that is less susceptible to enforcement bias ingested through agency computer-aided dispatch (“CAD”) and record management system (“RMS”) feeds along with objective temporal, location and event-based inputs including ShotSpotter data for cities that use our ShotSpotter Respond solution, to create crime risk assessments. The system ingests multiple years’ worth of agency data and is “trained” using machine learning to determine correlations across variables. The models are then tested against recent crime data to calibrate forecast accuracy. We believe these light-touch, non-enforcement tactics help agencies interact with the community in a more standardized, positive and respectful manner.

Results and Benefits:

•	Directed patrol planning to maximize crime prevention
•	Non-enforcement tactics guidance by crime type
•	Reports on officer activity for impact and accountability
•	Better community engagement.

Impact of ShotSpotter Connect on Crime

Source: early version of ShotSpotter Connect in side-by-side test - Greensboro, NC 2015

ShotSpotter Investigate

We acquired the CrimeCenter investigative case management solution in November 2020. We are rebranding the interface and creating the ability to use gunfire incident data from ShotSpotter Respond to populate cases automatically and plan to launch the solution as ShotSpotter Investigate in the second half of 2021.

The average homicide clearance rate for last five years is 61% nationally. This means that in 39% of cases the suspect is not held accountable and is free to commit another crime while victims’ families don’t get closure. A low clearance rate is a self-perpetuating problem for a law enforcement agency. The problem starts when Detectives can’t quickly close cases and clear up their case load, while they continue to catch new ones. Soon they are overloaded with cases and as they attempt to juggle a high caseload they get spread too thin and then leads start to slip through the cracks and the opportunity to solve the case diminishes. Longer term this can create a moral problem within the investigative arm of the agency and they are exposed to losing experienced detectives. This exacerbates the low clearance rates meaning victims are denied justice and the mistrust of law enforcement increases.

The most common tools that departments use to manage, track and solve cases range from purely manual to homegrown to limited function RMS modules or a mix of these. These approaches lack robust collaboration features, have poor data security features and the inability for supervisors to track case progress. We believe there is an opportunity bring a complete digital case management solution to the market to help improve clearance rates of all crime types and accelerate solvability under the ShotSpotter brand and sell to both our installed base and new customers.

ShotSpotter Investigate provides a complete case management solution for detectives and supervisors in local, state and federal law enforcement agencies. It has been used by the New York Police Department for years at scale by thousands of officers. The solution provides:

•

Complete Digital Case Management. ShotSpotter Investigate addresses the challenges investigators and supervisors face in conducting and documenting investigations. It enables police to have all case-related data in one place in a digital and structured format so that it is quickly searchable and able to be used to drive analysis and reporting. We believe law enforcement agencies can use this tool to be more efficient and effective at solving crimes and close more cases to provide resolution for victims and keep offenders from committing additional crimes.

•

Analytical and Collaboration Tools. The ability to have the system automatically show linkages between people, property, and places can identify connections more quickly and help solve case faster. Collaboration tools make investigators aware when new relevant evidence is submitted for the same or unrelated cases, and able to more easily communicate on a case across a police department or other city agency such as the district attorney’s office.

•

Supervisor Reporting. Supervisor dashboards and reports ensure they have visibility into the status of every case and are aware of roadblocks so they know when to get involved and can more easily provide updates to command staff.

How ShotSpotter Investigate Works

Our Markets

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

Based on data from the 2018 FBI Uniform Crime Report, we estimate that the domestic market for our public safety solution consists of the approximately 1,400 cities that had four or more homicides per 100,000 residents in 2015. The Uniform Crime Report includes information reported directly to the FBI on a voluntary basis by 18,000 city, university and college, county, state, tribal and federal law enforcement agencies. We believe that four or more homicides per 100,000 residents represents a significant gun violence problem. We estimate that a customer in this market could invest an average of approximately $400,000 per year for ShotSpotter Respond. In 2020, we also started focusing on smaller cities that may not be included in the 1,400 cities list and expects this could add another several hundred potential customers. These customers, being smaller cities, could invest on average of approximately $50,000 to $100,000 per year for ShotSpotter Respond.

Outside of the United States, we estimate that the market for ShotSpotter Respond includes approximately 200 cities in the European Union, Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. We estimate that a customer in this market could invest an average of approximately $1.0 million per year for our public safety solution. We estimate the average investment amounts for prospective customers based on our experience with existing customers, our anticipated demand for our solutions and the corresponding coverage areas that we expect prospective customers would elect to cover with our solutions. Based on data made available by the National Center for Education Statistics and the Federal Aviation Administration, we believe that the domestic market for our security solutions includes approximately 5,000 college campuses and airports. We estimate that, on average, a customer in this market could invest approximately $50,000-$75,000 per year for one of our security solutions. In addition, we believe that there exists a broader market for our security solutions that include, primarily the outdoor areas of college campuses and airports outside of the United States as well as large corporate campuses, train stations and other highly-trafficked areas worldwide. Starting in 2021, we expect to focus more on commercial opportunities, initially targeting certain major companies and their associated locations, such as their corporate offices and potentially even parking areas for major “big-box” retailers. Investments by customer in this market for our security solutions are still being evaluated but could be similar or even greater than those made by our larger city customers.

We believe there is demand for ShotSpotter Connect both within our existing ShotSpotter Respond customer base and within a broader set of police departments that are not ShotSpotter customers today. We estimate that the market for our ShotSpotter Connect solution includes approximately 2,500 cities, based on cities that have a population above 25,000 people. We expect that, on average, a customer could invest approximately $50,000-$100,000 per year for our ShotSpotter Connect solution. We expect that ShotSpotter Connect may also be needed by thousands of potential international customers as well, who could invest over $100,000 per year for the solution.

We also believe there is demand for a robust tool that would empower law enforcement agencies to solve more crime and close more cases. Every law enforcement agency has the duty and mandate to document and investigate alleged crimes in order to hold perpetrators accountable and provide resolution for victims. Unfortunately, the options to do this in a digitized and automated way are generally lacking. We believe ShotSpotter Investigate will offer the most complete investigative case management solution on the market that has been proven to be effective with one of the leading law enforcement agencies in the country. We estimate the market for our solution consists of over nearly 3,000 local, state and federal agencies in the United States and potentially thousands internationally. We expect that, on average, United States customers could invest approximately $100,000 per year for our ShotSpotter Investigate solution and international customers could invest approximately $500,000 per year.

Our Growth Strategy

We intend to drive growth in our business by continuing to build on our position and brand as the leading provider of outdoor gunshot detection, location and alerting solutions. We also plan to leverage our large and growing installed base of customers with high net promoter attributes that consider ShotSpotter a trusted partner, to grow adoption of our newer products ShotSpotter Connect and ShotSpotter Investigate not only within the installed base, but outside of it. Key elements of our strategy include:

•

Accelerate Our Acquisition of Public Safety Customers. We believe that we continue to be in the early stages of penetrating the markets for our public safety solutions. We serve law enforcement agencies in three of the ten largest U.S. cities as ShotSpotter Respond customers. Over the last few years we expanded our direct sales force and customer success teams and added marketing lead-generation capabilities to accelerate growth in this market. Moreover, as we add new public safety customers, publicity and the number of potential references for our solutions increase, which results in our brand and our solutions becoming more well known. We intend to capitalize on this momentum to grow sales.

•

Expand ShotSpotter Respond Revenue within Our Existing Customer Base. As customers realize the benefits of our solutions, we believe that we have a significant opportunity to increase the lifetime value of our customer relationships by expanding coverage within their communities through a “land and expand” strategy. For example, of our ShotSpotter Respond customers, approximately 36% have expanded their coverage areas from their original deployment areas by an average of ten square miles as of December 31, 2020. Our overall revenue retention rate has been over 100% for each of 2020, 2019 and 2018.

•

Expand Our International Footprint. With only two currently deployed ShotSpotter Respond customers outside of the United States in South Africa and the Bahamas, we believe that we have a significant opportunity to expand internationally. We estimate that the market outside the United States for our public safety solutions includes approximately 200 cities in the European Union, Central America, the Caribbean,

South America and southern Africa that have at least 500,000 residents. In addition, we believe that there is a market for our security, ShotSpotter Connect and ShotSpotter Investigate outside the United States. We intend to increase our investment in our international product, sales and marketing efforts to penetrate new geographies over the coming years.

•

Drive Additional Revenue per Customer with the Development or Acquisition of New Products and Services. We are transforming the company from a domestic acoustic gunshot detection company to a global precision policing technology solutions company. We evaluate opportunities to develop or acquire complementary products and services. For example, our acquisition of HunchLab, renamed ShotSpotter Connect, in 2018 provides an opportunity to increase our revenue per customer with a related and value-added technology that helps deter crime through strategically planned patrols. Our 2020 acquisition of LEEDS provides entry into a comprehensive investigative case management solution. Our current approach is to leverage trusted relationships with current customers to drive initial adoption and increase revenue and lifetime value per customer.

•

Maintain Passionate Focus on Customer Success. Given the specialized nature of our market, a key component of our strategy is to maintain our passionate focus on customer success and satisfaction. We pride ourselves on our execution of customer on-boarding as well as ongoing consulting and customer support, all of which are critical to ensure not only high customer retention rates, but new customer acquisitions. We implement our customer success initiative early in the sales process in order to ensure that we are aligned with the customer’s objectives and can positively impact their defined outcomes. We apply consultative best practices and policy development at the command staff level as well as tactical training for field patrol officers. We also consistently measure our performance with customers through an annual Net Promoter Survey. We have extremely high agency participation rates and our scores the last two years have ranked between “excellent” and “world class” according to our Survey partner benchmarks. All of our efforts are focused on driving positive measurable outcomes on gun violence reduction and prevention, which we know leads to positive word of mouth referrals that can attract new customers and drive an increase in sales.

•

Grow Our Security Business. We have developed our ShotSpotter SecureCampus solution for universities and other educational institutions. We have also developed ShotSpotter SiteSecure for customers such as corporations trying to safeguard their employees, customers, brand and profits, and public agencies focused on protecting citizens in venues such as train stations, airports and highways. As of December 31, 2020, we had 12 ShotSpotter SecureCampus and ShotSpotter SiteSecure customers. With more than 5,000 target customers in the United States, we believe that these markets represent an opportunity for growth and we are increasing our investment and focus in this area.

ShotSpotter Labs

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

The use of guns to poach rhinos is a significant environmental concern in Africa where the horn of a single rhino can be worth hundreds of thousands of dollars. In the vast expanse of Kruger National Park, most poaching incidents go undetected with carcasses found days or weeks after the fact. The problem is particularly acute in that due to cumulative impact of years of poaching the Rhino population is on the tipping point of becoming extinct as a species. ShotSpotter Labs is deployed in 100 square kilometers of inside the Intensified Protection Zone (IPZ) where 60% if the world's remaining Rhino live.

Since the introduction of ShotSpotter to detect, locate and alert park rangers to gunfire incidents in less than 60 seconds with precise location accuracy there have been multiple poacher apprehensions of some of the more prolific and notorious poaching syndicates within the coverage area. The ShotSpotter impact has been measurable with a 58% reduction in the rhino killed due to an estimated 50%+ interception rate within the ShotSpotter coverage area.

“ShotSpotter has allowed us to take back the night,” said Ken Maggs, Head Ranger of the Kruger National Park. “We now have an interception rate well above 50% within the coverage area, which means the poachers are literally flipping a coin when they come in.”

Fish blasting results in the destruction the coral reef habitat that may not recover for many decades if at all. Coral reefs are not only home to a myriad of marine organisms including fish but also provide significant livelihood support and form an invaluable protective barrier offshore (protecting the land from heavy storms, tsunamis, and wave action).

The potential decline in fish catch which is the protein source for approximately 1 billion coastal residents is a strategic food security issue. In addition, Coral reefs form the basis of coastal and marine tourism, a valuable national income sector. It is estimated that, Coral reefs around the globe provide services valued between US $172-375 billion annually. Reefs must be protected for economic sustainability and food security. Our work in the Coral Triangle also known as the Amazon Forest of the Ocean has shown some promising results. The precise detection and alerting of incidents of fish blasting provides a real time awareness to the extent of fish blasting and helps target enforcement interventions designed to deter and prevent fish blasting activities.

Customers- Revenue Model

We generate annual subscription revenues from the deployment of our public safety and security solutions on a per-square-mile basis. As of December 31, 2020, we had coverage areas under contract of over 800 square miles in the aggregate, of which 779 miles have gone live, which included 117 cities and 12 campuses and other sites across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. Since transitioning our public safety business to the ShotSpotter Respond subscription model in 2011, we have added over 80 new ShotSpotter Respond customers, but only thirteen such customers have terminated service, two of which were terminated due to hurricane damage in 2017, and both Puerto Rico and US Virgin Islands have returned as customers before the end of 2020. For the year ended December 31, 2020, our two largest customers, City of Chicago and City of New York accounted for 18% and 15% of our revenues, respectively. For the year ended December 31, 2019, our two largest customers, City of Chicago and City of New York accounted for 20% and 14% of our revenues, respectively. For the year ended December 31, 2018, our two largest customers, City of Chicago and City of New York accounted for 22% and 15% of our revenues, respectively.

Go-To-Market

We sell our solutions through our direct sales teams. Our sales teams focus on both new customer acquisition, customer renewal, add-on sales, and coverage expansion. Our sales team identifies communities with the opportunity to benefit from our solutions, communicates with key stakeholders, navigates the challenges associated with our customers’ complex funding and procurement cycles, and establishes a foundation for a successful customer relationship. In addition, our sales team works with customers to identify and procure funds from alternate sources, including state and federal government grants. Our security solutions sales team focuses primarily on college and university campuses, typically with the head of campus security, but also by engaging with boards of regents, budget office personnel and other campus stakeholders, and more recently corporate campuses, national retailers, stadiums, arenas and venues supporting large groups of employees and/or patrons. We intend to continue to invest in building a global sales organization as we further penetrate the market for ShotSpotter Respond and expand the customer base for our security solutions.

Marketing

The company continues to expand the scope and capability of the marketing function. The top marketing initiatives include: targeted lead-generation campaigns to build sales pipeline; creation of compelling content to educate prospects and build credibility as police agencies go through the buyers’ journey; and an active public relations program to increase the overall awareness of our products.

In 2019, we launched a lead-generation initiative to drive additional pipeline for the sales team consisting of a marketing automation technology platform, a series of online campaigns and an outbound calling team of sales development representatives (SDRs). The campaigns educate prospects and generate initial interest based on compelling content. The SDR team supports the campaigns with outbound calls to drive further interest and qualify leads. Conversions from marketing leads to sales qualified opportunities has increased significantly as the team has gained more experienced and tested various approaches. The team adapted and found greater efficiencies using direct online and offline approaches including customized content, A/B testing and company-created virtual events.

In 2020, the marketing team leveraged our extremely satisfied and loyal customer base to create a significant set of new “success stories” that show proof of value to prospects. We expanded the number and type of videos and online assets and consolidated their presence in a Resource Center to make the information easier to find and share. We continue to expand the breadth and depth of our content library for the economic buyer and influencers.

In the area of public relations, we work closely with many of our customers to help them communicate the success of ShotSpotter to their local media and communities. We have an expanding set of media contacts and social media presence and continue to put out a significant number of press releases each year. We are increasingly asked to give interviews and participate in podcasts and events as a thought leader in the industry. Due to the high visibility of shootings, the media’s interest in covering them, and ShotSpotter’s key role in alerting police for a quick response to these events, we benefit from significant television, print and online press that is generated at little to no cost. In 2020, we were mentioned in over 12,000 articles, broadcast TV and radio segments - the majority of which were organically generated. Members of the media have access to a self-serve, comprehensive media kit to easily capture video and photos that depict the service and its benefits in a compelling fashion to enhance broadcast TV segments and print/online articles. This exposure creates awareness for our solutions and lends credibility to our market leadership position.

Research and Development

We focus our research and development efforts on enhancing our advanced signal processing and classification algorithms, updating our sensor hardware technology, reducing manufacturing costs, developing mobile, web and desktop applications, evolving our cloud-deployed back-end infrastructure and integration with “smart cities” initiatives. ShotSpotter Connect crime forecasting uses machine learning and has led to additional investment in data science resources. As of December 31, 2020, we had 20 employees in our research and development organization. In addition, we engage in research and development activities with manufacturing partners and outsource certain activities to engineering firms to further supplement our internal team. Our research and development team is increasingly focused on exploring the use of our data sets to conduct cognitive analysis and AI integration.

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

ShotSpotter SiteSecure and ShotSpotter Secure Campus Competitors

ShotSpotter Respond is unique because it provides scalable wide area gunshot detection over large and geographically diverse areas, provides immediate and precise data on gunfire, helps communities define the scope of illegal gunfire, and provides cities with detailed forensic data for investigation, prosecution and analysis. While we are not aware of any direct competitors offering wide-area solutions comparable to ShotSpotter Respond, we believe the primary competitors in the broader gunfire detection space are V5 Systems, Safety Dynamics, Inc., Wi-Fiber, Inc., Databouy, EAGL Technology and Alarm.com.

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

We also compete with other possible uses of the limited funding available to our ShotSpotter Respond customers. Because law enforcement agencies or government entities have limited funds, they may have to choose among resources or solutions that help them to meet their overall mission such as video management systems, and other security solutions. Accordingly, we compete not only with our customers’ internal budget decisions, but with other companies vying for these limited funds. We believe that in areas with significant levels of gun activity, ShotSpotter Respond is uniquely positioned to assist customers in interrupting, detecting and preventing gun violence.

ShotSpotter SiteSecure and ShotSpotter Secure Campus Competitors

Our security solutions operate in a highly competitive environment. In addition to other gunfire detection companies, we may face competition from companies offering alternative security technologies, such as video surveillance, access control, alarm and lighting systems. The direct competitors for security solutions include the Alarm.com, Safety Dynamics Inc., V5 Systems, EAGL, Wi-fiber, and AmberBox, Inc. We believe none of our security solutions competitors is able to offer the comprehensive outdoor coverage we offer.

ShotSpotter Connect Competitors

ShotSpotter Connect operates in a developing and potentially competitive environment. The direct competitors to our Connect solution include Geolitica, Inc. and may include CAD/RMS providers and other third-party solutions providers, such as CentralSquare Technologies, Mark 43, Genetec, Inc., and Motorola Solutions, Inc. In addition, we may face competition from companies offering alternative solutions as well as solutions developed internally by our customers.

Case Management Solution Competitors

There are many competitors in the market for investigative case management. The direct competitors include companies offering a case management module as part of their RMS such as Mark43, Tyler, and Soma Global. There are several purpose-built case management solutions such as Kaseware and CaseClosed. Also, many agencies use manual or homegrown methods. We believe that our solution will be superior in terms of comprehensiveness of functionality, analytical and collaboration tools, workflow process and proven effectiveness at scale. We also believe the market suffers from a lack of awareness and understanding of what is available from vendors for this type of solution and that our brand and feature-rich application has the potential to capture a sizeable piece of the market over time.

Intellectual Property

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws, and contractual protections in the United States and other jurisdictions.

As of December 31, 2020, we had 34 issued patents, 32 in the United States, one in Israel and one in Mexico, as well as patent applications pending for examination in the United States, Europe and Brazil.

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

Facilities

Our principal facilities consist of office space for our corporate headquarters in Newark, California. We also have offices in Washington DC and Newark, New Jersey.

We lease our facilities and do not own any real property. We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that should it be needed, suitable additional space will be available to accommodate expansion of our operations. Although most of our employees operate from our offices, normally they can perform their functions from any location. In response to the 2020 COVID-19 pandemic, most of our personnel have performed their job function entirely from home

Human Capital

Our values encourage us to be genuine, innovative, engaged and exceptional. They are built on the foundation that our people and the way we treat one another promote creativity, innovation and productivity, which spur the Company’s success. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and competitive pay and benefits to support our employees’ well-being, and to foster the growth and development of all employees. As of December 31, 2020, we employed 157 people, all of whom were based in the United States. Our total attrition rate in 2020 was less than 11%. We have not experienced work stoppages and believe our employee relations are good.

Diversity, Equity and Inclusion

Our vision is to advance diversity, equity and inclusion across the company. We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 31, 2020, women represent 27% of our employees, and underrepresented minorities, defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races, represent 50% of our employees.

In order to create products that solve challenging problems for people all over the world, we need employees who can bring diverse perspectives and life experiences. We have a three-pronged strategy to grow our diversity over time by (1) attracting diverse talent and ensuring fair hiring through inclusive and strategic recruitment practices, (2) creating an inclusive workplace environment for employees, and (3) joining forces with our customers, partners and peers to drive industry progress.

Therefore, we are committed to bringing more women and underrepresented and underserved groups into technology careers. We employ inclusive recruitment practices to source diverse candidates and mitigate potential bias.

We have invested in analysis and transparency to demonstrate our commitment to equity and inclusion through fair compensation and opportunity for professional advancement. We define pay parity as ensuring that employees in the same job and location are paid fairly regardless of their gender or ethnicity. We make efforts to ensure our employees receive access to advanced opportunities within the company.

Board Composition and Refreshment

As stated in our Corporate Governance Guidelines, our Board of Directors values diversity and recognizes the importance of having unique and complementary backgrounds and perspectives in the board room. The Board endeavors to bring together diverse skills, professional experience, perspectives, age, race, ethnicity, gender, and cultural backgrounds that reflect our customer base and the citizens served by our customers, and to guide us in a way that reflects the best interests of all of our stockholders. There are seven members on our Board. As of December 31, 2020, women represented 14% of our Board members and underrepresented minorities represented 43% of our Board.

Compensation, Benefits and Well-being

We strive to offer fair, competitive compensation and benefits that support our employees’ overall well-being. To ensure alignment with our short- and long-term objectives, our compensation programs for all employees include base pay, short-term incentives, and opportunities for long-term incentives, including equity incentives offered under our employee equity incentive plans and employee stock purchase program. Our well-being and benefit programs focus on four key pillars: physical, emotional, financial and community health. We offer a wide array of benefits including comprehensive health and welfare insurance, paid time-off and leave, and we sponsor a 401(k) plan to provide defined contribution retirement benefits.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. We also provide flexible work hours and up to 20 additional working days per calendar year of paid time off for employees who cannot work due to circumstances related to COVID-19. We have also provided a work-from-home fund to assist employees in that transition and added several company-wide paid days to help employees balance their work and life responsibilities. Finally, we obtained and provided personal protective equipment to our employees to help protect them during this uncertain time, while continuing our business activities.

Growth and Development

Career development is a primary reason new hires decide to join ShotSpotter. We actively foster a learning culture where employees are empowered to drive their career progression, supporting professional development and providing on-demand learning platforms. Our development programs play a critical role in engaging and retaining our employees as these programs offer opportunities to continually enhance their skills for a variety of career opportunities across the Company.

Segment and Geographic Information

We operate as a single operating and reportable segment. Information about segment reporting and long-lived assets is set forth in Note 2 of our Notes to Consolidated Financial Statements included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Total revenues generated outside the United States were derived from our customers located in South Africa and the Bahamas and were $0.7 million in the year ended December 31, 2020, and $1.0 million and $0.9 million, in the years ended December 31, 2019 and 2018, respectively. Substantially all of our non-monetary long-lived assets are located in the United States. For a discussion of risks related to our international operations, see the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K.

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

ShotSpotter, the ShotSpotter logo, ShotSpotter Connect, ShotSpotter Respond, ShotSpotter SecureCampus, ShotSpotter SiteSecure, and other trade names, trademarks or service marks of ShotSpotter appearing in this Annual Report on Form 10-K are the property of ShotSpotter, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has resulted in a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, in some cases, the restrictions were put back in place shortly after having been lifted. These factors have negatively impacted our operations and results of operations for the year ended 2020. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be adversely impacted for at least the first half of 2021, including as a result of:

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

Risks Related to Our Growth

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

We only reached our first full year of net income in 2019; prior to that, we posted a net loss in each year since inception. As of December 31, 2020, we had an accumulated deficit of $94.4 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•	research and development related to our solutions, including investments in our engineering and technical teams;
•	acquisition of complementary technologies or businesses, such as our acquisition of HunchLab technology in October 2018 and our acquisition of LEEDS, LLC in November 2020;
•	continued international expansion of our business; and
•	general and administrative expenses.

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

Risks Related to Our Public Safety Business

Ongoing social unrest may result in a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.

We may be adversely affected by ongoing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” or increases in such unrest that may occur in the future. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the “problem”, which may adversely affect the Company, its business and results of operations, including its revenues, earnings and cash flows from operations.

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

Contracting with government entities can be complex, expensive, and time-consuming.

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

If we are unable to further penetrate the public safety market, our revenues may not grow.

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter Respond customers renew their annual subscriptions and expand their mileage coverage or purchasing and implementing our new products such as ShotSpotter Connect and ultimately ShotSpotter Investigate drives our ability to increase our revenues. Most of our ShotSpotter Respond customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. If our existing customers do not renew their subscriptions, our revenues may decrease. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, our revenues will not grow as we anticipate, or may even decline. During the COVID-19 pandemic and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our ShotSpotter solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers, particularly in challenging economic conditions we anticipate from the COVID-19 pandemic; our ability to launch ShotSpotter Investigate; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of ShotSpotter solutions by existing public safety customers or adding new customers, our revenues and growth prospects would suffer.

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

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. Increasing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” increased during 2020. These events may directly or indirectly affect municipal and police agency budgets, including federal funding available to current and potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

Federal stimulus funding as a result of the COVID-19 pandemic does exists; however, we do not know whether this funding will be made available to our existing or potential customers, and many state and local governments anticipate budget shortfalls without additional funding. Further, the allocation of and prioritization of stimulus funds is uncertain and may change. There is no guarantee that additional funding will be made available to fund our solutions.

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

Governmental agencies and private citizens have become increasingly sensitive to real or perceived government or third-party surveillance and may wrongly believe that our outdoor sensors allow customers to listen to private conversations and monitor private citizen activity. Our sensors are not designed for “live listening” and are triggered only at loud impulsive sounds that may likely be gunfire. However, perceived privacy concerns may result in negative media coverage and efforts by private citizens to persuade municipalities, educational institutions or other potential customers not to purchase our precision policing solutions for their communities, campuses or facilities. In addition, laws may exist or be enacted to address such concerns that could impact our ability to deploy our solutions. For example, the City of Toronto, Canada decided against using ShotSpotter solutions because the Ministry of the Attorney General of Ontario indicated that it may compromise Section 8 of Canada’s Charter of Rights and Freedoms, which relates to unreasonable search and seizure. If customers choose not to purchase our solutions due to privacy or surveillance concerns, then the market for our solutions may develop more slowly than we expect, or it may not achieve the growth potential we expect, any of which would adversely affect our business and financial results.

Strategic and Operational Risks

If we are unable to sell our solutions into new markets, our revenues may not grow.

Part of our growth strategy depends on our ability to increase sales of our security and public safety solutions in markets outside of the United States. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer. During the COVID-19 pandemic and any associated impact on economic conditions, this risk is more pronounced than usual.

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

Promoting and demonstrating the utility of our solutions as useful, reliable and important tools for law enforcement and security personnel is critical to the success of our business. Our ability to secure customer renewals, expand existing customer coverage areas, and enter into new customer contracts is dependent on our reputation and our ability to deliver our solutions effectively. We believe that our reputation among police departments using ShotSpotter solutions is particularly important to our success. Our ability to meet customer expectations will depend on a wide range of factors, including:

•	our ability to continue to offer high-quality, innovative and accurate precision policing solutions;
•

our ability to maintain continuous gunshot detection monitoring during high outdoor-noise activity periods such as New Year’s Day, the Fourth of July and Cinco de Mayo, and Carnival for international deployments;

•	our ability to maintain high customer satisfaction, including meeting our service level agreements standards;
•	the perceived value and quality of our solutions;
•	differences in opinion regarding the metrics that measure the success of our solutions;
•	our ability to successfully communicate the unique value proposition of our solutions;
•	our ability to provide high-quality customer support;
•	any misuse or perceived misuse of our solutions;
•	interruptions, delays or attacks on our platform;
•	litigation- or regulation-related developments; and
•	damage to or degradation of our sensors or sensor network by third parties.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we increased to $20.0 million in August 2020 and which we intend to use for general working capital purposes. As of December 31, 2020, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

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

We acquired LEEDS, LLC in November 2020 in order to enhance our precision policing platform. We will continue to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our platform and applications, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

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

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with the acquisition of and integration of LEEDS, LLC or any future acquisitions. To the extent that we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

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

Our operations involve the storage and transmission of gunfire incident data, including date, time, address and GPS coordinates, occurring in our customer’s coverage area. Our systems read, write, store and transfer information from third parties including criminal justice information. Access to some of this data is contingent on complying with federal and applicable state security policies, which requires background checks, the use of encryption and compliance with other information security policies.

 Security incidents, whether as a result of third-party action, employee or customer error, technology impairment or failure, malfeasance or criminal activity, could result in unauthorized access to, or loss or unauthorized disclosure of, data which could result in; inability to obtain approvals to sell our products, litigation expenses or damages, indemnity and other contractual obligations and other possible liabilities, including but not limited to government fines and penalties and mitigation expenses, as well as negative publicity, which could damage our reputation, impair our sales and harm our customers and our business. Cyber incidents and malicious internet-based activity continue to increase generally, and providers of cloud-based services have been targeted. If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our systems and data at risk and could in turn have an adverse effect on our business. In addition, such a violation could expose sensitive data including; criminal justice information, and other data we are contractually obliged to keep confidential. The COVID-19 pandemic may increase the likelihood of such cyber incidents. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because such techniques change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to customer data or other sensitive information. Further, because of the nature of the services that we provide to our customers, we may be a unique target for attacks.

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

We rely on the cooperation of customers and third parties to permit us to install our ShotSpotter sensors on their facilities, and failure to obtain these rights could increase our costs or limit the effectiveness of our ShotSpotter Respond solution.

Our ShotSpotter Respond solution requires us to deploy ShotSpotter sensors in our customer coverage areas, which typically entails the installation of approximately 20 to 25 sensors per square mile. The ShotSpotter sensors are mounted on city facilities and third-party buildings, and occasionally on city or utility-owned light poles, and installing the sensors requires the consent of the property owners, which can be time-consuming to obtain and can delay deployment. Generally, we do not pay a site license fee in order to install our sensors, and our contractual agreements with these facility owners provide them the right to revoke permission to use their facility with notice of generally 60 days.

To the extent that required consents delay our ability to deploy our solutions or facility owners do not grant permission to use their facilities, revoke previously granted permissions, or require us to pay a site license fee in order to install our sensors, our business may be harmed. If we were required to pay a site license fee in order to install sensors, our deployment expenses would increase, which would impact our gross margins. If we cannot obtain a sufficient number of sensor mounting locations that are appropriately dispersed in a coverage area, the effectiveness of our ShotSpotter Respond solution would be limited, we may need to reduce the coverage area of the solution. During the COVID-19 pandemic, our installation team has been unable to travel at times. Additionally, both our installation team and our third-party providers are facing greater challenges in obtaining permissions to install and in installing our sensors. To the extent our deployments are delayed for these reasons, we may not be able to meet our service level requirements, any of which could result in customer dissatisfaction or have a material adverse impact on our reputation, our business and our financial results.

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

Approximately 66% of our installed ShotSpotter sensors use fourth-generation Long-Term Evolution (“LTE”) wireless technology and 33% use third-generation (“3G”) cellular communications. Our U.S. wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services. As our wireless carriers phase out their 3G services or make changes to their spectrum allocation, we may experience reduced service performance, which may require us to replace our 3G sensors sooner than planned. Accelerated bandwidth changes by our carriers may require us to accelerate the upgrade of our 3G sensors prior to the end of 2022, which would accelerate the costs associated with the upgrade. These sensor replacements will require significant capital expenditures, which are estimated to be approximately $5.0 million in total and may reduce our gross margins and also divert management’s attention and other important resources away from our customer service and sales efforts for new customers.

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

We rely on a limited number of suppliers and contract manufacturers. In particular, we use a single manufacturer, with which we have no long-term contract and from which we purchase on a purchase-order basis, to produce our proprietary ShotSpotter sensors. Our reliance on a sole contract manufacturer increases our risks since we do not currently have any alternative or replacement manufacturers, and we do not maintain a high volume of inventory. In the event of an interruption from a contract manufacturer, we may not be able to develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if our contract manufacturer is impacted by a natural disaster or other interruption at a particular location because each of our contract manufacturers produces our products from a single location. Although our contract manufacturer has alternative manufacturing locations, transferring manufacturing to another location may result in significant delays in the availability of our sensors. Also, many standardized components used broadly in our sensors are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted regional crises, issues with manufacturing facilities, or the COVID-19 pandemic, could lead to eventual shortages of necessary components. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

Some of our customers choose to integrate our solutions with certain other systems used by our customers, such as real-time LEEDS platforms or computer-aided dispatch systems. The functionality and popularity of our solutions depend, in part, on our ability to integrate our solutions these systems. Providers of these systems may change the features of their technologies, restrict our access to their applications or alter the terms governing use of their applications in an adverse manner. Such changes could functionally limit or terminate our ability to use these technologies in conjunction with our solutions, which could negatively impact our customer service and harm our business. If we fail to integrate our solutions with applications that our customers use, we may not be able to offer the functionality that our customers need, and our customers may not renew their agreements, which would negatively impact our ability to generate revenues and adversely impact our business.

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
•

political or social unrest, global pandemics such as the COVID-19 pandemic or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.

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

Legal and Regulatory Risks

We and our use of outdoor acoustic sensors, are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could impair our efforts to maintain and expand our customer base, and thereby decrease our revenues.

Our outdoor sensors are acoustic devices that are designed to recognize impulsive sounds that are likely to be gunfire. ShotSpotter sensors do not use high gain, directional or other specialized microphones, or have the ability to live stream audio. Typically, sounds, noises or voices captured on the secure sensors are cached temporarily but are written over and permanently deleted within 30 hours. When a sensor is triggered by an impulsive sound, it creates a potential gunshot “incident” that contains a recording, which includes no more than one second before the incident and one second after the incident. This incident audio snippet is preserved indefinitely for potential evidentiary use. We also use information collected to support, expand and improve our software algorithms as well as our gunfire detection and notification methods.

Our sensors are not designed or tuned to capture human voices, but are often installed in densely populated urban areas and it is possible they could pick up a human voice that is audible at the same time as the loud impulsive sound. Human voices are not impulsive and do not typically trigger the sensors, and unless accompanied by an impulsive sound no audio snippet would be transmitted out of the sensor and preserved as an incident audio snippet. Any human voice not associated with a loud impulsive sound would be temporarily cached on the sensor for 30 hours and would then be written over and permanently deleted. Information derived from loud impulsive sounds (“incidents”) and the associated audio snippet of the loud impulsive sounds are provided to our customers. Audio shared with our customers is limited, by both our technology and our privacy policies, to the audio snippet containing the incident.

Our handling and storage of data is subject to a variety of local, state, federal and foreign laws and regulations, including restrictions on audio monitoring and the collection, use, storage and disclosure of personal information. In the United States, such laws include federal and state consumer protection laws under which the Federal Trade Commission and state attorneys general have imposed standards for the collection, use, disclosure and security of personal information.

In addition, states are beginning to adopt and consider proposals for new comprehensive privacy laws and regulations. While these laws vary, the generally require companies to implement privacy policies and security measures, permit users to access, correct and delete personal information, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. For example, California enacted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for statutory damages in connection with certain data breaches. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA, which will substantially expand the CCPA when it takes effect on January 1, 2023. Among other things, the CPRA will introduce data minimization and storage limitation requirements and create a new regulatory agency to implement and enforce the law. Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, which emulates the CCPA and CPRA in many respects. Legislative proposals to adopt comprehensive privacy laws in other states are under consideration.

In addition, foreign laws and regulations pertaining to privacy, data protection and information security – including in Europe, Brazil and Japan – have becoming increasingly stringent in recent years and legislative proposals for similar requirements are being considered in several other major foreign economies. Many of these countries are also beginning to impose or increase restrictions on the transfer of personal information to other countries. Data protection restrictions in these countries may limit the services we can offer in them, which in turn may limit demand for our services in such countries.

Many of the new and proposed laws and regulations concerning privacy, data protection and information security are in their early stages, and we cannot yet determine how these laws and regulations may be interpreted or impact our business. The lack of a clear and universal standard for handling and protecting such information means that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized access to or disclosure of personal information or customer data may result in governmental enforcement actions, litigation, fines and penalties and/or adverse publicity, and could cause our customers to lose trust in us, which could have a material adverse effect on our reputation and on our business, financial condition and results of operations.

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

As of December 31, 2020, we had federal net operating loss carryforwards (“NOLs”) of approximately $80.4 million, of which $75.5 million will begin to expire in 2026, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of December 31, 2020, we also had state NOLs of approximately $51.1 million, which will expire, if not utilized, between 2021 through 2039. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as a 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license under patent and other intellectual property laws of the United States, as well as our brands, so that we can prevent others profiting from them. We rely on a combination of contractual and intellectual property rights, including non-disclosure agreements, patents, trade secrets, copyrights and trademarks, to establish and protect our intellectual property rights in our names, services, innovations, methodologies and related technologies. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be adversely affected.

As of December 31, 2020, we had 32 U.S. patents directed to our technologies, as well as one granted patent in Israel and one granted patent in Mexico. The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

•	ratings changes by any securities analysts who follow our company;
•	changes in the availability of federal funding to support local law enforcement efforts, or local budgets;
•	announcements by us of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of other software companies generally;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in our board of directors or management;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	lawsuits threatened or filed against us;

•	novel and unforeseen market forces and trading strategies, as well as short sales, hedging and other derivative transactions involving our capital stock;
•	the impact of the COVID-19 pandemic;
•	general economic conditions in the United States and abroad;
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

Certain holders of our shares of common stock have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities, including approximately 3.3 million shares that were registered in connection with the Registration Statement on Form S-3 that became effective on July 27, 2018, of which approximately 136,000 were sold in an underwritten registered follow-on offering in March 2019. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In addition, non-affiliates have the ability to sell shares of our common stock in the open market or through block trades without being subject to volume restrictions under Rule 144 of the Securities Act. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock. In the event a large number of shares of common stock are sold in the public market, such share sales could reduce the trading price of our common stock.

Stock repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.

In May 2019, our board of directors adopted a stock repurchase program for up to $15 million of our common stock, of which $8.3 million had been utilized as of December 31, 2020, leaving $6.7 million remaining. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of (i) December 31, 2022, (ii) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find our common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

Our principal facilities consist of office space for our corporate headquarters in Newark, California. We also have offices in Washington D.C. and Newark, New Jersey.

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

On March 23, 2021, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $35.24 per share. As of March 23, 2021, we had approximately 75 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Sale of Unregistered Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

Not applicable.

(b)	Issuer Purchases of Equity Securities

Not applicable.

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

We used $13.7 million of the net proceeds from our IPO to repay outstanding indebtedness of $13.5 million, including early termination fees of $0.2 million, during the quarter ending September 30, 2017. On October 3, 2018, we used $1.7 million of our IPO proceeds to fund the acquisition of HunchLab. On November 24, 2020, we used $14.6 million of our IPO proceeds to fund the acquisition of LEEDS.

Securities Authorized for Issuance under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Respond (formerly ShotSpotter Flex), is the leading outdoor gunshot detection, location and alerting system. Our gunshot detection solutions are trusted by law enforcement agencies in over 110 cities as of December 31, 2020. Our patrol management software, ShotSpotter Connect (formerly ShotSpotter Missions), uses artificial intelligence-driven analysis to help strategically plan directed patrols and have consistent use of tactics to deter a broad set of crime types. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses, big box retail, malls and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. ShotSpotter Investigate™, adds case management to our expanding suite of precision policing technology solutions and provides agencies with a cloud-based investigative digital case folder and analytical and collaboration tools to improve case closure rates. In 2019, we created a new technology innovation unit, ShotSpotter Labs, to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment

Our gunshot detection solutions consist of highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors designed to detect outdoor gunfire. The speed and accuracy of our gunfire alerts enable law enforcement and security personnel to consistently and quickly respond to shooting events including those unreported through 911, which can increase the chances of apprehending the shooter, providing timely aid to victims, and identifying witnesses before they scatter, as well as aid in evidentiary collection and serve as an overall deterrent. When a potential gunfire incident is detected by our sensors, our system precisely locates where the incident occurred and applies machine classification combined with human review to analyze and validate the incident. An alert containing a location on a map and critical information about the incident is sent directly to subscribing law enforcement or security personnel through any internet-connected computer and to iPhone or Android mobile devices.

Our software sends validated gunfire data along with the audio of the triggering sound to our Incident Review Center (“IRC”), where our trained incident review specialists are on duty 24 hours a day, seven days a week, 365 days a year to screen and confirm actual gunfire incidents. Our trained incident review specialists can supplement alerts with additional tactical information, such as the potential presence of multiple shooters or the use of high-capacity weapons. Gunshot incidents reviewed by our IRC result in alerts typically sent within approximately 45 seconds of the receipt of the gunfire incident.

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution is also sold on a subscription basis. As of December 31, 2020, we had ShotSpotter Respond, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for 813 square miles, of which 779 square miles had gone live. Coverage areas under contract included over 100 cities and 12 campuses/sites across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. Most of our revenues are attributable to customers based in the United States.

As a result of the COVID-19 pandemic, work-from-home and travel ban policies designed to protect the health of employees, and related government-mandated restrictions, our ability to deploy customer solutions since mid-March 2020 has been adversely impacted. While this disruption is currently expected to be temporary, there is considerable uncertainty around the magnitude or duration.

While we intend to continue to devote resources to increase sales of our ShotSpotter SecureCampus, ShotSpotter SiteSecure, ShotSpotter Labs and ShotSpotter Connect solutions, we expect that revenues from our ShotSpotter Respond solution will continue to comprise a substantial majority of our revenues for the foreseeable future. ShotSpotter Labs projects are generally conducted in coordination with a sponsoring charitable organization. These projects may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, ShotSpotter Labs projects will normally produce gross margins significantly lower than our ShotSpotter Respond solutions. Additionally, in early 2020, we added new pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

Since our founding, 25 years ago, ShotSpotter has been and continues to be a purpose-led company. We are a mission-driven organization that is focused on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing them solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation equally to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful, and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

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

We generated revenues of $45.7 million, $40.8 million and $34.8 million for the years ended December 31, 2020, 2019, and 2018, respectively, representing a year-over-year increases of 12% and 17%. For 2020, 2019, and 2018, revenues from ShotSpotter Respond represented approximately 94%, 96% and 97% of total revenues, respectively. Our two current largest customers, The City of Chicago and City of New York each accounted for 18%

and 15%, respectively, of our total revenues for the year ended December 31, 2020. The City of Chicago and the City of New York, each accounted for 20% and 14%, respectively, of our total revenues for the year ended December 31, 2019. The City of Chicago and the City of New York, each accounted for 22% and 15%, respectively, of our total revenues for the year ended December 31, 2018. Substantially all of our revenues for the years ended December 31, 2020, 2019, and 2018 were derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands).

We had net income of $1.2 million for the year ended December 31, 2020 and had net income of $1.8 million for the year ended December 31, 2019 and a net loss of $2.7 million for the year ended December 31, 2018. Our accumulated deficit was $94.4 million and $95.6 million as of December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020, 2019, and 2018, we went “live” on 49, 82 and 168 net new square miles of coverage, respectively. In each case, the increase in coverage was achieved through a combination of new customers and expansions with existing customers. During the year ended December 31, 2018, 71 miles out of 168 miles were due to expansion from a single customer.

In 2017, in connection with the cessation of our service to Puerto Rico and the U.S. Virgin Islands as a result of hurricane damage, we classified our contracts with them as expired, stopped recognizing revenues and accelerated the deferred revenues related to setup fees under these contracts. Puerto Rico returned as a customer in 2019 and added five new live miles in 2020, for a total of 21 miles live as of December 31, 2020. U.S. Virgin Islands also returned as a customer in 2020 with four live miles as of December 31, 2020.

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. Challenges we face in achieving this market acceptance and growing our business include our target customers having limited access to adequate funding sources, the fact that contracting with government entities can be complex, expensive and time-consuming, and the fact that our typical sales cycle is often very long, difficult to estimate accurately and can be costly. The extent to which certain of these challenges have increased as a result of the COVID-19 pandemic are summarized in the section below entitled “Impact of COVID-19 and Social Unrest on our Business.” We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales in order to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities may offer an another potential avenue for expansion.

We will also focus on expanding our business by introducing new products and services, such as ShotSpotter Connect, to existing customers and expanding coverage for our existing customers for ShotSpotter Labs. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth given our large and growing installed base of police departments who trust ShotSpotter’s products, support and way of doing business. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other ShotSpotter solutions and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent.

Consistent with this strategy, we acquired LEEDS, LLC in November 2020 to expand our ShotSpotter Investigate solution. With the addition of LEEDS, ShotSpotter will offer a more complete precision policing platform to enable intelligence-driven prevention, response to, and investigation of crime for local, state and federal agencies. ShotSpotter Investigate is expected to be our case management solution that helps automate investigative work and improve case clearance rates – addressing an inefficiency problem for many agencies that have had to rely on multiple disparate systems to work cases. ShotSpotter Investigate will be based on software currently developed and in use by LEEDS. Using the software, investigators benefit from a single digital case folder that includes all elements related to a case. Analytical and collaboration tools help investigators connect the dots and share information faster while reporting helps package cases for command staff and prosecutors.

In October 2018, we acquired the HunchLab technology and related assets that underline our ShotSpotter Connect solution. ShotSpotter Connect applies risk modeling and artificial intelligence to help forecast when and where crimes are likely to emerge and recommends specific patrols and tactics that can deter these events. The ShotSpotter Connect technology provides a proven, high-value, and complementary solution we can offer to our existing law enforcement customers. We believe this product helps to democratize the sharing of important intelligence with patrol officers who currently have limited direct access to crime analysts.

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

Key Business Metrics

We focus on four key business metrics, primarily driven by ShotSpotter Respond, in order to measure our operational performance and inform strategic decisions. Revenue retention rate, sales and marketing spend per $1.00 of new annualized contract value and net new “go-live” square miles are each calculated annually. Net new “go-live” cities is calculated on a quarterly basis. All of these metrics are delivered using internal data and may be calculated in a manner different than similar metrics used by other companies.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenue retention rate	107%	111%	139%
Sales and marketing spend per $1.00 of new annualized contract value	$0.51	$0.43	$0.30
Net new "go-live" square miles	49	82	168
Net new "go-live" cities	10	6	10

Revenue Retention Rate

We calculate our revenue retention rate annually by dividing the (a) total revenues for such year from those customers who were customers during the corresponding prior year by (b) the total revenues from all customers in the corresponding prior year. For the purposes of calculating our revenue retention rate, we count as customers all entities with which we had contracts in the applicable year. Revenue retention rate for any given period does not include revenues attributable to customers first acquired during such period. We focus on our revenue retention rate because we believe that this metric provides insight into revenues related to and retention of existing customers. If our revenue retention rate for a year exceeds 100%, as it did in the years presented above, this indicates a low churn and means that the revenues retained during the year, including from customer expansions, more than offset the revenues that we lost from customers that did not renew their contracts during the year. As further evidence of our low churn, since transitioning our public safety business to the ShotSpotter Respond model in 2011, we have added over 80 new ShotSpotter Respond customers, but only 13 customers have terminated service, two of which were terminated due to hurricane damage. One of the two customers who terminated due to hurricane damage subsequently returned as a customer. Our revenue retention rate in 2018 reflects a large expansion deployment by our largest customer, Chicago, without which the revenue retention rate for that year would have been 118%.

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

Net New “Go-Live” Miles

Net new “go-live” square miles represent the square miles covered by deployments of our gunshot detection solutions that were formally approved by customers during the year, both from initial and expanded customer deployments, net of square miles that ceased to be “live” during the year due to customer cancellations. New square miles include deployed square miles that may have been sold, or booked, in prior years. We focus on net new “go-live” square miles as a key business metric to measure our operational performance and inform strategic decisions.

Net New “Go-Live” Cities

Net new “go-live” cities represent the number of cities covered by deployments of our gunshot detection solutions that were formally approved by customers during the year, both from initial and expanded customer deployments, net of cities that ceased to be “live” during the year due to customer cancellations. New cities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities as a key business metric to measure our operational performance and market penetration

Impact of COVID-19 and Social Unrest on our Business

The COVID-19 pandemic resulted in a substantial curtailment of business activities worldwide and caused ongoing economic uncertainty, both in the United States and many countries abroad. In connection with efforts to contain the spread of COVID-19, many companies and state, local and foreign governments imposed restrictions, including shelter-in-place orders and travel bans that were in effect for most or all of 2020. These factors have negatively impacted our operations and results of operations for 2020. While some of these companies and jurisdictions have relaxed or ended such restrictions, some restrictions remain and others may be put back in place after having been lifted. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, may continue to be adversely impacted in 2021, potentially as a result of:

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

We may be adversely affected by social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police”. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the perceived problems, which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

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

Components of Results of Operations

Presentation of Financial Statements

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenues

Through 2020, we derived substantially all of our revenues from subscription services. We recognize subscription fees ratably, on a straight-line basis, over the term of the subscription, which for new customers is typically initially one to three years. Customer contracts include one-time set-up fees for the set-up of our sensors in the customer’s coverage areas, training and third-party integration licenses. If the set-up fees are deemed to be a material right, they are recognized ratably over three to five years. Training and third-party integration license fees are recognized upon delivery.

For ShotSpotter Respond, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter. For our ShotSpotter Respond solution, our pricing model is based on a per-square-mile basis. For ShotSpotter SecureCampus and ShotSpotter SiteSecure, our pricing model is on a customized-site basis. For our ShotSpotter Connect solution, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. We may also offer discounts or other incentives in conjunction with sales of ShotSpotter Connect in an effort to introduce the product to new or existing customers and accelerate sales. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

We generally invoice subscription service renewals for 100% of the total contract value when the renewal contract is executed. Renewal fees are recognized ratably over the term of the renewal, which is typically one year. While most of our customers elect to renew their agreements, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to expiration. For these customers, we stop recognizing subscription revenues at the end of the current contract term, even though we may continue to provide services for a period of time until the renewal process is completed. Once the renewal is complete, we then recognize subscription revenues for the period between the expiration of the term of the agreement and the completion of the renewal process in the month in which the renewal is executed. If a customer declines to renew its subscription prior to the end of the contract term, then the remaining setup fees are immediately recognized.

It is likely that international deployments may have different payment and billing terms due to their local laws, restrictions or other customary terms and conditions.

ShotSpotter Labs projects may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis.

With the acquisition of CrimeCenter, the Company also generates revenues from the sale of a software license and related maintenance and support services to its proprietary software technology and professional software development services to a single customer, through a sales channel intermediary. The sales channel intermediary contract includes an annual, renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders.

We anticipate that, due to the ongoing COVID-19 pandemic, our customers may be facing budget shortfalls due to the increased expenditures our customers have had to endure to address the pandemic, as well as the anticipated significant tax revenue declines resulting from the economic impact that the pandemic has rapidly generated in 2020, the duration of which is unknown.

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

Impairment of property and equipment is primarily attributable to our write-off of the remaining book value of sensor networks related to customers lost during the year ended December 31, 2020 and our write-off of the remaining book value of indoor sensor inventory and indoor sensor networks installed in certain security customers during the year ended December 31, 2018.

We will have to upgrade our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. Originally, we had expected to start incurring these upgrade costs in 2021 through 2022. We have begun plans to replace sensors in certain geographic areas starting in the second half of 2020 in order to optimize personnel utilization. Accelerated bandwidth changes by our carriers may require us to continue to accelerate the upgrade of our 3G sensors prior to 2022, which would accelerate the costs associated with the upgrade, which are estimated to be approximately $5.0 million in total. We may re-use and re-deploy the old 3G sensors that have a remaining serviceable life where it makes sense to do so. As we upgrade our sensors, cost of revenues may increase as a percentage of revenues.

In the near term, we expect our cost of revenues to increase in absolute dollars as our installed base increases, although certain of our costs of revenues are fixed and do not need to increase commensurate with increases in revenues. In addition, depreciation expense associated with deployed equipment is recognized over the first five years from the go-live date, while equipment sometimes remains operational beyond that period, reducing our cost of revenues. We also expect cost of revenues to increase in absolute dollars as we continue to invest in our customer success capabilities to drive growth and value for our customers.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Salaries, bonuses, stock-based compensation expense and other personnel costs are the most significant components of each of these expense categories. We include stock-based compensation expense incurred in connection with the grant of stock options and restricted stock units in the applicable operating expense category based on the equity award recipient’s functional area.

We are focused on executing on our growth strategy. As a result, in the near term we expect our total operating expenses to increase in absolute dollars as we incur additional expenses due to growth. Although our operating expenses will fluctuate, we expect that over time, they will generally decrease as a percentage of revenues.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel and third party agencies, marketing expenses for trade shows, conferences and conventions, consulting fees, travel and facility-related costs, amortization of customer relationship assets acquired from business combinations and allocated overhead.

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

We are investing in engineering resources to support further development of ShotSpotter Connect and ShotSpotter Investigate. The focus of this effort will be in the areas of data science modeling, user experience, core application functionality and backend infrastructure improvements, including integration of ShotSpotter gunshot data to enhance forecasting of gun violence.

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

We continually monitor all positive and negative evidence regarding the realization of our deferred tax assets and may record assets when it becomes more likely than not, than they will be realized, which may impact the expense or benefit from income taxes.

Results of Operations

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2020 and 2019 (in thousands):

		As a % of		As a % of	Change
	2020	Revenues	2019	Revenues	$	%
Revenues	$45,734	100%	$40,752	100%	$4,982	12%
Costs
Cost of revenues	18,525	41%	16,409	40%	2,116	13%
Impairment of property and equipment	234	—	—	—	234	—
Total costs	18,759	41%	16,409	40%	2,350	14%
Gross profit	26,975	59%	24,343	60%	2,632	11%
Operating expenses:
Sales and marketing	10,328	23%	9,989	25%	339	3%
Research and development	5,614	12%	5,344	13%	270	5%
General and administrative	9,740	21%	7,415	18%	2,325	31%
Total operating expenses	25,682	56%	22,748	56%	2,934	13%
Income from operations	1,293	3%	1,595	4%	(302)	(19%)
Other expense, net	(158)	—	162	—	(320)	(198%)
Benefit from income taxes	90	—	41	—	49	120%
Net income	$1,225	3%	$1,798	4%	$(573)	(32%)

Revenues

The increase of $5.0 million was primarily attributable to new customers and expansions of existing customer coverage areas, LEEDS’ revenue contribution for a partial quarter, partially offset by a normal rate of customer attrition. We went live with 49 net new square miles during the year ended December 31, 2020.

Gross margin remained relatively consistent with prior year as a result of revenue growth offset by the increase in our investment in the customer success organization.

Costs

The increase of $2.4 million was due primarily to a $2.0 million increase in overall personnel-related costs. including a partial quarter of costs related to LEEDS. The increase also includes a reallocation of certain resources as we formalized our customer success organization. There was also a $0.4 million increase in depreciation expense, a $0.2 million increase in repairs and maintenance costs, as well as a $0.2 million write-off related to sensor assets due to customer attrition. These increases are partially offset by a $0.4 million decrease in costs related to ShotSpotter Labs projects, for which revenues and costs vary from quarter to quarter depending on the phase of the projects.

Operating Expenses

Sales and Marketing Expense

The increase in sales and marketing expense of $0.3 million was primarily due to a $0.8 million increase in personnel costs, and $0.3 million increase in other costs including commissions expense and amortization of the customer relationship intangible asset related to LEEDS, partially offset by $0.8 million decrease in travel costs due to limited travel during the COVID-19 pandemic.

Research and Development Expense

The increase in research and development expense of $0.3 million was primarily due to an increase in personnel and LEEDS related expenses offset by a reduction in outside consulting fees.

General and Administrative Expense

The increase of $2.3 million was due primarily to a $1.0 million increase in personnel costs, $0.6 million increase in acquisition related expenses, $0.4 million increase in legal and professional fees and $0.3 million increase in insurance costs.

Other Income (Expense), Net

The decrease of $0.3 million was due primarily to a decrease in interest income as interest rates have significantly decreased over the year.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the years ended December 31, 2020 and 2019, our provision for income taxes consisted of a benefit (provision) for foreign income taxes only.

We continually monitor all positive and negative evidence regarding the realization of our deferred tax assets and may record assets when it becomes more likely than not, than they will be realized, which may impact the expense or benefit from income taxes.

Comparison of Years Ended December 31, 2019 and 2018

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2019 and 2018 (in thousands):

		As a % of		As a % of	Change
	2019	Revenues	2018	Revenues	$	%
Revenues	$40,752	100%	$34,753	100%	$5,999	17%
Costs
Cost of revenues	16,409	40%	14,846	43%	1,563	11%
Impairment of property and equipment	—	—	686	2%	(686)	(100%)
Total costs	16,409	40%	15,532	45%	877	6%
Gross profit	24,343	60%	19,221	55%	5,122	27%
Operating expenses:
Sales and marketing	9,989	25%	8,377	24%	1,612	19%
Research and development	5,344	13%	4,987	14%	357	7%
General and administrative	7,415	18%	8,425	24%	(1,010)	(12%)
Total operating expenses	22,748	56%	21,789	63%	959	4%
Income (loss) from operations	1,595	4%	(2,568)	(7%)	4,163	(162%)
Other income (expense), net	162	—	(170)	(1%)	332	(195%)
Benefit from income taxes	41	—	13	—	28	215%
Net income (loss)	$1,798	4%	$(2,725)	(8%)	$4,523	(166%)

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

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $16.0 million as of December 31, 2020. We also have a $20.0 million credit facility, of which no amounts were outstanding as of December 31, 2020.

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

On November 24, 2020, we completed the acquisition of LEEDS, LLC for a purchase consideration of $21.6 million in cash, subject to working capital adjustments, and the issuance of 63,901 shares of ShotSpotter common stock worth $2.0 million. The purchase consideration also included a contingent earnout payable for up to $5.0 million based on LEEDS’ revenues generated during 2021 and 2022.

On October 3, 2018, we acquired certain technology, referred to as HunchLab, and related assets from Azavea Inc. The purchase consideration totaled $2.5 million, consisting of $1.7 million in cash and a contingent earnout payable in cash for up to $750,000 based on HunchLab’s revenues generated over the three-year period following the acquisition date. In January 2020, we paid $0.3 million based on revenues generated over the first year of the contingent earnout period. In February 2021, subsequent to December 31, 2020, we paid the remaining $0.4 million of the contingent earnout based on revenues generated over the second year of the contingent earnout period.

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

During the year ended December 31, 2020, we repurchased 74,520 shares of its common stock at an average price of $21.65 per share for $1.6 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Credit Facility

On September 27, 2018, we entered into the Umpqua Credit Agreement. In August 2020, we entered into an amendment to our credit facility to increase the size of our available loan facility from $10.0 million to $20.0 million, which allows us to borrow up to $20.0 million under a revolving loan facility. We intend to use the revolving loan facility for general working capital purposes.

Cash Flows

Comparison of Years Ended December 31, 2020, 2019 and 2018

The following table presents a summary of our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$11,209	$13,692	$(1,386)
Investing activities	(18,758)	(4,909)	(10,203)
Financing activities	(956)	5,482	2,437
Net change in cash and cash equivalents	$(8,505)	$14,265	$(9,152)

As of December 31, 2020, 2019 and 2018, $1.3 million, $0.8 million and $1.1 million in cash was held by our consolidated foreign subsidiaries.

Operating Activities

Our net income (loss) and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Operating activities provided $11.2 million in 2020, provided $13.7 million in 2019, and used $1.4 million in 2018.

The net cash provided by operating activities in the year ended December 31, 2020 was primarily driven by collections of accounts receivable driven by new customer contracts and expansions of existing customer coverage.

The net cash provided by operating activities in the year ended December 31, 2019 was primarily driven by increased collections of accounts receivable driven by new customer contracts and expansions of existing customer coverage.

The use of cash for 2018 was primarily driven by changes in accounts receivable and our net loss of $2.7 million and offset by changes in deferred revenue, stock-based compensation, and depreciation and amortization.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investments in intangible assets and business acquisitions.

Investing activities used $18.8 million, $4.9 million, and $10.2 million in the years ended December 31, 2020, 2019 and 2018, respectively. We completed our acquisition of LEEDS, LLC for approximately $14.6 million in cash, net of $7.0 million cash acquired at closing during the year ended December 31, 2020. We completed our acquisition of the HunchLab assets for approximately $1.7 million in cash at closing during the year ended December 31, 2018. The remaining use of cash was primarily for property and equipment expenditures to install our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes proceeds from our secondary offering, net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan, offset by payment for repurchases of our common stock, payment of indebtedness, and debt issuance and financing costs.

Financing activities used $1.0 million in cash during the year ended December 31, 2020 from $1.6 million in payments for repurchases of our common stock and $0.3 million payment for HunchLab’s contingent consideration, partially offset by $0.7 million proceeds from ESPP purchase and $0.3 million in proceeds from the exercise of options and warrants.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any relationships, material commitments or obligations with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

Revenue Recognition

Revenue Recognition – Gunshot Detection Services

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

We recognize revenues upon the satisfaction of performance obligations. At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or bundle of services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We determined that the subscription services, training, and licenses to integrate with third-party applications are each distinct services that represent separate performance obligations. The setup activities are not distinct from the subscription service and are combined into the subscription service performance obligation. However, setup fees may provide a material right to the customer that has influence over the customers' decision to renew. All setup fees are assessed on a quantitative and qualitative basis to determine whether they represent a distinct performance obligation. The total contract value is allocated to each performance obligation identified based on the standalone selling price of the service. Discounts are allocated pro-rata to the identified performance obligations. For contracts that have an original duration of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money.

Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription. Revenues from material rights are recognized ratably over the period in which they are determined to provide a material right to the customer, which is generally three years. Revenues from training and licenses to integrate with third-party applications are recognized upon delivery which generally occurs when the subscription service is operational and ready to go live.

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

Revenue Recognition – Software License, Maintenance and Support, and Professional Services

With the acquisition of LEEDS, we also generate revenues from the sale of (i) a software license and related maintenance and support services to its proprietary software technology and (ii) professional software development services to a single customer, through a sales channel intermediary. We have been serving this customer for more than ten years. The sales channel intermediary contract includes an annual, renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders

We recognize revenue from the license of its software license and related maintenance and support services revenues upon the satisfaction of performance obligations. We determined that the term-based software license should be combined with the maintenance and support services as a single performance obligation. The nature of the maintenance and support services, inclusive of our obligation to provide additional, unspecified software functionality over the license term, in allowing this single customer to be flexible in utilizing the customized software to respond to the changing regulatory environment, are critical to the customer’s ability to derive benefit and value from the license. Contractually, we provide continuous access to the software, maintenance and support services, helpdesk and technical support over the contract term, hence a time-elapsed method is used to recognize revenue. Revenues from the software license and maintenance and support services are recognized ratably over the term of the contract because our obligation to provide the license and related support services is uniform over the license term. We generally invoice for these services on a monthly basis in arrears.

Stock-Based Compensation — We recognize stock-based compensation expense for stock-based compensation awards granted to our employees, directors, and consultants that can be settled in shares of our common stock. Compensation expense for stock-based compensation awards granted is based on the grant date fair value estimate for each award as determined by our board of directors. We recognize these compensation costs on a straight-line basis over the requisite service period of the award.

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

Goodwill — Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has concluded there is only one reporting unit for purposes of performing the goodwill impairment test. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, and may include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. We performed our annual test for goodwill impairment as of October 1, 2020 and concluded that no impairment charge was necessary.

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

We had cash and cash equivalents of $16.0 million as of December 31, 2020, which consists entirely of bank deposits. During 2020, an emergency federal rate reduction occurred which significantly decreased the Company’s interest income.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally the South African Rand. Movements in foreign currencies in which we transact business could significantly affect future net earnings. However, if the average value of the South African Rand had been 10% higher relative to the U.S. dollar during 2020, 2019 or 2018, it would not have resulted in a significant impact to our results of operations for the years ended December 31, 2020, 2019 or 2018. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ShotSpotter, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ShotSpotter, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

We have served as the Company's auditor since 2016.

Minneapolis, Minnesota

March 29, 2021

ShotSpotter, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$16,043	$24,550
Accounts receivable and contract asset	12,921	13,883
Prepaid expenses and other current assets	2,172	1,764
Total current assets	31,136	40,197
Property and equipment, net	15,346	16,556
Operating lease right-of-use assets	882	556
Goodwill	2,811	1,379
Intangible assets, net	14,540	249
Other assets	1,605	1,634
Total assets	$66,320	$60,571
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,192	$1,179
Deferred revenue, short-term	24,174	26,360
Accrued expenses and other current liabilities	5,613	4,885
Total current liabilities	30,979	32,424
Deferred revenue, long-term	405	598
Other liabilities	631	298
Total liabilities	32,015	33,320
Commitments and contingencies (Note 19)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 11,538,998 and 11,314,150 shares issued and outstanding as of December 31, 2020 and 2019, respectively	58	57
Additional paid-in capital	128,771	122,907
Accumulated deficit	(94,354)	(95,579)
Accumulated other comprehensive loss	(170)	(134)
Total stockholders' equity	34,305	27,251
Total liabilities and stockholders' equity	$66,320	$60,571

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$45,734	$40,752	$34,753
Costs
Cost of revenues	18,525	16,409	14,846
Impairment of property and equipment	234	—	686
Total costs	18,759	16,409	15,532
Gross profit	26,975	24,343	19,221

Operating expenses
Sales and marketing	10,328	9,989	8,377
Research and development	5,614	5,344	4,987
General and administrative	9,740	7,415	8,425
Total operating expenses	25,682	22,748	21,789
Operating income (loss)	1,293	1,595	(2,568)
Other income (expense), net
Interest income (expense), net	113	440	82
Other expense, net	(271)	(278)	(252)
Total other income (expense), net	(158)	162	(170)
Income (loss) before income taxes	1,135	1,757	(2,738)
Benefit from income taxes	(90)	(41)	(13)
Net income (loss)	$1,225	$1,798	$(2,725)
Net income (loss) per share, basic	$0.11	$0.16	$(0.26)
Net income (loss) per share, diluted	$0.10	$0.15	$(0.26)
Weighted average shares used in computing net income (loss) per share, basic	11,408,757	11,302,780	10,569,007
Weighted average shares used in computing net income (loss) per share, diluted	11,730,294	11,846,348	10,569,007

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$1,225	$1,798	$(2,725)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(36)	15	(150)
Comprehensive income (loss)	$1,189	$1,813	$(2,875)

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Par Value	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2017	9,827,129	$48	$109,708	$(97,595)	$1	$12,162
Exercise of stock options	609,985	3	547	—	—	550
Issuance of common stock in connection with exercise of warrants	296,691	1	987	—	—	988
Issuance of common stock from ESPP purchase	83,605	—	909	—	—	909
Issuance of common stock from RSU's vested	47,312	3	(1)	—	—	2
Stock-based compensation	—	—	2,468	—	—	2,468
Foreign currency translation loss	—	—	—	—	(150)	(150)
Cumulative effect of change in accounting principle	—	—	—	2,943	—	2,943
Net loss	—	—	—	(2,725)	—	(2,725)
Balance at December 31, 2018	10,864,722	$55	$114,618	$(97,377)	$(149)	$17,147
Exercise of stock options	307,365	2	452	—	—	454
Issuance of common stock in connection with exercise of warrants	26,098	—	71	—	—	71
Issuance of common stock upon secondary offering, net of costs	250,000	1	10,553	—	—	10,554
Repurchase of common stock and retirement	(257,824)	(2)	(6,716)	—	—	(6,718)
Issuance of common stock from ESPP purchase	65,639	1	872	—	—	873
Issuance of common stock from RSU's vested	58,150	—	—	—	—	—
Stock-based compensation	—	—	3,057	—	—	3,057
Foreign currency translation gain	—	—	—	—	15	15
Net income	—	—	—	1,798	—	1,798
Balance at December 31, 2019	11,314,150	$57	$122,907	$(95,579)	$(134)	$27,251
Exercise of stock options	96,456	1	313	—	—	314
Issuance of common stock in connection with exercise of warrants	46,939	—	—	—	—	—
Repurchase of common stock	(74,520)	—	(1,615)	—	—	(1,615)
Issuance of common stock from ESPP purchase	37,102	—	704	—	—	704
Issuance of common stock from RSU's vested	54,970	—	—	—	—	—
Issuance of common stock from acquisition	63,901	—	2,000	—	—	2,000
Stock-based compensation	—	—	4,462	—	—	4,462
Foreign currency translation loss	—	—	—	—	(36)	(36)
Net income	—	—	—	1,225	—	1,225
Balance at December 31, 2020	11,538,998	58	128,771	(94,354)	(170)	$34,305

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,225	$1,798	$(2,725)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	5,399	4,894	3,856
Amortization of intangible assets	187	88	61
Impairment of property and equipment	234	—	686
Stock-based compensation	4,462	3,057	2,468
Loss on disposal of property and equipment	3	—	4
Provision for accounts receivable	74	—	—
Changes in operating assets and liabilities:
Accounts receivable and contract asset	1,953	1,383	(11,224)
Prepaid expenses and other assets	(321)	(192)	(766)
Accounts payable	(190)	(243)	(346)
Accrued expenses and other current liabilities	575	108	(246)
Deferred revenue	(2,392)	2,799	6,846
Net cash provided by (used in) operating activities	11,209	13,692	(1,386)
Cash flows from investing activities:
Purchase of property and equipment	(4,059)	(4,823)	(8,444)
Investment in intangible and other assets	(72)	(86)	(48)
Business acquisition, net of cash acquired	(14,627)	—	(1,711)
Net cash used in investing activities	(18,758)	(4,909)	(10,203)
Cash flows from financing activities:
Payment of contingent consideration liability	(347)	—	—
Payment of line of credit costs	(12)	—	(10)
Proceeds from issuance of common stock upon secondary offering	—	11,247	—
Payments of secondary offering costs	—	(445)	—
Proceeds from exercise of stock options	314	454	550
Repurchases of common stock	(1,615)	(6,718)	—
Proceeds from exercise of warrants	—	71	988
Proceeds from employee stock purchase plan	704	873	909
Net cash provided by (used in) financing activities	(956)	5,482	2,437
Increase (decrease) in cash, cash equivalents and restricted cash	(8,505)	14,265	(9,152)
Effect of exchange rate on cash and cash equivalents	(2)	7	(167)
Cash, cash equivalents and restricted cash at beginning of year	24,550	10,278	19,597
Cash, cash equivalents and restricted cash at end of year	$16,043	$24,550	$10,278

Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$51	$79
Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$522	$311	$205
Estimated fair value of contingent consideration	$170	$—	$750
Fair value of common stock issued as consideration for business acquisition	$2,000	$—	$—
Deferred offering costs included in other assets	$—	$—	$249
Line of credit costs included in other assets	$—	$—	$91

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. The Company’s flagship product, ShotSpotter Respond (formerly ShotSpotter Flex) is the leading outdoor gunshot detection, location and alerting system trusted by over 100 cities. ShotSpotter Connect (formerly ShotSpotter Missions)
creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. ShotSpotter Labs is the Company’s effort to support innovative uses of its technology to help protect wildlife and the environment. The Company’s case management solution, ShotSpotter Investigate, is a cloud-based investigative platform to help law enforcement agencies modernize every phase of an investigation and accelerate case work with easy-to-use software tools. The Company offers its solutions on a SaaS-based subscription model to its customers.

The Company’s principal executive offices are located in Newark, California. The Company has five wholly-owned subsidiaries globally, including in South Africa, Colombia, Brazil and Mexico.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

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

Revenue Recognition – Gunshot Detection Services

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

The Company recognizes revenues upon the satisfaction of performance obligations. At contract inception, the Company assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company determined that the subscription services, training, and licenses to integrate with third-party applications are each distinct and represent separate performance obligations. The setup activities are not distinct from the subscription service and are combined into the subscription service performance obligation. However, setup fees may provide a material right to the customer that has influence over the customers' decision to renew. All setup fees are assessed on a quantitative and qualitative basis to determine whether they represent a distinct performance obligation. The total contract value is allocated to each performance obligation identified based on the standalone selling price of the service. Discounts are allocated pro-rata to the identified performance obligations. For contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not consider the time value of money.

Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription. Revenues from material rights are recognized ratably over the period in which they are determined to provide a material right to the customer, which is generally three years. Revenues from training and licenses to integrate with third-party applications are recognized upon delivery which generally occurs when the subscription service is operational and ready to go live.

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

The Company capitalizes certain incremental costs of obtaining a contract, which includes sales commissions. As there are not commensurate commissions earned on renewals of the subscription services, the Company capitalizes commissions related to subscription services provided under both the initial contract and renewal periods and amortizes the capitalized commissions on a straight-line basis over the customer life, which is determined to be five years. For commissions that are earned on renewal contracts with an original duration of one year or less, the Company uses the practical expedient applicable to such commissions and recognizes the commissions immediately as expense instead of capitalizing. Amortization of capitalized commissions was $0.6 million for the year ended December 31, 2020 and was included in sales and marketing expense in the consolidated statements of operations. Amortization of capitalized commissions was $0.5 million and $0.4 million for the year ended December 31, 2019 and December 31, 2018, respectively.

Revenue Recognition – Software License, Maintenance and Support, and Professional Services

With the acquisition of LEEDS, LLC (“LEEDS”), the Company also generates revenues from the sale of (i) a software license and related maintenance and support services to its proprietary software technology and (ii) professional software development services to a single customer, through a sales channel intermediary. The Company has been serving this customer for more than ten years. The sales channel intermediary contract includes an annual, renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders.

The Company recognizes revenue from the license of its software license and related maintenance and support services revenues upon the satisfaction of performance obligations. The Company determined that the term-based software license should be combined with the maintenance and support services as a single performance obligation. The nature of the maintenance and support services, inclusive of the Company’s obligation to provide additional, unspecified software functionality over the license term, in allowing this single customer to be flexible in utilizing the customized software to respond to the changing regulatory environment, are critical to the customer’s ability to derive benefit and value from the license. Contractually, the Company provides continuous access to the software, maintenance and support services, helpdesk and technical support over the contract term, hence a time-elapsed method is used to recognize revenue. Revenues from the software license and maintenance and support services are recognized ratably over the term of the contract because the Company’s obligation to provide the license and related support services is uniform over the license term. The Company generally invoices for these services on a monthly basis in arrears.

Professional services revenue consists of fees typically associated with the design, development and testing of product feature enhancements requested by the customer. The customer procures additional development services as needed, and generally based upon annual development plans negotiated by and between the customer and the Company. Professional services do not result in significant customization of the maintenance and support services and are considered distinct services. All, and any part of the output, of the Company’s professional services towards such product feature enhancements, belong to the customer. Accordingly, the Company satisfies the performance obligations over time as the performance of work typically creates or enhances an asset that the customer controls as the asset is created or enhanced. As these product feature enhancements each have a fixed contract fee, the Company recognizes revenue over time proportionally as work is performed, based on cumulative resource costs incurred as a percentage of total forecast costs for the project. Management uses significant judgement in making these estimates, which affect the timing of revenue recognition, including how much revenue to recognize in each period, and in estimating the timing of revenue recognition for remaining performance obligations (see Note 3). The contract price and billing schedule are stated in each work order and the Company generally invoices in monthly installments upon the commencement of each work order.

Gross versus net presentation

The Company’s single software license and related service agreement was facilitated through a sales channel intermediary. The Company presents the total value of the billings to the customer as revenue (or gross) and that portion of the billings to the customer retained by the sales channel intermediary as a sales cost which is included in sales and marketing in the accompanying statement of operations, as the Company has determined that it was the principal in the arrangement. The Company’s conclusion is based on its role in controlling the goods and services consumed by the end-customer throughout the license term or development life cycle, combined with its control over the price charged to the end-user for such goods and services. The fees paid to the sales channel intermediary are expensed as incurred as it relates to a period of performance of one year, and the sales channel intermediary is paid the same rate of commission on any license term renewals or additional professional services that are sold to the customer.

Costs

Costs include the cost of revenues and charges for impairment of property and equipment. Cost of revenues related to gunshot detection services primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service application, costs related to operating our Incident Review Center (the “IRC”), providing remote and on-site customer support and maintenance and forensic services, certain personnel and related costs of operations, stock-based compensation and allocated overhead, which includes information technology, facility and equipment depreciation costs.

Cost of revenues related to software license, maintenance and support, and professional services primarily include personnel costs of project managers, developers and analysts working on the various support tickets and work orders. Such costs are expensed as incurred as they do not create an asset owned by the Company.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs were $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, and were included in sales and marketing expense in the consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred and consisted primarily of salaries and benefits, consultant fees, certain facilities costs, and other direct costs associated with the continued development of the Company’s solutions.

Product development costs are expensed as incurred until technological feasibility has been established, which we define as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. We have determined that technological feasibility for our software products is reached shortly before they are released for sale. Costs incurred after technological feasibility is established are not significant, and accordingly we expense all research and development costs when incurred.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with an original maturity of three months or less.

At December 31, 2020 and 2019, the Company’s cash and cash equivalents consisted of cash deposited in financial institutions.

Foreign Currency

The functional currency for the Company’s foreign subsidiaries is the local currency. The assets and liabilities of the subsidiary are translated into U.S. dollars using the exchange rate at the end of each balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Foreign currency exchange gains and losses that are realized are recorded in other expense, net, in the accompanying consolidated statements of operations.

Accounts Receivable, net and Contract Asset

Accounts receivable, net consist of trade accounts receivables from the Company’s customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivable are recorded as the invoiced amount. Accounts receivable also consists of trade accounts receivables (net of any commissions) from the sales channel intermediary through which we provide software license, maintenance and support, and professional services. The Company does not require collateral or other security for accounts receivable. Contract asset consist of revenues recognized in advance of invoicing the customer. We do not charge interest on accounts receivables that are past due.

The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses based on the Company’s historical experience. At December 31, 2020, the Company had a provision against accounts receivable of $74,000. At December 31, 2019, the Company did not have an allowance for potential credit losses as there were no estimated credit losses. If a receivable is deemed by the Company to be uncollectible, the Company will write off the receivable to bad debt expense.

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of restricted cash, cash and cash equivalents and accounts receivable from trade customers. The Company maintains its cash deposits at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents.

Concentration of Accounts Receivable and Contract Asset — At December 31, 2020, three customers accounted for 37%, 27% and 11%, respectively, of the Company’s total accounts receivable. At December 31, 2019, one customer accounted for 55%, of the Company’s account receivable. Fluctuations in accounts receivable result from timing of the Company’s execution of contracts and collection of related payments.

Concentration of Revenues — For the year ended December 31, 2020, two customers accounted for 18% and 15% of the Company’s revenues, For the year ended December 31, 2019, two customers accounted for 20% and 14% of the Company’s revenues. For the year ended December 31, 2018, two customers accounted for 22% and 15% of the Company’s revenues.

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

Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We performed our annual test for goodwill impairment as of October 1, 2020 and concluded that no goodwill impairment charge was necessary. Since inception through December 31, 2020, the Company did not have any goodwill impairment.

Intangible Assets

Intangible assets consisted of acquired patents and capitalized legal fees related to obtaining patents, as well as customer relationships as a result from the Company’s acquisition of HunchLab in 2018 and LEEDS in 2020 (see Note 4, Business Acquisitions). Patent assets are stated at costs, less accumulated amortization. Customer relationships are recorded at fair value as of the date of the acquisition. Intangible assets are amortized on an attribution method, over their expected useful lives, which range from three years for patents and seven to fifteen years for customer relationships.

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

Royalty Expense

In 2009, the Company entered into a license agreement with a third party relating to a patented gunshot digital imaging system that facilitates integration with certain third-party systems. The terms of the license agreement require the Company to pay a one-time fee of $5,000 for each license sold to a customer allowing the customer to integrate their ShotSpotter service with a third-party application, such as a video management system, with a minimum annual amount due of $75,000. In 2020, 2019, and 2018, the Company incurred only the $75,000 minimum amount. The license agreement renews automatically on each subsequent year unless it is terminated in accordance with the agreement.

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

Stock-Based Compensation

The Company generally grants options to purchase shares of its common stock to its employees, directors and non-employees for a fixed number of shares with an exercise price equal to the fair value of the underlying shares at the grant date. All stock option grants are accounted for using the fair value method, and stock-based compensation expense is recognized ratably over the requisite service period as the underlying options vest which is the requisite service period. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options.

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

The Company generally grants unvested restricted stock unit awards to non-employee directors and executive management for a fixed number of shares and a fixed vesting schedule. The restricted stock unit awards are valued using the closing price on the date of grant and stock-based compensation is recognized ratably over the requisite service period.

Forfeitures are recognized as and when they occur.

Segment Information

The chief operating decision maker is its Chief Executive Officer, who allocates resources and assesses financial performance based upon discrete financial information at the consolidated level. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we have determined that we operate as a single operating and reportable segment.

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

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit loss (“CECL”) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective at the beginning of the Company’s first quarter of fiscal 2023. Early adoption of the amendments is permitted. The Company does not expect the adoption of this ASU to have any material impact on its consolidated financial statements.

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

Note 3. Revenue Related Disclosures

Changes in deferred revenue were as follows (in thousands):

	December 31,
	2020	2019
Balance at the beginning of the year	$26,958	$24,161
New billings	42,499	43,080
Revenue recognized during the year from balance at the beginning of the year	(18,944)	(17,198)
Revenue recognized during the year from new billings	(25,947)	(23,092)
Foreign currency impact	12	7
Balance at the end of the year	$24,578	$26,958

The following table presents remaining performance obligations for contractually committed revenues as of December 31, 2020 (in thousands):

2021	$41,967
2022	10,493
2023	3,522
Thereafter	1,371
Total	$57,353

The timing of revenue recognition includes estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of December 31, 2020 and amounts under contract that will be invoiced after December 31, 2020.

During the year ended December 31, 2020, the Company recognized revenues of $45.0 million from customers in the United States, and $0.7 million from customers in South Africa and the Bahamas. During the year ended December 31, 2019, the Company recognized revenues of $39.7 million from customers in the United States and $1.0 million from a customer in South Africa. During the year ended December 31, 2018, the Company recognized revenues of $33.9 million from customers in the United States and $0.9 million from a customer in South Africa.

Note 4. Business Acquisitions

LEEDS

On November 24, 2020, the Company completed the acquisition of 100% of the membership interests in LEEDS for a purchase consideration of $21.6 million in cash, subject to working capital adjustments, and $2.0 million in 63,901 units of ShotSpotter common stock. The purchase consideration also included a contingent earnout agreement. Up to $2.5 million in contingent earnout will be payable based on LEEDS' revenues generated during 2021. An additional amount up to $2.5 million contingent earnout will be payable based on LEEDS' revenues during 2022. The amounts will be determined and paid within approximately 90 days after the end of 2021 and 2022, respectively. The preliminary fair value of the contingent earnout is $0.2 million, resulting in a total estimated purchase consideration of $23.8 million. The acquisition will enable the Company to broaden its suite of precision policing solutions to offer its customers.

The following table summarizes the allocation of the purchase price as of the acquisition date, November 24, 2020 (in thousands):

Cash and cash equivalents	$7,044
Accounts receivable and contract asset, net	1,060
Property and equipment, net	161
Operating lease right-of-use asset	225
Goodwill	1,432
Customer relationship	14,410
Other asset	45
Accrued expenses and other current liabilities	(458)
Other liabilities	(98)
Total estimated consideration	$23,821

The purchase price allocation above is final except for measure period adjustments which may be required in the future following purchase price adjustments related to working capital true-up.

Goodwill primarily represents the value of the employee workforce as well as cash flows from future customers. The Company expects to deduct the amortization of goodwill and intangible assets for tax purposes. A portion of the amortization deduction will commence upon settlement of contingent consideration and contingent liabilities.

The Company valued the customer relationship asset using the income approach. Significant assumptions include forecasts of revenues, cost of revenues, research and development expense, sales and marketing expense, general and administrative expense and estimated customer attrition rates. The Company discounted the cash flows at 7%, reflecting the risk profile of the asset. The customer relationship asset will be amortized over an estimated useful life of 15 years.

Acquisition-related expenses totaled $0.6 million, which were included in general and administrative expense for the year ended December 31, 2020.

The unaudited pro forma combined revenue and net income presented below have been prepared as if the Company had acquired LEEDS on January 1, 2019. The unaudited pro forma financial information has been derived from the consolidated statements of operations of the Company and LEEDS for the below periods. The historical financial information has been adjusted in the unaudited combined pro forma information based upon currently available information and certain estimates and assumptions. The actual effect of the transactions ultimately may differ from the pro forma adjustments included herein. However, management believes that the assumptions used to prepare the pro forma adjustments provide a reasonable basis for presenting the significant effects of the transactions as currently contemplated and that the pro forma adjustments are factually supportable, give appropriate effect to the expected impact of events that are directly attributable to the transactions, and reflect those items expected to have a continuing impact on the Company. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2019.

The unaudited pro forma combined revenue and net income (loss) for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Revenues	$59,196	$50,630
Net income (loss)	$5,014	$(145)

HunchLab

On October 3, 2018, the Company acquired certain technology, referred to as HunchLab, and related assets from Azavea Inc. The acquisition provides an opportunity to increase the Company’s revenue per customer with a related and value-added technology that helps deter crime through strategically planned patrols. The purchase consideration totaled $2.5 million, consisting of $1.7 million in cash and a contingent earnout payable in cash for up to $750,000 based on HunchLab’s revenues generated over the three-year period following the acquisition date. The Company determined the acquisition-date fair value of the contingent consideration liability based on the likelihood of meeting revenues forecasts.

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

Note 5. Fair Value Measurements

There were no transfers into or out of Level III during the year ended December 31, 2020. The changes in the fair value of contingent consideration are summarized below (in thousands):

Fair Value Measurements at Reporting Date Using Level III Inputs
Fair value at December 31, 2018 and 2019	$750
Payment of contingent consideration	$(347)
Contingent consideration from business combination	170
Change in fair value of contingent consideration	—
Fair value at December 31, 2020	$573

As of the acquisition date of HunchLab (see Note 4, Business Acquisitions) and as of December 31, 2018, the Company estimated, based on (i) the probability of achieving the relevant revenues targets and (ii) the timing of achieving such targets, that the fair value of the contingent consideration approximates the maximum amount payable. There was no change in fair value during the years ended December 31, 2020 and 2019. In January 2020, the Company paid $0.3 million based on revenues generated over the first year of the contingent earnout period. In February 2021, subsequent to December 31, 2020, the Company paid the remaining $0.4 million of the contingent earnout based on revenues generated over the second year of the contingent earnout period.

Using a Monte Carlo Simulation approach, the Company estimated the fair value of the contingent consideration at the acquisition date of LEEDS to be $0.2 million. The Company estimated cash flows relevant to the revenue targets over the contingent consideration period fiscal years 2021 and 2022. The asset volatilities used in the model ranged from 34.2% to 54.5%. The revenue volatilities used in the model ranged from 8.3% to 13.2%.

Note 6. Goodwill

The changes in goodwill for 2020 and 2019 are as follows (in thousands):

	2020	2019
Balance, beginning of year	$1,379	$1,379
Acquisition of LEEDS (see Note 4—Business Acquisitions)	1,432	—
Balance, end of year	$2,811	$1,379

The Company had no accumulated goodwill impairment charges as of December 31, 2020.

Note 7. Intangible Assets, net

Intangible Assets as of December 31, 2020 and 2019 are as follows (in thousands):

	2020
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(147)	$14,423
Patents	1,158	(1,041)	117
Total intangible assets, net	$15,728	$(1,188)	$14,540

	2019
	Gross	Accumulated Amortization	Net
Customer relationships	$160	$(29)	$131
Patents	1,092	(974)	118
Total intangible assets, net	$1,252	$(1,003)	$249

Intangible amortization expense was $187,000, $88,000 and $61,000 for 2020, 2019 and 2018, respectively.

The following table presents future intangible asset amortization as of December 31, 2020 (in thousands):

2021	$1,046
2022	1,022
2023	1,000
2024	984
2025	978
Thereafter	9,510
Total	$14,540

Note 8. Details of Certain Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	December 31,
	2020	2019
Prepaid software and licenses	$653	$321
Prepaid insurance	561	473
Other prepaid expenses	136	94
Deferred commissions	715	753
Other	107	123
	$2,172	$1,764

Accounts receivable and contract asset (in thousands):

	December 31,
	2020	2019
Accounts receivable	$12,459	$13,798
Contract asset	536	85
Allowance for potential credit losses	(74)	—
	$12,921	$13,883

Other assets (in thousands):

	December 31,
	2020	2019
Deferred commissions	$1,465	$1,579
Other	140	55
	$1,605	$1,634

Property and equipment, net (in thousands):

	December 31,
	2020	2019
Deployed equipment	$31,761	$28,930
Computer equipment	1,550	1,141
Software	1,314	1,314
Furniture and fixtures	217	169
Leasehold improvements	306	234
Vehicles	124	124
Construction in progress	1,506	1,209
	$36,778	$33,121
Accumulated depreciation and amortization	(21,432)	(16,565)
	$15,346	$16,556

Depreciation and amortization expense during the years ended December 31, 2020, 2019 and 2018 was $5.4 million, $4.9 million and $3.9 million, respectively.

Accrued expenses and other current liabilities (in thousands):

	December 31,
	2020	2019
Personnel-related accruals	$4,217	$2,883
Royalties payable	55	115
Professional fees	92	317
Sales/ use tax payable	46	91
Contingent consideration	403	750
Operating lease liability	484	302
Other	316	427
	$5,613	$4,885

Other liabilities (long-term) (in thousand):

	December 31,
	2020	2019
Operating lease liabilities	$461	$296
Contingent consideration liability	170	─
Other liabilities	─	2
	$631	$298

Note 9. Impairment of Property and Equipment

During the year ended December 31, 2020, the Company recognized impairment expense of $234,000 for the impairment of property and equipment primarily related to the book value of customer assets installed at certain customers that did not renew during the year.

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

Borrowings under the Umpqua Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) a base rate, which fluctuates daily and is the greater of (a) the prime rate in effect as of any date of determination and (b) the daily LIBOR rate as of such date of determination plus 1.0% per annum, or (2) a LIBOR rate, which can be for a period of 30, 60 or 90 days at the Company’s option and is equal to the published rate in the Wall Street Journal for such 30-, 60- or 90-day period two business days prior to the commencement of such period, in each case plus 2.0% per annum. The Company will be required to repay all amounts outstanding under the Umpqua Credit Agreement on September 27, 2022 or earlier if the Umpqua Credit Agreement is terminated prior to such date. The Umpqua Credit Agreement also includes an uncommitted incremental facility provision that would allow the Company, subject to satisfaction of certain conditions, including approval by Umpqua Bank, to increase the Revolving Facility up to a total of $25.0 million.

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

There were no borrowings outstanding as of December 31, 2020 and 2019.

Note 11. Related Party Transactions

During the year ended December 31, 2020, the Company recognized $0.2 million in revenues, from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and one of the Company’s significant shareholders. During the year ended December 31, 2019, the Company recognized $0.6 million in revenues, from ShotSpotter Labs. During the year ended December 31, 2018, the Company did not have any related party transactions.

Note 12. Income Taxes

The domestic and foreign components of net income (loss) before income tax expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$1,562	$1,743	$(3,083)
Foreign	(427)	14	345
Net income (loss) before income tax	$1,135	$1,757	$(2,738)

The provision (benefit) for income tax consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(7)	7	(13)
Total	(7)	7	(13)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(83)	(48)	—
Total	(83)	(48)	—
Total tax expense (benefit)	$(90)	$(41)	$(13)

A reconciliation of income taxes at the statutory federal income tax rate to net income (loss) taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	December 31,
	2020	2019	2018
Income tax at statutory rate	$240	$369	$(575)
Change in valuation allowance	(165)	(17)	1,595
Change in deferreds	8	100	7
State tax	(37)	(133)	(309)
Stock-based compensation	(11)	(420)	(615)
Research and development credit	(103)	(82)	(220)
Foreign rate differential	(40)	(43)	(86)
Other	18	185	190
Total	$(90)	$(41)	$(13)

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$20,265	$21,556
Credits	2,292	2,055
Accruals and reserves	1,648	767
Deferred revenue and contract costs	296	116
Gross deferred tax assets	24,501	24,494
Valuation allowance	(23,667)	(23,693)
Net deferred tax assets	834	801
Deferred tax liabilities:
Fixed assets and intangibles	(785)	(836)
Total deferred tax assets (liabilities), net	$49	$(35)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of U.S. based taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets. Management determined that a valuation allowance of $23.7 million and $23.7 million was required as of December 31, 2020 and 2019, respectively.

The federal and state loss carryforwards begin to expire in 2026 and 2021, respectively, unless previously utilized. At December 31, 2020 and 2019, the Company had available net operating loss carryforward of approximately $80.4 million and $85.6 million, respectively, for federal income tax purposes, of which $75.5 million were generated before 2018 and will begin to expire in 2026. The remaining net operating losses of $5.0 million can be carried forward indefinitely under Tax Cuts and Jobs Act. The Company continually monitor all positive and negative evidence regarding the realization of its deferred tax assets and may record assets when it becomes more likely than not, than they will be realized, which may impact the expense or benefit from income taxes.

At December 31, 2020 and 2019, the net operating losses for state purposes are $51.1 million and $55.0 million, respectively, and will begin to expire in 2021 if not utilized.

As of December 31, 2020, the Company had available for carryover research and experimental credits for federal and California income tax purposes of approximately $1.2 million and $1.3 million, respectively, which are available to reduce future income taxes. The federal research and experimental tax credits will begin to expire, if not utilized, in 2026. The California research and experimental tax credits carry forward indefinitely until utilized.

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

Uncertain Tax Positions

The Company applied FASB ASC 740-10-50, Accounting for Uncertainty in Income Tax, which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amounts of unrecognized uncertain tax positions is as follows (in thousands):

Balance as of December 31, 2018	$734
Increases for current year tax positions	75
Decrease for prior year tax positions	(37)
Balance as of December 31, 2019	772
Increases for current year tax positions	70
Increases for prior year tax positions	17
Balance as of December 31, 2020	$859

Of the total unrecognized tax benefits at December 31, 2020, no amount will impact the Company's effective tax rate. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2020 or December 31, 2019.

The Company files federal and state income tax returns in the U.S, certain U.S. territories, and certain foreign jurisdictions. The statues of limitations remain open for 2006 through 2020 in U.S. for federal and state purposes in the U.S. and certain U.S. territories. Years beyond the normal statutes of limitations remain open to audit by tax authorities due to tax attributes generated in earlier years which are being carried forward and may be audited in subsequent years when utilized.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.

Note 13. Capital Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.005 per share. At December 31, 2020 and 2019, there were 11,538,998 and 11,314,150 shares of common stock issued and outstanding, respectively. Holders of common stock have voting rights equal to one vote per share of common stock held and are entitled to receive any dividends as may be declared from time to time by the Board.

At December 31, 2020, shares of common stock reserved for future issuance were as follows:

December 31,
2020
Options outstanding	813,242
Shares available for future grant	1,248,672
Unvested restricted stock units	141,508
Warrants to purchase common stock	50,716
Total	2,254,138

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005. At December 31, 2020 and 2019, there was no preferred stock issued or outstanding.

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

During the year ended December 31, 2020, we repurchased 74,520 shares of our common stock at an average price of $21.65 per share for $1.6 million. During the year ended December 31, 2019, we repurchased 257,824 shares of our common stock at an average price of $26 per share for $6.7 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Note 14. Net Income (Loss) per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$1,225	$1,798	$(2,725)
Denominator:
Weighted-average shares outstanding, basic	11,408,757	11,302,780	10,569,007
Weighted-average shares outstanding, diluted	11,730,294	11,846,348	10,569,007
Net income (loss) per share, basic	$0.11	$0.16	$(0.26)
Net income (loss) per share, diluted	$0.10	$0.15	$(0.26)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	573,340	269,202	820,186
Unvested restricted stock units	101,255	54,620	110,764
Warrants to purchase Series B-1 convertible preferred or common stock	—	—	163,713
Total	674,595	323,822	1,094,663

Note 15. Common Stock Warrants

At December 31, 2020 and 2019, the Company had the following common stock warrants issued and outstanding:

	Shares
Warrant Class	2020	2019	Issuance Date	Price per Share	Expiration Date
Common stock warrant	50,716	50,716	February 2014	$0.1700	February 2021
Common stock warrant (1)	—	84,000	June 2017	$13.2000	June 2020
	50,716	134,716

(1)

In June 2017, in connection with its public offering, the Company issued a warrant to purchase 84,000 shares of common stock to its lead underwriter. The Company determined the fair value of this warrant on the date of issuance to be $0.3 million. The warrant was immediately exercisable and was exercised in 2020 on cashless basis and converted into 46,939 shares of common stock.

The outstanding warrants for 50,716 shares were exercised in February 2021 on cash basis and converted into 50,716 shares of common stock.

Note 16. Equity Incentive Plans

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, and shares of restricted stock.

In May 2017, the Board and the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”), which became effective in connection with the IPO. As a result of the adoption of the 2017 Plan, no further grants may be made under the 2005 Plan. The 2017 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. The 2017 Plan included an evergreen provision which provides for the number of shares of common stock reserved for issuance under the 2017 Plan to automatically increase on January 1 of each year by the lesser of (1) 5% of the number of shares of the Company’s capital stock outstanding on December 31st of the preceding calendar year or (2) such number of shares as determined by the Board. The Company’s 2017 Plan was automatically increased on January 1, 2020 by 565,707 shares, which was equal to 5% of the total number of shares of capital stock outstanding on December 31, 2019.

The following table summarizes the activity of shares available for grant under the 2017 Equity Incentive Plan:

Shares available for grant at December 31, 2019	1,632,636
Increase in accordance with the evergreen provision	565,707
Options issued during the year	(347,095)
Canceled during the year	54,890
RSUs granted	(91,759)
Shares available for grant at December 31, 2020	1,814,379

Stock Options

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

Options granted under the 2005 Plan and 2017 Plan generally vest over four years and expire no later than 10 years from the grant date. The 2005 Plan and 2017 Plan grants the Board discretion to determine when the options granted will become exercisable. The 2005 Plan and 2017 Plan allows for the exercise of unvested options with repurchase rights over the restricted common stock issued. At December 31, 2020, 2019, and 2018, there were no unvested options resulting from early exercises.

The fair value of stock option grants is set forth below and was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Fair value of common stock	$23.49-$34.07	$20.07-$44.95	$23.72-$47.39
Expected term (in years)	6	6	6
Risk-free interest rate	0.36%-0.83%	1.71%-2.49%	2.60%-3.00%
Expected volatility	64%-68%	64%-67%	64%-67%
Expected dividend yield	—	—	—

A summary of stock option activities during 2020, 2019 and 2018 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)
Outstanding at December 31, 2017	1,294,128	$1.79
Granted	157,078	$33.70	$20.59
Exercised	(609,985)	$0.90		$12,574
Canceled	(21,035)	$6.78
Outstanding at December 31, 2018	820,186	$8.44
Granted	138,200	$35.76	$21.86
Exercised	(307,365)	$1.47		$12,117
Canceled	(33,528)	$24.80
Outstanding at December 31, 2019	617,493	$17.13
Granted	347,095	$32.14	$19.15
Exercised	(96,456)	$3.25		$2,257
Canceled	(54,890)	$26.07
Outstanding at December 31, 2020	813,242	$24.58

Additional information for stock options at December 31, 2020 were as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual term (in years)
Outstanding at December 31, 2020	813,242	24.58	$11,445	7.69
Exercisable at December 31, 2020	391,438	16.22	$8,779	6.29

At December 31, 2020, total unrecognized stock-based compensation cost related to unvested stock options was $7.9 million, which will be recognized ratably over a weighted-average period of 3.0 years.

No income tax benefits from stock-based compensation arrangements have been recognized in the consolidated statements of operations.

Restricted Stock Units

The Company grants restricted stock units (“RSU”) under the 2017 Plan to executive management and its non-employee Board directors. RSUs granted to executive management generally vest over four years. RSUs granted to non-employee Board directors generally vest annually. A new non-employee Board director will receive an initial grant upon joining the Board and all Board directors will receive new annual grants at each annual meeting of shareholders.

The following table summarizes the activity of RSU awards:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2017	47,312	$11.85
Granted	110,764	$19.58
Vested	(47,312)	$11.85	$1,346
Unvested RSUs at December 31, 2018	110,764	$19.58
Granted	62,382	$44.05
Vested	(58,150)	$24.75	$2,610
Unvested RSUs at December 31, 2019	114,996	$30.24
Granted	91,759	$31.75
Vested	(54,970)	$32.12	$1,766
Forfeited	(10,277)	$41.50
Unvested RSUs at December 31, 2020	141,508	$29.67

During the year ended December 31, 2019, the Company granted 8,031 RSU awards to certain members of executive management subject to certain financial milestones, with vesting 100% upon the first anniversary, if the Compensation Committee of the Board of Directors of the Company believes that the associated financial milestones were met. The weighted average fair value of $43.58 per unit was calculated using the closing stock price on the grant date. At the end of 2019 no expense was recorded because the associated milestones were not met.

At December 31, 2020, total unrecognized stock-based compensation cost related to RSUs was $3.5 million, which will be recognized ratably over a weighted-average period of 2.5 years.

2017 Employee Stock Purchase Plan

In May 2017, the Board and the Company’s stockholders adopted the 2017 Employee Stock Purchase Plan (“2017 ESPP”).The 2017 ESPP permits the maximum discounted purchase price permitted under U.S. tax rules, including a “lookback”, which allows eligible employees to purchase shares of the Company’s common stock at a 15% discount to the lesser of the fair market value of common stock at the beginning and end of the offering period.

The 2017 ESPP initial offering period, which began in June 2017, ran for approximately 24 months in length, and contained four 6-month purchase periods. Subsequent offering periods generally run for six months each. An employee’s purchase rights terminate immediately upon termination of employment or other withdrawal from the 2017 ESPP. No participant will have the right to purchase shares of common stock in an amount that has a fair market value of more than $25,000 determined as of the first day of the applicable purchase period, for each calendar year.

The 2017 ESPP contains a provision which provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board.

The following table summarizes the activity of shares available under the 2017 ESPP:

Shares available for grant at December 31, 2019	316,623
Increase in accordance with the evergreen provision	150,000
Issued during the year	(37,102)
Shares available for grant at December 31, 2020	429,521

The Company accounts for employee stock purchases made under its 2017 ESPP using the estimate grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The Company values ESPP shares using the Black-Scholes model.

Total stock-based compensation expense is recorded in the consolidated statements of operations and was allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenues	$1,093	$670	$316
Sales and marketing	1,268	955	770
Research and development	580	365	272
General and administrative	1,521	1,067	1,110
Total	$4,462	$3,057	$2,468

Stock-based compensation expense is recognized over the award’s expected vesting schedule. Forfeitures are recognized as and when they occur.

Note 17. Benefit Plan

The Company sponsors a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company is allowed to make 401(k) matching contributions as defined in the plan and as approved by the Board. The Company matched 50% of employee contributions made during 2020 up to a maximum of 2% of compensation; the match will be deposited to the employees’ 401(k) accounts in 2021. During the year ended December 31, 2020 the Company recorded $0.2 million of matching contribution expense. During the year ended December 31, 2019 the Company recorded $0.2 million of matching contribution expense. There was no matching contribution expense related to the year ended December 31, 2018. These matching contributions are subject to additional vesting criteria.

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

In November 2020, as part of the LEEDS acquisition, the Company acquired the non-cancelable operating lease of LEEDS’ office in Newark, New Jersey, which expires in July 2022. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions or renewal options. This lease includes both lease (e.g., fixed monthly rent payments) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for all leases. In measuring the lease liability upon acquisition, the Company used a discount rate of 5% which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of acquisition.

The operating lease cost recognized for the year ended December 31, 2020 and 2019, was $0.4 million and $0.3 million, respectively. Rent expense recognized for the year ended December 31, 2018 was $0.6 million.

Supplemental information related to the operating leases as follows (in thousands):

As of December 31, 2020
Assets
Operating lease right-of-use assets	$882

Liabilities
Lease liabilities (short-term) (presented within Accrued expenses and other current liabilities)	$484
Lease liabilities (long-term) (presented within Other liabilities)	461
Total operating lease liabilities	$945

Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities (presented within Operating cash flows)	$386

Maturities of the lease liabilities at December 31, 2020 are as follows (in thousands):

2021	$511
2022	187
2023	102
2024	105
2025	98
Total lease payments, undiscounted	1,003
Less: imputed interest	(58)
Total	$945

Note 19. Commitments and Contingencies

Contingencies

On August 28, 2018, Silvon S. Simmons (the "Plaintiff") amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add the Company and employees as a defendant. The amended complaint alleges conspiracy to violate plaintiff's civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that ShotSpotter colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff's conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney's fees. The Company believes that the Plaintiff's claims are without merit and are disputing them vigorously. No amounts have been accrued as of December 31, 2020 or 2019.

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

Note 20. Subsequent Events

Subsequent to year end, the Company repurchased 56,162 shares of its common stock at an average price of $39.02 per share for $2.2 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In November 2020, we completed the acquisition of LEEDS. We are in the process of integrating internal controls at LEEDS into our control structure. We consider the ongoing integration of LEEDS to represent a material change in our internal control over financial reporting. With the exception of these changes, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020. Our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2020 did not include the internal controls of LEEDS acquired in November 2020. During 2020, the results of LEEDS were insignificant to the consolidated results of the Company.

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

Item 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017

3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017

4.1	Form of Common Stock Certificate	S-1/A	333-217603	4.1	May 19, 2017

4.2	Investors' Rights Agreement, by and among ShotSpotter, Inc. and the investors listed on Exhibit A thereto, dated July 12, 2012	S-1	333-217603	4.2	May 2, 2017

4.3	Form of Warrant to purchase shares of Series B-1 Preferred Stock issued to certain stockholders in connection with the sale of Series B-1 Preferred Stock in February 2014	S-1	333-217603	4.6	May 2, 2017

4.4	Form of Warrant to Purchase Shares of Common Stock issued to Roth Capital Partners, LLC in June 2017	10-Q	001-38107	10.1	August 14, 2017

4.5	Description of Capital Stock	10-K	001-38107	4.5	March 13, 2020

10.1(#)	ShotSpotter, Inc. Nonemployee Director Compensation Policy	10-K	333-21760	10.1	March 13, 2020

10.2(#)	ShotSpotter, Inc. Amended and Restated 2005 Stock Plan	S-1	333-217603	10.1	May 2, 2017

10.3(#)	Forms of Option Agreement and Option Grant Notice under the Amended and Restated 2005 Stock Plan	S-1	333-217603	10.2	May 2, 2017

10.4(#)	ShotSpotter, Inc. 2017 Equity Incentive Plan	S-1/A	333-217603	10.3	May 19, 2017

10.5(#)	Forms of Option Agreement and Option Grant Notice under the 2017 Equity Incentive Plan	S-1/A	333-217603	10.4	May 19, 2017

10.6(#)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Restricted Terms and Conditions under the 2017 Equity Incentive Plan	S-1/A	333-217603	10.5	May 19, 2017

10.7(#)	ShotSpotter, Inc. 2017 Employee Stock Purchase Plan	S-1/A	333-217603	10.6	May 19, 2017

10.8(#)	Form of Restricted Stock Unit Grant Notice for Directors	10-Q	001-38107	10.6	August 14, 2017

10.9(#)	Form of Indemnification Agreement by and between ShotSpotter, Inc.	S-1	333-217603	10.7	May 2, 2017

10.10(#)	Offer Letter between ShotSpotter, Inc. and Ralph A. Clark, dated March 13, 2017	S-1	333-217603	10.8	May 2, 2017

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
10.11(#)	Offer Letter between ShotSpotter, Inc. and Alan R. Stewart, dated March 13, 2017	S-1	333-217603	10.9	May 2, 2017

10.12(#)	Offer Letter between ShotSpotter, Inc. and Joseph O. Hawkins, dated March 13, 2017	S-1	333-217603	10.10	May 2, 2017

10.13(#)	Offer Letter between ShotSpotter, Inc. and Paul S. Ames, dated March 13, 2017	S-1	333-217603	10.11	May 2, 2017

10.14(#)	Offer Letter between ShotSpotter, Inc. and Gary T. Bunyard, dated March 13, 2017	S-1	333-217603	10.12	May 2, 2017

10.15(#)	Offer Letter between ShotSpotter, Inc. and Sam Klepper, dated March 2, 2018	10-Q	333-217603	10.1	May 10, 2018

10.16(#)	Offer Letter between ShotSpotter, Inc. and Nasim Golzadeh, dated February 20, 2019	10-K	333-217603	10.16	March 4, 2019

10.17	Lease Agreement between BMR-Pacific Research Center LP and ShotSpotter, Inc., dated August 14, 2012	S-1	333-217603	10.14	May 2, 2017

10.18	First Amendment to Lease Agreement between BMR-Pacific Research Center LP and ShotSpotter, Inc., dated September 3, 2014	S-1	333-217603	10.15	May 2, 2017

10.19	Second Amendment to Lease Agreement between BMR-Pacific Research Center LP and ShotSpotter, Inc., dated December 15, 2016	S-1	333-217603	10.16	May 2, 2017

10.20	Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated September 27, 2018	10-Q	001-38107	10.1	November 14, 2018

10.21	First Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated May 21, 2019	8-K	001-38107	10.1	May 24, 2019

10.22	Second Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated August 14, 2020	8-K	001-38107	10.1	August 19, 2020

21.1	List of Subsidiaries					X

23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm for ShotSpotter, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

#	Indicates management contract or compensatory plan.
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

SHOTSPOTTER, INC.

Date: March 29, 2021	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: March 29, 2021	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ralph A. Clark and Alan R. Stewart, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph A. Clark	President, Chief Executive Officer, and a Director (Principal Executive Officer)	March 29, 2021
Ralph A. Clark

/s/ Alan R. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2021
Alan R. Stewart

/s/ Pascal Levensohn	Director	March 29, 2021
Pascal Levensohn

/s/ Thomas T. Groos	Director	March 29, 2021
Thomas T. Groos

/s/ Merline Saintil	Director	March 29, 2021
Merline Saintil

/s/ Randall Hawks, Jr.	Director	March 29, 2021
Randall Hawks, Jr.

/s/ Marc Morial	Director	March 29, 2021
Marc Morial

/s/ William J. Bratton	Director	March 29, 2021
William J. Bratton