Form 10-Q
period 2021-03-31
SHOTSPOTTER, INC
filed 2021-05-12
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 11,675,721 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,940	$16,043
Accounts receivable and contract asset	16,806	12,921
Prepaid expenses and other current assets	1,954	2,172
Total current assets	29,700	31,136
Property and equipment, net	15,221	15,346
Operating lease right-of-use assets	753	882
Goodwill	2,816	2,811
Intangible assets, net	14,294	14,540
Other assets	1,659	1,605
Total assets	$64,443	$66,320
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,404	$1,192
Deferred revenue, short-term	24,672	24,174
Accrued expenses and other current liabilities	3,686	5,613
Total current liabilities	29,762	30,979
Deferred revenue, long-term	336	405
Other liabilities	574	631
Total liabilities	30,672	32,015

Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	$—	$—
Common stock: $0.005 par value; 500,000,000 shares authorized; 11,618,484 and 11,538,998 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	58	58
Additional paid-in capital	128,175	128,771
Accumulated deficit	(94,275)	(94,354)
Accumulated other comprehensive loss	(187)	(170)
Total stockholders' equity	33,771	34,305
Total liabilities and stockholders' equity	$64,443	$66,320

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$15,013	$10,458
Costs
Cost of revenues	6,300	4,342
Impairment of property and equipment	25	—
Total costs	6,325	4,342
Gross profit	8,688	6,116
Operating expenses
Sales and marketing	3,935	2,516
Research and development	1,713	1,352
General and administrative	2,871	2,271
Total operating expenses	8,519	6,139
Operating income (loss)	169	(23)
Other income (expense), net
Interest income, net	11	93
Other expense, net	(52)	(58)
Total other income (expense), net	(41)	35
Income before income taxes	128	12
Provision (benefit) for income taxes	49	(1)
Net income	$79	$13
Net income per share, basic	$0.01	$0.00
Net income per share, diluted	$0.01	$0.00
Weighted average shares used in computing net income per share, basic	11,584,605	11,337,491
Weighted average shares used in computing net income per share, diluted	11,898,362	11,715,426

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$79	$13
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net	(17)	(227)
Comprehensive income (loss)	$62	$(214)

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2021	11,538,998	$58	$128,771	$(94,354)	$(170)	$34,305
Exercise of stock options	60,600	—	213	—	—	213
Issuance of common stock in connection with exercise of warrants	50,716	—	8	—	—	8
Issuance of common stock from RSUs vested	24,332	—	—	—	—	—
Repurchase of common stock	(56,162)	—	(2,192)	—	—	(2,192)
Stock-based compensation	—	—	1,375	—	—	1,375
Other comprehensive loss	—	—	—	—	(17)	(17)
Net income	—	—	—	79	—	79
Balance at March 31, 2021	11,618,484	$58	$128,175	$(94,275)	$(187)	$33,771

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2020	11,314,150	$57	$122,907	$(95,579)	$(134)	$27,251
Exercise of stock options	17,543	—	57	—	—	57
Issuance of common stock in connection with exercise of warrants	46,939	—	—	—	—	—
Issuance of common stock from RSUs vested	20,297	—	—	—	—	—
Stock-based compensation	—	—	887	—	—	887
Other comprehensive loss	—	—	—	—	(227)	(227)
Net income	—	—	—	13	—	13
Balance at March 31, 2020	11,398,929	$57	$123,851	$(95,566)	$(361)	$27,981

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$79	$13
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,393	1,343
Amortization of intangible assets	259	24
Impairment of property and equipment	25	—
Stock-based compensation	1,375	887
Loss on disposal of property and equipment	—	2
Provision for accounts receivable	44	—
Changes in operating assets and liabilities:
Accounts receivable and contract asset	(3,929)	6,570
Prepaid expenses and other assets	134	310
Accounts payable	145	(562)
Accrued expenses and other current liabilities	(1,451)	(491)
Deferred revenue	430	(2,370)
Net cash (used in) provided by operating activities	(1,496)	5,726
Cash flows from investing activities:
Purchase of property and equipment	(1,233)	(1,117)
Investment in intangible and other assets	(13)	(24)
Proceeds from business acquisition purchase price adjustment	15	—
Net cash used in investing activities	(1,231)	(1,141)
Cash flows from financing activities:
Payment of contingent consideration liability	(403)	(347)
Proceeds from exercise of stock options	213	58
Repurchases of common stock	(2,192)	—
Proceeds from exercise of warrants	8	—
Net cash used in financing activities	(2,374)	(289)
Increase (decrease) in cash and cash equivalents	(5,101)	4,296
Effect of exchange rate on cash and cash equivalents	(2)	(169)
Cash and cash equivalents at beginning of year	16,043	24,550
Cash and cash equivalents at end of period	$10,940	$28,677

Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$590	$623

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. The Company’s flagship product, ShotSpotter Respond is the leading outdoor gunshot detection, location and alerting system trusted by 120 cities. ShotSpotter Connect creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. The Company’s case management solution, ShotSpotter Investigate, is a cloud-based investigative platform to help law enforcement agencies modernize every phase of an investigation and accelerate case work with easy-to-use software tools. The Company offers its solutions on a SaaS-based subscription model to its customers. ShotSpotter Labs is the Company’s effort to support innovative uses of its technology to help protect wildlife and the environment.

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

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”).

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2021 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates, including the valuation of accounts receivable, the lives and realization of tangible and intangible assets, contingent consideration liabilities, stock-based compensation expense, customer life, accounting for revenue recognition, contingent liabilities related to legal matters, and income taxes including deferred taxes and valuation allowance. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

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

Concentration of Accounts Receivable and Contract Asset – At March 31, 2021, two customers accounted for 35% and 29% of the Company’s total accounts receivable, respectively. At March 31, 2020, one customer accounted for 26% of the Company’s total accounts receivable.

Concentration of Revenues – For the three months ended March 31, 2021, two customers accounted for 34% and 13% of the Company’s total revenues, respectively. For the three months ended March 31, 2020, two customers accounted for 19% and 13% of the Company’s total revenues, respectively.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), simplifying the accounting for income taxes by removing certain exceptions to the general principles. The Company adopted this ASU as of January 1, 2021. The adoption of this ASU did not have any impact on the Company’s condensed consolidated financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected credit loss (“CECL”) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this ASU as of January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

Three Months Ended
March 31, 2021
Balance at the beginning of period	$24,578
New billings	15,432
Revenue recognized during the year from balance at the beginning of the year	(10,103)
Revenue recognized during the year from new billings	(4,898)
Foreign currency impact	(1)
Balance at end of period	$25,008

The following table presents remaining performance obligations for contractually committed revenues as of March 31, 2021 (in thousands):

Remainder of 2021	$34,403
2022	11,174
2023	4,985
Thereafter	2,560
Total	$53,122

The timing of revenue recognition includes estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of March 31, 2021 and amounts under contract that will be invoiced after March 31, 2021.

During the three months ended March 31, 2021, the Company recognized revenues of $14.8 million from customers in the United States, and $0.2 million from customers in the Bahamas and South Africa. During the three months ended March 31, 2020, the Company recognized revenues of $10.3 million from customers in the United States and $0.2 million from customers in South Africa and the Bahamas.

During the three months ended March 31, 2021, the Company recognized revenues of $13.3 million from monthly subscription, maintenance and support services, and $1.7 million from professional software development services. During the three months ended March 31, 2020, all recognized revenues were from subscription, maintenance and support services.

Note 4. Business Acquisition

LEEDS

On November 24, 2020, the Company completed the acquisition of 100% of the membership interests in LEEDS, LLC ("LEEDS") for a purchase consideration of $21.6 million in cash, subject to working capital adjustments, and $2.0 million in 63,901 units of ShotSpotter common stock. The purchase consideration also included a contingent earnout agreement. Up to $2.5 million in contingent earnout will be payable based on LEEDS' revenues generated during 2021. An additional amount up to $2.5 million contingent earnout will be payable based on LEEDS' revenues during 2022. The amounts will be determined and paid within approximately 90 days after the end of 2021 and 2022, respectively. The preliminary fair value of the contingent earnout is $0.2 million, resulting in a total estimated purchase consideration of $23.8 million. The acquisition will enable the Company to broaden its suite of precision policing solutions to offer its customers.

The following table summarizes the final purchase price allocation (in thousands):

Cash and cash equivalents	$7,044
Accounts receivable and contract asset, net	1,060
Property and equipment, net	161
Operating lease right-of-use asset	225
Goodwill	1,437
Customer relationship	14,410
Other asset	45
Accrued expenses and other current liabilities	(458)
Other liabilities	(98)
Total purchase consideration	$23,826

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

Acquisition-related expenses totaled $0.8 million, $0.2 million of which were included in general and administrative expense for the three months ended March 31, 2021. The remaining $0.6 million was expensed in 2020.

Note 5. Fair Value Measurements

In October 2018, upon the acquisition of certain technology, referred to as HunchLab, from Azavea, Inc., the Company recognized a contingent consideration liability classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly nor indirectly observable. In January 2020 and February 2021, based on the relevant revenues earned during the second and third year respectively, of the three-year contingent consideration period, the Company paid $0.3 million and $0.4 million respectively, to Azavea, Inc., resulting in a reduction of the contingent consideration liability.

In November 2020, using a Monte Carlo Simulation approach, the Company estimated the fair value of the contingent consideration at the acquisition date of LEEDS to be $0.2 million. There have been no changes in the assumptions or fair value of the contingent consideration liability at March 31, 2021.

The changes in the fair value of contingent consideration liability for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$573	$750
Payment of contingent consideration liability	(403)	(347)
Balance, end of period	$170	$403

Note 6. Goodwill

The changes in goodwill for the three months ended March 31, 2021 is as follows (in thousands):

Three Months Ended
March 31, 2021
Balance, December 31, 2020	$2,811
Measurement period adjustment	5
Balance, March 31, 2021	$2,816

Note 7. Intangible Assets, net

Intangible assets are as follows (in thousands):

	March 31, 2021
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(393)	$14,177
Patents	1,172	(1,054)	118
Total intangible assets, net	$15,742	$(1,447)	$14,294

	December 31, 2020
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(147)	$14,423
Patents	1,158	(1,041)	117
Total intangible assets, net	$15,728	$(1,188)	$14,540

Intangible amortization expense was $259,000 and $24,000 for the three months ended March 31, 2021 and 2020, respectively.

The following table presents future intangible asset amortization as of March 31, 2021 (in thousands):

Remainder of 2021	$791
2022	1,027
2023	1,005
2024	983
2025	978
Thereafter	9,510
Total	$14,294

Note 8. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable	$16,726	$12,459
Contract asset	197	536
Allowance for potential credit losses	(117)	(74)
	$16,806	$12,921

Prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid software and licenses	$672	$653
Prepaid insurance	236	561
Other prepaid expenses	196	135
Deferred commissions	760	715
Other	90	108
	$1,954	$2,172

Other assets (long-term) (in thousands):

	March 31,	December 31,
	2021	2020
Deferred commissions	$1,565	$1,465
Other	94	140
	$1,659	$1,605

Accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2021	2020
Personnel-related accruals	$2,761	$4,217
Royalties payable	21	55
Professional fees	224	92
Sales/ use tax payable	34	46
Contingent consideration liability	—	403
Operating lease liabilities	388	484
Other	258	316
	$3,686	$5,613

Other liabilities (long-term) (in thousands):

	March 31,	December 31,
	2021	2020
Operating lease liabilities	$404	$461
Other	170	170
	$574	$631

Note 9. Related Party Transactions

During the three months ended March 31, 2021 and 2020, the Company recognized $36,000 and $0.1 million, respectively, in revenues from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and one of the Company’s significant stockholders.

Note 10. Stock Repurchase Program

During the three months ended March 31, 2021, the Company repurchased 56,162 shares of its common stock at an average price of $39.02 per share for $2.2 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. At March 31, 2021, $4.5 million remained available for repurchase under the Company's stock repurchase program.

Note 11. Net Income per Share

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

The following table summarizes the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$79	$13
Denominator:
Weighted-average shares outstanding, basic	11,584,605	11,337,491
Dilutive effect of common stock equivalents	313,757	377,935
Weighted-average shares outstanding, diluted	11,898,362	11,715,426
Net income per share, basic	$0.01	$0.00
Net income per share, diluted	$0.01	$0.00
Anti-dilutive employee share-based awards, excluded	544,815	579,601

Note 12. Equity Incentive Plans

Stock options:

A summary of option activities under the 2005 Plan and 2017 Plan during the three months ended March 31, 2021 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2020	813,242	$24.58
Granted	65,132	$38.46
Exercised	(60,600)	$3.53
Canceled	(3,234)	$40.11
Outstanding as of March 31, 2021	814,540	$27.20

Restricted stock units:

A summary of restricted stock unit ("RSU") activities under the 2017 Plan during the three months ended March 31, 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per RSU
Nonvested at December 31, 2020	141,508	$29.67
Granted	64,408	$37.26
Vested	(24,332)	$22.21
Nonvested at March 31, 2021	181,584	$33.36

2017 Employee Stock Purchase Plan

There were no shares issued under the 2017 ESPP during the three months ended March 31, 2021 as there was no purchase date during this period.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$392	$217
Sales and marketing	371	256
Research and development	181	102
General and administrative	431	312
Total	$1,375	$887

Note 13. Commitments and Contingencies

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

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, in some cases, the restrictions were put back in place after having been lifted. The Company understands that the ongoing COVID-19 pandemic, associated travel restrictions and social distancing requirements may continue to have an adverse impact on its results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business and results of operations, including its revenues, earnings and cash flows from operations, may be adversely impacted for at least the balance of 2021.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and other financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, those discussed in the subsection titled “Impact of COVID-19 and Social Unrest on our Business” below, as well as the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Respond, is the leading outdoor gunshot detection, location and alerting system. Our patrol management software, ShotSpotter Connect, creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities and corporations, mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. ShotSpotter Investigate™, adds case management to our expanding suite of precision policing technology solutions and provides agencies with a cloud-based investigative digital case folder and analytical and collaboration tools to improve case closure rates. In 2019, we created a new technology innovation unit, ShotSpotter Labs, to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment.

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

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution is also sold on a subscription basis. We expect our ShotSpotter Investigate solutions will be as well. As of March 31, 2021, we had coverage areas under contract in 120 cities and 11 campuses/sites worldwide across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States.

As a result of the COVID-19 pandemic, work-from-home and travel ban policies designed to protect the health of employees, and related government-mandated restrictions, our ability to deploy customer solutions since mid-March 2020 has been adversely impacted. While this disruption is currently expected to be temporary, there is considerable uncertainty around the magnitude or duration.

While we intend to continue to devote resources to increase sales of our solutions, we expect that revenues from our ShotSpotter Respond solution will continue to comprise a substantial majority of our revenues for the foreseeable future. ShotSpotter Labs projects are generally conducted in coordination with a sponsoring charitable organization. These projects may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, ShotSpotter Labs projects will normally produce gross margins significantly lower than our ShotSpotter Respond solutions. Additionally, in early 2020, we added new pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

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

We generated revenues of $15.0 million and $10.5 million for the three months ended March 31, 2021 and 2020, respectively, a year-over-year increase of 44%. Revenues from ShotSpotter Respond during the three months ended March 31, 2021 and 2020, represented approximately 75% and 97% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 34% and 13%, respectively, of our total revenues for the three months ended March 31, 2021, and 13% and 19%, respectively, of our total revenues for the three months ended March 31, 2020.

For the three months ended March 31, 2021 and 2020, revenues generated within the United States accounted for $14.8 million and $10.3 million, or 99% and 98%, respectively, of total revenues. For the three months ended March 31, 2021 and 2020, revenues derived from our customers located outside the United States accounted for $0.2 million, for both periods, and 1% and 2%, respectively, of total revenues.

We had net income of $0.08 million and $0.01 million for the three months ended March 31, 2021 and 2020, respectively. Our accumulated deficit was $94.3 million and $94.4 million at March 31, 2021 and December 31, 2020, respectively.

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. The challenges we are facing in this regard as a result of the COVID-19 pandemic are summarized in the section below entitled “Impact of COVID-19 and Social Unrest on our Business.” Other challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming and the fact that our typical sales cycle is often very long, difficult to estimate accurately and can be costly. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales in order to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

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

Consistent with this strategy, we acquired LEEDS, LLC ("LEEDS") in November 2020 to expand our suite of solutions with ShotSpotter Investigate. ShotSpotter Investigate is our case management solution that helps automate investigative work and improve case clearance rates – addressing an inefficiency problem for many agencies that have had to rely on multiple disparate systems to work cases. Using the software, investigators benefit from a single digital case folder that includes all elements related to a case. Analytical and collaboration tools help investigators connect the dots and share information faster while reporting helps package cases for command staff and prosecutors. When ShotSpotter Investigate is launched, we will offer a more complete precision policing platform to enable intelligence-driven prevention, response to, and investigation of crime for local, state and federal agencies.

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

Net New “Go-Live” Cities

Net new “go-live” cities represent the number of cities covered by deployments of our gunshot detection solutions that were formally approved by customers during the year, both from initial and expanded customer deployments, net of cities that ceased to be “live” during the year due to customer cancellations. New cities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities as a key business metric to measure our operational performance and market penetration.

	For the Three Months Ended March 31,
	2021	2020
Net new "go-live" cities	6	(1)

Impact of COVID-19 and Social Unrest on our Business

The COVID-19 pandemic resulted in a substantial curtailment of business activities worldwide and caused ongoing economic uncertainty, both in the United States and many countries abroad. In connection with efforts to contain the spread of COVID-19, many companies and state, local and foreign governments imposed restrictions, including shelter-in-place orders and travel bans that were in effect for most or all of 2020 and during the first quarter of 2021. While some of these companies and jurisdictions have relaxed or ended such restrictions, some restrictions remain and others may be put back in place after having been lifted. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, may continue to be adversely impacted in 2021.

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

With the acquisition of LEEDS, we also generate revenues through the sale of our ShotSpotter Investigate product from the sale of (i) a software license and related maintenance and support services to its proprietary software technology and (ii) professional software development services to a single customer, through a sales channel intermediary. The sales channel intermediary contract includes an annual, renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders.

It is likely that international deployments may have different payment and billing terms due to their local laws, restrictions or other customary terms and conditions.

ShotSpotter Labs projects may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis.

We anticipate that, due to the ongoing COVID-19 pandemic, our customers may be facing budget shortfalls due to the increased expenditures our customers have had to endure to address the pandemic, as well as the anticipated significant tax revenue declines resulting from the economic impact that the pandemic has generated in 2020 and the first three months of 2021, the duration of which is unknown.

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

Impairment of property and equipment is primarily attributable to our write-off of the remaining book value of sensor networks related to customers lost during the three months ended March 31, 2021.

We will have to upgrade our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. Originally, we had expected to start incurring these upgrade costs in 2021 through 2022. We accelerated these plans and began to replace sensors in certain geographic areas starting in the second half of 2020 in order to optimize personnel utilization as deployments were limited as a result of pandemic-related restrictions. Accelerated bandwidth changes by our carriers may require us to continue to accelerate the upgrade of our 3G sensors prior to 2022, which would accelerate the costs associated with the upgrade, which are estimated to be approximately $5.0 million in total. We may re-use and re-deploy the old 3G sensors that have a remaining serviceable life where it makes sense to do so. As we upgrade our sensors, cost of revenues may increase as a percentage of revenues.

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

We are focused on executing on our growth strategy. As a result, in the near term we expect our total operating expenses to increase in absolute dollars as we incur additional expenses due to growth. Although our operating expenses will fluctuate, we expect that over time, as a whole, they will generally decrease as a percentage of revenues.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing expenses for trade shows and lead generation programs, consulting fees, travel and facility-related costs and allocated overhead.

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

In the near term, we expect our general and administrative expenses to increase in absolute dollars as we grow our business, support our operations as a public company and increase our headcount.

Other Income (Expense), Net

Other income (expense), net, consisted primarily of interest income and local and franchise tax expenses.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable.

We continually monitor all positive and negative evidence regarding the realization of our deferred tax assets and may record assets when it becomes more likely than not, that they will be realized, which may impact the expense or benefit from income taxes.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
		As a % of		As a % of	Change
	2021	Revenues	2020	Revenues	$	%
Revenues	$15,013	100%	$10,458	100%	$4,555	44%
Costs
Cost of revenues	6,300	42%	4,342	42%	1,958	45%
Impairment of property and equipment	25	—	—	—	25	—
Total costs	6,325	42%	4,342	42%	1,983	46%
Gross profit	8,688	58%	6,116	58%	2,572	42%
Operating expenses:
Sales and marketing	3,935	27%	2,516	24%	1,419	56%
Research and development	1,713	11%	1,352	13%	361	27%
General and administrative	2,871	19%	2,271	22%	600	26%
Total operating expenses	8,519	57%	6,139	59%	2,380	39%
Operating income	169	1%	(23)	—	192	(835%)
Other income (expense), net	(41)	—	35	—	(76)	(217%)
Provision (benefit) for income taxes	49	—	(1)	—	50	(5,000%)
Net income	$79	1%	$13	—	$66	508%

Revenues

The increase of $4.5 million was primarily attributable to new customers, expansions of existing customer coverage areas and renewals in the first quarter that were delayed from the prior quarter, as well as LEED's revenue contribution, partially offset by a normal rate of customer attrition. We went live in six new Respond cities and five Respond expansions.

Costs

The increase of $2.0 million was due primarily driven by a $1.9 million increase in overall personnel-related costs, a $0.1 million increase in depreciation expense and a $0.1 million increase in third-party labor. These increases are partially offset by a $0.1 million decrease in costs related to ShotSpotter Labs projects, for which revenues and costs vary from quarter to quarter depending on the phase of the projects.

Operating Expenses

Sales and Marketing Expense

The increase in sales and marketing expense of $1.4 million was primarily due to a $0.6 million increase in personnel costs, and $0.9 million increase in other costs including commissions expense and amortization of the customer relationship intangible asset related to LEEDS, partially offset by $0.1 million decrease in travel costs due to limited travel during the COVID-19 pandemic.

Research and Development Expense

The increase in research and development expense of $0.4 million was primarily due to an increase in personnel and LEEDS related expenses offset by a reduction in outside consulting fees.

General and Administrative Expense

The increase of $0.6 million was due primarily to a $0.2 million increase in personnel costs, $0.2 million increase in acquisition related expenses and $0.2 million increase in legal and professional fees.

Other Income, Net

The decrease of $0.08 million was due primarily to a decrease in interest income as the interest rates have significantly decreased over the last year.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended March 31, 2021 and 2020, as a result of net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $10.9 million as of March 31, 2021. In August 2020, we entered into an amendment to our credit facility to increase the size of our available loan facility from $10.0 million to $20.0 million. As of March 31, 2021, no amounts were outstanding.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee debt or equity financing will be available to the Company.

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

During the three months ended March 31, 2021, the Company repurchased 56,162 shares of its common stock at an average price of $39.02 per share for $2.2 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. At March 31, 2021, $4.5 million remained available for repurchase under the Company's stock repurchase program.

Cash Flows

Comparison of Three Months Ended March 31, 2021 and 2020

The following table presents a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,496)	$5,726
Investing activities	(1,231)	(1,141)
Financing activities	(2,374)	(289)
Net change in cash and cash equivalents	$(5,101)	$4,296

Operating Activities

Our net income and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by operating activities decreased $7.2 million from the three months ended March 31, 2020 to the three months ended March 31, 2021, primarily due to a $3.9 million decrease in cash collected from customers and a $2.6 million increase in personnel cost, which includes new personnel costs related to the LEEDS acquisition.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $1.2 million and $1.1 million in the three months ended March 31, 2021 and 2020, respectively, primarily for property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan, offset by payment for repurchases of our common stock, payment of indebtedness, and debt issuance and financing costs.

Financing activities used $2.4 million in cash during the three months ended March 31, 2021. This was primarily driven by $2.2 million in payments for repurchases of our common stock and $0.4 million in payments for HunchLab’s contingent consideration, offset by $0.2 million in proceeds from the exercise of options and warrants.

Financing activities used $0.3 million in cash during the three months ended March 31, 2020. This was primarily driven by $0.3 million in payments for HunchLab’s contingent consideration.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For the significant or material changes in our critical accounting policies during the three months ended March 31, 2021, see Note 2, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the three months ended March 31, 2021, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13-a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In November 2020, we completed the acquisition of LEEDS, LLC ("LEEDS"). We are in the process of integrating internal controls at LEEDS into our control structure. We consider the ongoing integration of LEEDS to represent a material change in our internal control over financial reporting. With the exception of these changes, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, before deciding whether to purchase shares of our common stock. If any of the following risks is realized, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the SEC.

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

We only reached our first full year of net income in 2019; prior to that, we posted a net loss in each year since inception. As of March 31, 2021 we had an accumulated deficit of $94.3 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•
sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•
research and development related to our solutions, including investments in our engineering and technical teams;
•
acquisition of complementary technologies or businesses, such as our acquisition of HunchLab technology in October 2018 and our acquisition of LEEDS, LLC ("LEEDS") in November 2020;
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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we increased to $20.0 million in August 2020 and which we intend to use for general working capital purposes. As of March 31,2021, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

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

We acquired LEEDS in November 2020 in order to enhance our precision policing platform. We will continue to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our platform and applications, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

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

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with the acquisition of and integration of LEEDS or any future acquisitions. To the extent that we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

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

As of March 31, 2021, we had federal net operating loss carryforwards (“NOLs”) of approximately $80.4 million, of which $75.5 million will begin to expire in 2026, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of December 31, 2020, we also had state NOLs of approximately $51.1 million, which will expire, if not utilized, between 2021 through 2039. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as a 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of March 31, 2021 we had 34 issued patents directed to our technologies, 32 are granted in the United States, as well as one granted patent in Israel and one granted patent in Mexico. The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

In May 2019, our board of directors adopted a stock repurchase program for up to $15 million of our common stock, of which $10.5 million had been utilized as of March 31, 2021 leaving $4.5 million remaining. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

In January 2021, we issued 50,716 shares of our common stock to the holder of our outstanding warrants upon that holder’s exercises pursuant to a cashless exercise provision. The warrants had an exercise price of $0.17 per share. The Company issued the shares of common stock upon such exercise in reliance on Section 4(a)(2) of the Securities Act.

(b) None.

(c) Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2021- January 31, 2021	—	—	—	$6,668
February 1, 2021- February 28, 2021	—	—	—	$6,668
March 1, 2021- March 31, 2021	56,162	$39.02	56,162	$4,482
Total	56,162		56,162

(1)

All repurchases were made as part of our publicly announced stock repurchase program. In May 2019, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $15 million of our common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 10, Stock Repurchase Program, of the accompanying notes to the condensed consolidated financial statements.

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

SHOTSPOTTER, INC.

Date: May 12, 2021	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: May 12, 2021	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer