Form 10-Q
period 2021-06-30
SHOTSPOTTER, INC
filed 2021-08-12
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 11,678,163 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,567	$16,043
Accounts receivable and contract asset	7,353	12,921
Prepaid expenses and other current assets	3,272	2,172
Total current assets	26,192	31,136
Property and equipment, net	16,063	15,346
Operating lease right-of-use assets	623	882
Goodwill	2,816	2,811
Intangible assets, net	14,051	14,540
Other assets	1,696	1,605
Total assets	$61,441	$66,320
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,214	$1,192
Deferred revenue, short-term	19,231	24,174
Accrued expenses and other current liabilities	4,533	5,613
Total current liabilities	24,978	30,979
Deferred revenue, long-term	560	405
Other liabilities	515	631
Total liabilities	26,053	32,015

Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 11,678,163 and 11,538,998 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	58	58
Additional paid-in capital	130,004	128,771
Accumulated deficit	(94,525)	(94,354)
Accumulated other comprehensive loss	(149)	(170)
Total stockholders' equity	35,388	34,305
Total liabilities and stockholders' equity	$61,441	$66,320

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$14,624	$11,277	$29,637	$21,735
Costs
Cost of revenues	6,317	4,353	12,617	8,695
Impairment of property and equipment	—	—	25	—
Total costs	6,317	4,353	12,642	8,695
Gross profit	8,307	6,924	16,995	13,040
Operating expenses
Sales and marketing	3,928	2,321	7,863	4,837
Research and development	1,740	1,377	3,453	2,729
General and administrative	2,812	2,316	5,683	4,587
Total operating expenses	8,480	6,014	16,999	12,153
Operating (loss) income	(173)	910	(4)	887
Other income (expense), net
Interest income, net	9	5	20	98
Other expense, net	(86)	(57)	(138)	(115)
Total other income (expense), net	(77)	(52)	(118)	(17)
(Loss) income before income taxes	(250)	858	(122)	870
Provision (benefit) for income taxes	—	(8)	49	(9)
Net (loss) income	$(250)	$866	$(171)	$879
Net (loss) income per share, basic	$(0.02)	$0.08	$(0.01)	$0.08
Net (loss) income per share, diluted	$(0.02)	$0.07	$(0.01)	$0.08
Weighted average shares used in computing net (loss) income per share, basic	11,627,546	11,390,580	11,606,194	11,364,035
Weighted average shares used in computing net (loss) income per share, diluted	11,627,546	11,727,654	11,606,194	11,717,937

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss) income	$(250)	$866	$(171)	$879
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net	38	24	21	(203)
Comprehensive (loss) income	$(212)	$890	$(150)	$676

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2021	11,538,998	$58	$128,771	$(94,354)	$(170)	$34,305
Exercise of stock options	60,600	—	213	—	—	213
Issuance of common stock in connection with exercise of warrants	50,716	—	8	—	—	8
Issuance of common stock from RSUs vested	24,332	—	—	—	—	—
Repurchase of common stock	(56,162)	—	(2,192)	—	—	(2,192)
Stock-based compensation	—	—	1,375	—	—	1,375
Other comprehensive loss	—	—	—	—	(17)	(17)
Net income	—	—	—	79	—	79
Balance at March 31, 2021	11,618,484	$58	$128,175	$(94,275)	$(187)	$33,771
Exercise of stock options	16,432	—	364	—	—	364
Issuance of common stock from RSUs vested	37,538	—	—	—	—	—
Issuance of common stock from ESPP purchase	18,294	—	462	—	—	462
Repurchase of common stock	(12,585)	—	(491)	—	—	(491)
Stock-based compensation	—	—	1,494	—	—	1,494
Other comprehensive loss	—	—	—	—	38	38
Net loss	—	—	—	(250)	—	(250)
Balance at June 30, 2021	11,678,163	$58	$130,004	$(94,525)	$(149)	$35,388

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2020	11,314,150	$57	$122,907	$(95,579)	$(134)	$27,251
Exercise of stock options	17,543	—	57	—	—	57
Issuance of common stock in connection with exercise of warrants	46,939	—	—	—	—	—
Issuance of common stock from RSUs vested	20,297	—	—	—	—	—
Stock-based compensation	—	—	887	—	—	887
Other comprehensive loss	—	—	—	—	(227)	(227)
Net income	—	—	—	13	—	13
Balance at March 31, 2020	11,398,929	$57	$123,851	$(95,566)	$(361)	$27,981
Exercise of stock options	26,562	—	41	—	—	41
Issuance of common stock from RSUs vested	22,754	—	—	—	—	—
Issuance of common stock from ESPP purchase	21,431	—	408	—	—	408
Repurchase of common stock	(74,520)	—	(1,615)	—	—	(1,615)
Stock-based compensation	—	—	1,163	—	—	1,163
Other comprehensive income	—	—	—	—	24	24
Net income	—	—	—	866	—	866
Balance at June 30, 2020	11,395,156	$57	$123,848	$(94,700)	$(337)	$28,868

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(171)	$879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,810	2,664
Amortization of intangible assets	518	48
Impairment of property and equipment	25	—
Stock-based compensation	2,869	2,050
Loss on disposal of property and equipment	—	2
Provision for accounts receivable	(40)	49
Changes in operating assets and liabilities:
Accounts receivable and contract asset	5,609	5,995
Prepaid expenses and other assets	(1,241)	(648)
Accounts payable	47	(405)
Accrued expenses and other current liabilities	(502)	(771)
Deferred revenue	(4,788)	(4,650)
Net cash provided by operating activities	5,136	5,213
Cash flows from investing activities:
Purchase of property and equipment	(3,573)	(2,300)
Investment in intangible and other assets	(32)	(34)
Business acquisition purchase price adjustment	15	—
Net cash used in investing activities	(3,590)	(2,334)
Cash flows from financing activities:
Payment of contingent consideration liability	(403)	(347)
Proceeds from exercise of stock options	577	98
Repurchases of common stock	(2,683)	(1,615)
Proceeds from exercise of warrants	8	—
Proceeds from employee stock purchase plan	462	408
Net cash used in financing activities	(2,039)	(1,456)
(Decrease) increase in cash and cash equivalents	(493)	1,423
Effect of exchange rate on cash and cash equivalents	17	(149)
Cash and cash equivalents at beginning of year	16,043	24,550
Cash and cash equivalents at end of period	$15,567	$25,824

Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$498	$415

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. The Company’s flagship product, ShotSpotter Respond is the leading outdoor gunshot detection, location and alerting system trusted by 120 cities. ShotSpotter Connect creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. The Company’s case management solution, ShotSpotter Investigate, is a cloud-based investigative platform to help law enforcement agencies modernize every phase of an investigation and accelerate case work with easy-to-use software tools. The Company offers its solutions on a Software as a Service, ("SaaS"), subscription model to its customers. ShotSpotter Labs is the Company’s effort to support innovative uses of its technology to help protect wildlife and the environment.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates, including the valuation of accounts receivable, the lives and realization of tangible and intangible assets, contingent consideration liabilities, stock-based compensation expense, customer life, accounting for revenue recognition, contingent liabilities related to legal matters, and income taxes including deferred taxes and any related valuation allowance. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its cash deposits at one domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents.

Concentration of Accounts Receivable and Contract Asset – At June 30, 2021, two customers accounted for 31% and 13% of the Company’s total accounts receivable, respectively. At December 31, 2020, three customers accounted for 37%, 27% and 11%, respectively, of the Company’s total accounts receivable.

Concentration of Revenues – For the three months ended June 30, 2021, two customers accounted for 30% and 14% of the Company’s total revenues, respectively. For the three months ended June 30, 2020, two customers accounted for 19% and 12% of the Company’s total revenues, respectively. For the six months ended June 30, 2021, two customers accounted for 32% and 14% of the Company’s total revenues, respectively. For the six months ended June 30, 2020, two customers accounted for 19% and 13% of the Company’s total revenues, respectively.

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

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at the beginning of period	$25,008	$24,588	$24,579	$26,958
New billings	9,179	8,942	24,824	17,002
Revenue recognized during the period from balance at the beginning of the period	(10,932)	(1,540)	(18,642)	(3,865)
Revenue recognized during the period from new billings	(3,466)	(9,682)	(10,970)	(17,787)
Foreign currency impact	2	—	—	—
Balance at end of period	$19,791	$22,308	$19,791	$22,308

The following table presents remaining performance obligations for contractually committed revenues as of June 30, 2021 (in thousands):

Remainder of 2021	$24,718
2022	12,476
2023	8,063
Thereafter	8,285
Total	$53,542

The timing of revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of June 30, 2021 and amounts under contract that will be invoiced after June 30, 2021.

During the three months ended June 30, 2021, the Company recognized revenues of $14.4 million from customers in the United States, and $0.2 million from customers in the Bahamas and South Africa. During the six months ended June 30, 2021, the Company recognized revenues of $29.3 million from customers in the United States, and $0.3 million from a customer in the Bahamas and South Africa.

During the three months ended June 30, 2020, the Company recognized revenues of $11.1 million from customers in the United States, and $0.2 million from a customer in the Bahamas. During the six months ended June 30, 2020, the Company recognized revenues of $21.4 million from customers in the United States, and $0.3 million from a customer in the Bahamas.

During the three months ended June 30, 2021, the Company recognized revenues of $13.6 million from monthly subscription, maintenance and support services, and $1.0 million from professional software development services. During the six months ended June 30, 2021, the Company recognized revenues of $26.9 million from monthly subscription, maintenance and support services, and $2.7 million from professional software development services.

During the three and six months ended June 30, 2020, all recognized revenues were from subscription, maintenance and support services.

Note 4. Business Acquisition

LEEDS

During the fourth quarter of 2020, the Company acquired all the membership interests in LEEDS, LLC ("LEEDS"), a New Jersey based technology company. The purchase consideration included cash consideration of $21.6 million and $2.0 million in ShotSpotter common stock. The purchase consideration also included a contingent earnout payable based on LEEDS’ revenues generated during 2021 and 2022. The fair value of the contingent earnout was $0.2 million, resulting in a total purchase consideration of $23.8 million. The Company recorded $8.0 million of net tangible assets, $14.4 million of identifiable intangible assets and $1.4 million of goodwill.

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

In November 2020, using a Monte Carlo Simulation approach, the Company estimated the fair value of the contingent consideration at the acquisition date of LEEDS to be $0.2 million. There have been no changes in the assumptions or fair value of the contingent consideration liability at June 30, 2021.

The changes in the fair value of contingent consideration liability for the six months ended June 30, 2021 and 2020 are as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$573	$750
Payment of contingent consideration liability	(403)	(347)
Balance, end of period	$170	$403

Note 6. Goodwill

The change in goodwill are as follows (in thousands):

	June 30, 2021	December 31, 2020
Balance at the beginning of the period	$2,811	$1,379
Goodwill recorded on acquisition of LEEDS	—	1,432
Measurement period adjustment	5	—
Balance at the end of the period	$2,816	$2,811

Note 7. Intangible Assets, net

Intangible assets consist of the following (in thousands):

	June 30, 2021
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(639)	$13,931
Patents	1,187	(1,067)	120
Total intangible assets, net	$15,757	$(1,706)	$14,051

	December 31, 2020
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(147)	$14,423
Patents	1,158	(1,041)	117
Total intangible assets, net	$15,728	$(1,188)	$14,540

Intangible amortization expense was approximately $259,000 and $518,000 for the three and six months ended June 30, 2021, respectively. Intangible amortization expense was approximately $24,000 and $48,000 for the three and six months ended June 30, 2020, respectively.

The following table presents future intangible asset amortization as of June 30, 2021 (in thousands):

Remainder of 2021	$525
2022	1,032
2023	1,010
2024	996
2025	978
Thereafter	9,510
Total	$14,051

Note 8. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets (in thousands):

	June 30,	December 31,
	2021	2020
Accounts receivable	$7,020	$12,459
Contract asset	367	536
Allowance for potential credit losses	(34)	(74)
	$7,353	$12,921

Prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid software and licenses	$681	$653
Prepaid insurance	1,345	561
Other prepaid expenses	295	135
Deferred commissions	779	715
Other	172	108
	$3,272	$2,172

Other assets (long-term) (in thousands):

	June 30,	December 31,
	2021	2020
Deferred commissions	$1,598	$1,465
Other	98	140
	$1,696	$1,605

Accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2021	2020
Personnel-related accruals	$3,453	$4,217
Royalties payable	33	55
Professional fees	383	92
Sales/ use tax payable	48	46
Contingent consideration liability	—	403
Operating lease liabilities	302	484
Other	314	316
	$4,533	$5,613

Other liabilities (long-term) (in thousands):

	June 30,	December 31,
	2021	2020
Operating lease liabilities	$345	$461
Contingent consideration liability	170	170
	$515	$631

Note 9. Related Party Transactions

During the three and six months ended June 30, 2021, the Company recognized approximately $27,000 and $63,000, respectively, in revenues from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and from one of the Company’s significant stockholders. During the three and six months ended June 30, 2020, the Company recognized approximately $49,000 and $0.1 million, respectively, in revenues from those ShotSpotter Labs projects.

Note 10. Stock Repurchase Program

During the six months ended June 30, 2021, the Company repurchased 68,747 shares of its common stock at an average price of $39.00 per share for $2.7 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. At June 30, 2021, $4.0 million remained available for repurchase under the Company's stock repurchase program.

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

The following table summarizes the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(250)	$866	$(171)	$879
Denominator:
Weighted-average shares outstanding, basic	11,627,546	11,390,580	11,606,194	11,364,035
Dilutive effect of common stock equivalents	—	337,074	—	353,902
Weighted-average shares outstanding, diluted	11,627,546	11,727,654	11,606,194	11,717,937
Net (loss) income per share, basic	$(0.02)	$0.08	$(0.01)	$0.08
Net (loss) income per share, diluted	$(0.02)	$0.07	$(0.01)	$0.08
Anti-dilutive employee share-based awards, excluded	517,318	594,060	570,419	594,060

Note 12. Equity Incentive Plans

Stock options:

A summary of option activities under the 2005 Plan and 2017 Plan during the six months ended June 30, 2021 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2020	813,242	$24.58
Granted	75,497	$37.45
Exercised	(77,032)	$7.07
Canceled	(22,079)	$31.50
Outstanding as of June 30, 2021	789,628	$27.33

Restricted stock units:

A summary of restricted stock unit ("RSU") activities under the 2017 Plan during the six months ended June 30, 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per RSU
Nonvested at December 31, 2020	141,508	$29.67
Granted	80,556	$37.73
Vested	(61,870)	$26.59
Canceled	(13,780)	$33.53
Nonvested at June 30, 2021	146,414	$35.04

2017 Employee Stock Purchase Plan

There were 18,294 shares issued under the 2017 Employee Stock Purchase Plan ("2017 ESPP") during the six months ended June 30, 2021. The number of shares available for grant under the 2017 ESPP was 411,227 as of June 30, 2021.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$415	$279	$807	$496
Sales and marketing	412	325	783	581
Research and development	181	154	362	256
General and administrative	486	405	917	717
Total	$1,494	$1,163	$2,869	$2,050

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

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution is also sold on a subscription basis. As of June 30, 2021, we had coverage areas under contract in 122 cities and 12 campuses/sites worldwide across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States.

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

We acquired LEEDS, LLC (“LEEDS”) in November 2020 to expand our suite of solutions with ShotSpotter Investigate. ShotSpotter Investigate is our case management solution that helps automate investigative work and improve case clearance rates – addressing an inefficiency problem for many agencies that have had to rely on multiple disparate systems to work cases. Using the software, investigators benefit from a single digital case folder that includes all elements related to a case. Analytical and collaboration tools help investigators connect the dots and share information faster while reporting helps package cases for command staff and prosecutors. With the launch of ShotSpotter Investigate in the second quarter of fiscal 2021, we now offer a more complete precision policing platform to enable intelligence-driven prevention, response to, and investigation of crime for local, state and federal agencies.

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

We rely on a limited number of suppliers and contract manufacturers to produce components of our solutions. We have no long-term contracts with these manufacturers and purchase from them on a purchase-order basis. Our outsourced manufacturers generally procure the components directly from third-party suppliers. Although we use a limited number of suppliers and contract manufacturers, we believe that we could find alternate suppliers or manufacturers if circumstances required us to do so, in part because a significant portion of the components required by our solutions is available off the shelf. For a discussion of the risks associated with our limited number of suppliers, see risks entitled “We rely on a limited number of suppliers and contract manufacturers, and our proprietary ShotSpotter sensors are manufactured by a single contract manufacturer” and “Impact of COVID-19 and Social Unrest on our Business” in Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

We generated revenues of $14.6 million and $11.3 million for the three months ended June 30, 2021 and 2020, respectively, a year-over-year increase of 30%. Revenues from ShotSpotter Respond during the three months ended June 30, 2021 and 2020, represented approximately 79% and 96% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 30% and 14%, respectively, of our total revenues for the three months ended June 30, 2021, and 12% and 19%, respectively, of our total revenues for the three months ended June 30, 2020.

We generated revenues of $29.6 million and $21.7 million for the six months ended June 30, 2021 and 2020, respectively, a year-over-year increase of 36%. Revenues from ShotSpotter Respond during the six months ended June 30, 2021 and 2020, represented approximately 77% and 96% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 32% and 14%, respectively, of our total revenues for the six months ended June 30, 2021, and 13% and 19%, respectively, of our total revenues for the six months ended June 30, 2020.

For the three months ended June 30, 2021 and 2020, revenues generated within the United States accounted for $14.4 million and $11.1 million, or 99%, of total revenues for both periods. For the three months ended June 30, 2021 and 2020, revenues derived from our customers located outside the United States accounted for $0.2 million and $0.2 million, respectively, of total revenues.

For the six months ended June 30, 2021 and 2020, revenues generated within the United States accounted for $29.3 million and $21.4 million, or 99%, of total revenues for both periods. For the six months ended June 30, 2021 and 2020, revenues derived from our customers located outside the United States accounted for $0.4 million and $0.3 million, respectively, of total revenues.

We had net (loss) income of $(0.03) million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and net (loss) income of $(0.02) million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. Our accumulated deficit was $94.5 million and $94.4 million at June 30, 2021 and December 31, 2020, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net new "go-live" cities	2	6	8	5

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

We may be adversely affected by increasing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” and such unrest may be exacerbated by inaccurate information or negative publicity regarding our solutions. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the perceived problems, which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

In addition, the global supply chain for semiconductor chips, including the type of chips used in the sensors integrated into our gunshot detection solutions, has been disrupted by events related to the COVID-19 pandemic, including business shutdowns and increased demand. As a result, we are experiencing delays in the delivery of sensors needed for new deployments and updates or repairs of existing assets. While we believe these delays are temporary and we are able to take some steps to mitigate the impact of these delays, we may not be able to deploy, update or repair our gunshot detection solutions as expected. If we are unable to deliver our solutions or update or repair existing assets, our revenues may not grow as expected and our business may be adversely impacted.

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

For ShotSpotter Respond, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter. For our ShotSpotter Respond solution, our pricing model is based on a per-square-mile basis. For ShotSpotter SecureCampus, ShotSpotter SiteSecure and ShotSpotter Investigate, our pricing model is on a customized-site basis. For our ShotSpotter Connect solution, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. We may also offer discounts or other incentives in conjunction with ShotSpotter Connect sales in an effort to introduce the product and accelerate sales. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

With the acquisition of LEEDS, we also generate revenues through the sale of (i) a software license and related maintenance and support services to our proprietary software technology and (ii) professional software development services to a single customer, through a sales channel intermediary. The sales channel intermediary contract includes an annual, renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders.

It is likely that international deployments may have different payment and billing terms due to their local laws, restrictions or other customary terms and conditions.

ShotSpotter Labs projects may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis.

We anticipate that, due to the ongoing COVID-19 pandemic, our customers may be facing budget shortfalls due to the increased expenditures our customers have had to endure to address the pandemic, as well as the anticipated significant tax revenue declines resulting from the economic impact that the pandemic has generated in 2020 and the first six months of 2021, the duration of which is unknown.

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

Impairment of property and equipment is primarily attributable to our write-off of the remaining book value of sensor networks related to customers lost during the six months ended June 30, 2021.

We are upgrading our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. Originally, we had expected to start incurring these upgrade costs in 2021 through 2022. We accelerated these plans and began to replace sensors in certain geographic areas starting in the second half of 2020 in order to optimize personnel utilization as deployments were limited as a result of pandemic-related restrictions. Accelerated bandwidth changes by our carriers may require us to continue to accelerate the upgrade of our 3G sensors prior to 2022, which would accelerate the costs associated with the upgrade, which are estimated to be approximately $5.0 million in total. Current delays in the supply chain for semiconductor chips are impacting the timely delivery to us of the sensors required to make these upgrades and could increase the cost to us of such upgrades. We may re-use and re-deploy the old 3G sensors that have a remaining serviceable life where it makes sense to do so. As we upgrade our sensors, cost of revenues may increase as a percentage of revenues.

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

Income Taxes

Our income taxes are based on the amount of our income before tax and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, as applicable.

We continually monitor all positive and negative evidence regarding the realization of our deferred tax assets and may record assets when it becomes more likely than not that they will be realized, which may impact the expense or benefit from income taxes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not able to be realized. Based upon our assessment of all available evidence, including the previous three years of income before tax after permanent items, estimates of future profitability, and our overall prospects of future business, we have determined that it is more likely than not that we will not be able to realize a portion of the deferred tax assets in the future. We will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If our actual results and updated projections vary significantly from the projections used as a basis for this determination, we may need to change the valuation allowance against the gross deferred tax assets.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
		As a % of		As a % of	Change
	2021	Revenues	2020	Revenues	$	%
Revenues	$14,624	100%	$11,277	100%	$3,347	30%
Costs
Cost of revenues	6,317	43%	4,353	39%	1,964	45%
Impairment of property and equipment	—	—	—	—	—	—
Total costs	6,317	43%	4,353	39%	1,964	45%
Gross profit	8,307	57%	6,924	61%	1,383	20%
Operating expenses:
Sales and marketing	3,928	27%	2,321	21%	1,607	69%
Research and development	1,740	12%	1,377	12%	363	26%
General and administrative	2,812	19%	2,316	21%	496	21%
Total operating expenses	8,480	58%	6,014	53%	2,466	41%
Operating loss	(173)	(1%)	910	8%	(1,083)	(119%)
Other income (expense), net	(77)	—	(52)	—	(25)	48%
Provision (benefit) for income taxes	—	—	(8)	—	8	(100%)
Net income	$(250)	(2%)	$866	8%	$(1,116)	(129%)

Revenues

The increase of $3.3 million was due primarily to a $2.7 million increase in revenues attributable to the acquisition of LEEDS in November 2020, with the remaining $0.6 million increase attributable to increased revenues from new customers and expansions of existing customer coverage areas, partially offset by the effect of COVID-19 related delays in deploying contracted miles and contract renewals with certain customers. We went live in two new Respond cities and had three Respond expansions during the three months ended June 30, 2021.

Costs

The increase of $2.0 million was due primarily to an increase of $1.7 million in overall personnel-related costs primarily driven by our LEED’s acquisition as well as an increase of $0.1 million in third-party labor costs and an increase of $0.1 million in depreciation expense.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense increased by $1.6 million and was primarily due to an increase of $0.6 million in consulting and outside services, a $0.5 million increase in personnel costs, a $0.2 million increase in advertising costs and a $0.1 million increase in other costs including travel and entertainment expense and amortization of the customer relationship intangible asset related to LEEDS.

Research and Development Expense

Research and development expense increased by $0.4 million and was primarily due to an increase of $0.3 million in personnel-related costs and an increase of $0.1 million in outside consulting fees.

General and Administrative Expense

The increase of $0.5 million was due primarily to a $0.3 million increase in legal expenses, a $0.1 million increase in personnel-related costs and a $0.1 million increase in business insurance expense.

Other Income (expense), Net

The decrease in other income (expense) net of $0.03 million was due primarily to an increase in local and other franchise taxes.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended June 30, 2021 and 2020, due to having net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table sets forth our selected condensed consolidated statements of operations data for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
		As a % of		As a % of	Change
	2021	Revenues	2020	Revenues	$	%
Revenues	$29,637	100%	$21,735	100%	$7,902	36%
Costs
Cost of revenues	12,617	43%	8,695	40%	3,922	45%
Impairment of property and equipment	25	—	—	—	25	—
Total costs	12,642	43%	8,695	40%	3,947	45%
Gross profit	16,995	57%	13,040	60%	3,955	30%
Operating expenses:
Sales and marketing	7,863	27%	4,837	22%	3,026	63%
Research and development	3,453	12%	2,729	13%	724	27%
General and administrative	5,683	19%	4,587	21%	1,096	24%
Total operating expenses	16,999	57%	12,153	56%	4,846	40%
Operating loss	(4)	0%	887	4%	(891)	(100%)
Other income (expense), net	(118)	—	(17)	—	(101)	594%
Provision (benefit) for income taxes	49	—	(9)	—	58	(644%)
Net income	$(171)	(1%)	$879	4%	$(1,050)	(119%)

Revenues

The increase of $7.9 million was due primarily to a $6.1 million increase in revenues attributable to the acquisition of LEEDS in November 2020, with the remaining increase attributable to increased revenues from new customers and expansions of existing customer coverage areas. The increase was partially offset by the effect of COVID-19 related delays in deploying contracted miles and contract renewals with certain customers. We went live in eight new Respond cities and had eight Respond expansions during the six months ended June 30, 2021.

Costs

The increase of $3.9 million was due primarily driven by a $3.4 million increase in overall personnel-related costs primarily driven by our acquisition of LEEDS in November 2020, a $0.2 million increase in depreciation expense, a $0.2 million increase in third-party labor expense and a $0.1 million increase in maintenance and support product and software expense

Operating Expenses

Sales and Marketing Expense

The increase in sales and marketing expense of $3.0 million was primarily due to an increase of $1.3 million in consulting and outside services, an increase of $0.9 million in personnel costs, an increase of $0.5 million in amortization of the customer relationship intangible asset related to LEEDS, an increase of $0.2 million in advertising costs and an increase of $0.1 million in equipment and software expense.

Research and Development Expense

The increase in research and development expense of $0.7 million was primarily due to an increase of $0.7 million in personnel and LEEDS related expenses and outside consulting fees.

General and Administrative Expense

The increase of $1.1 million was due primarily to an increase of $0.7 million in legal and professional fees, an increase of $0.3 million increase in personnel costs and an increase of $0.1 million increase in business insurance expense.

Other Income (expense), Net

The decrease of $0.1 million was due primarily to a decrease in interest income due to a decline in interest rates.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the six months ended June 30, 2021 and 2020, as a result of net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $15.6 million as of June 30, 2021. In August 2020, we entered into an amendment to our credit facility to increase the size of our available loan facility from $10.0 million to $20.0 million. As of June 30, 2021, no amounts were outstanding.

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

During the six months ended June 30, 2021, the Company repurchased 68,747 shares of its common stock at an average price of $39.00 per share for $2.7 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. At June 30, 2021, $4.0 million remained available for repurchase under the Company's stock repurchase program.

Cash Flows

Comparison of Six Months Ended June 30, 2021 and 2020

The following table presents a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$5,136	$5,213
Investing activities	(3,590)	(2,334)
Financing activities	(2,039)	(1,456)
Net change in cash and cash equivalents	$(493)	$1,423

Operating Activities

Our net income and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by operating activities decreased $0.1 million from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to a $4.6 million increase in payments for personnel costs, an increase of $0.9 million in professional services and an increase of $0.6 million in prepaids, offset by an increase of $6.0 million in cash collected from customers.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $3.6 million and $2.3 million in the six months ended June 30, 2021 and 2020, respectively, primarily for property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan, offset by payment for repurchases of our common stock, payment of indebtedness, and debt issuance and financing costs.

Financing activities used $2.0 million in cash during the six months ended June 30, 2021. This was primarily driven by $2.7 million in payments for repurchases of our common stock and $0.4 million in payments for HunchLab’s contingent consideration, partially offset by $0.6 million in proceeds from the exercise of options and warrants and $0.5 million in proceeds from employee stock purchase plan purchases during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

At June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For the significant or material changes in our critical accounting policies during the six months ended June 30, 2021, see Note 2, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the six months ended June 30, 2021, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13-a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In November 2020, we completed the acquisition of LEEDS, LLC (“LEEDS”). We are in the process of integrating internal controls at LEEDS into our control structure. We consider the ongoing integration of LEEDS to represent a material change in our internal control over financial reporting. With the exception of these changes, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Interruptions or delays in service from our third-party providers, including delays in the delivery of new sensors as a result of an industry-wide chip shortage, could impair our ability to make our solutions available to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenues.
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

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, these restrictions may be put back in place. These factors have negatively impacted our operations and results of operations for the year ended 2020. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be adversely impacted for the remainder of 2021, including as a result of:

•
Delays in our ability to deploy new “go-live” miles attributable to company policies or customer policies designed to protect employee health and comply with government restrictions;
•
Greater funding challenges for our customer base, which may adversely affect customer contract renewals, expansion of existing customer deployments or new customer sales;
•
Possible disruption to our supply chain caused by distribution and other logistical issues, including delays in manufacturing chips used in our sensors may further delay our ability to deploy new go-live miles or update our currently deployed technology; and
•
Potential decrease in productivity of our employees or that of our customers or suppliers due to travel bans or restrictions, work-from-home or shelter-in-place policies and orders.

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

The COVID-19 pandemic has impacted our supply chain, which could adversely impact on our business.

The global supply chain for semiconductor chips, including the type of chips used in the sensors integrated into our gunshot detection solutions, has been disrupted by events related to the COVID-19 pandemic, including business shutdowns and increased demand. As a result, we are experiencing delays in the delivery of sensors needed for new deployments and updates or repairs of existing assets. While we believe these delays are temporary and we are able to take some steps to mitigate the impact of these delays, we may not be able to deploy, update or repair our gunshot detection solutions as expected. If we are unable to deliver our solutions or update or repair existing assets, our revenues may not grow as expected and our business may be adversely impacted.

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

We reached our first full year of net income in 2019; prior to that, we posted a net loss in each year since inception. As of June 30, 2021 we had an accumulated deficit of $94.5 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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
•
general and administrative expenses.

These investments may not result in increased revenues or growth in our business. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to maintain profitability over the long term. In particular, the COVID-19 pandemic and its impact on economic conditions, including supply chain disruptions, may make it more difficult for us to increase revenues sufficient to maintain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not maintain profitability in the future.

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

We may be adversely affected by ongoing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” or increases in such unrest that may occur in the future, and such unrest may be exacerbated by inaccurate information or negative publicity regarding our solutions. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the “problem”, which may adversely affect the Company, its business and results of operations, including its revenues, earnings and cash flows from operations.

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
•
changes in public perception of the accuracy of our solutions and the appropriate use of our solutions by law enforcement, including as a result of negative publicity; and
•
changes in laws or public sentiment regarding privacy or surveillance.

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

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our ShotSpotter solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers, particularly in challenging economic conditions we anticipate from the COVID-19 pandemic; our ability to expand ShotSpotter Investigate; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of ShotSpotter solutions by existing public safety customers or adding new customers, our revenues and growth prospects would suffer.

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

In addition, in 2011 the Federal Bureau of Investigation’s (the “FBI”) Criminal Justice Information Services Division (the “CJIS”) issued the CJIS Security Policy, a set of standards for organizations that access criminal justice information (“CJI”). CJIS developed this policy to better protect the data it delivers to federal, state and local law enforcement agencies, from services like the National Crime Information Center, the Integrated Automated Fingerprint Identification System and the National Incident Based Reporting System. The policy is also designed to protect CJI that comes from sources other than the FBI. As part of the process of implementing ShotSpotter Investigate for a customer, ShotSpotter will have to complete a rigorous application process to become an approved CJIS compliant vendor.  While this CJIS compliant vendor approval process is based upon the FBI’s CJIS Security Policy, a separate process will have to be completed in each state where ShotSpotter Investigate will be implemented.

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

A false positive alert, in which a non-gunfire incident is reported as gunfire, could result in an unnecessary rapid deployment of police officers and first responders, which may raise unnecessary fear among the occupants of a community or facility, and may be deemed a waste of police and first responder resources. A failure to alert law enforcement or security personnel of actual gunfire (false negative) could result in a less rapid or no response by police officers and first responders, increasing the probability of injury or loss of life. Both false positive alerts and the failure to generate alerts of actual gunfire (false negative) may result in customer dissatisfaction, potential loss of confidence in our solutions, and potential liabilities to customers or other third parties, any of which could harm our reputation and adversely impact our business and operating results. Additionally, third parties may misunderstand or misrepresent what constitutes a false positive or false negative and generate negative publicity regarding our solutions. For example, a recent report by the MacArthur Center for Justice suggests that any incident that does not result in a police report is a false positive. The perception of a false positive alert or of a failure to generate an alert, even where our customers understand that our solutions were utilized correctly, could lead to negative publicity or harm the public perception of our solutions, which could harm our reputation and adversely impact our business and operating results.

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

In addition, our solutions require that our customers monitor alerts and respond timely to notifications of gunshots. If our customers do not fully utilize our systems, we may be subject to criticism and unflattering media coverage regarding the effectiveness of our solutions and the cost of our solutions to our customers. Further, our reputation and our business may be harmed by inaccurate reporting or by an incomplete understanding of our solutions. For example, a recent report by the MacArthur Justice Center at the Pritzker School of Law at Northwestern University questions the accuracy of our gunshot detection solutions. Following this report, activists in Chicago have called for the City of Chicago to cease using our gunshot detection solutions. Such negative publicity could have an adverse impact on new sales or renewals or expansions of coverage areas by existing customers, which would adversely impact our financial results and future prospects.

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

Any of our facilities or operations may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, such as COVID-19, and power outages, which may render it difficult or impossible for us to operate our business for some period of time or decrease productivity. For example, our primary IRC and a data center that hosts some of our customer services are located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. In addition, like many companies, we have implemented a work from home policy as a result of the COVID-19 pandemic. This policy may negatively impact productivity of our employees.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we increased to $20.0 million in August 2020 and which we intend to use for general working capital purposes. As of June 30, 2021, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

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

Approximately 75% of our installed ShotSpotter sensors use fourth-generation Long-Term Evolution (“LTE”) wireless technology and 25% use third-generation (“3G”) cellular communications. Our U.S. wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services. As our wireless carriers phase out their 3G services or make changes to their spectrum allocation, we may experience reduced service performance, which may require us to replace our 3G sensors sooner than planned. Accelerated bandwidth changes by our carriers may require us to accelerate the upgrade of our 3G sensors prior to the end of 2022, which would accelerate the costs associated with the upgrade. Additionally, current delays in the supply chain for semiconductor chips are impacting the timely delivery to us of the sensors required to make these upgrades. If we are unable to make these upgrades, we could experience disruptions in our ability to provide our solutions, which would adversely impact our business. These sensor replacements will require significant capital expenditures, which are estimated to be approximately $5.0 million in total and may reduce our gross margins and also divert management’s attention and other important resources away from our customer service and sales efforts for new customers.

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

Many of the key components used to manufacture our proprietary ShotSpotter sensors also come from limited or sole sources of supply. Our contract manufacturer generally purchases these components on our behalf, and we do not have any long-term arrangements with our suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Currently, the supply of chips required for our sensors is being adversely impacted by disruptions to the global supply chain and we are not able to procure the required number of sensors on our desired timeline as a result. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly, and we or our suppliers may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner.

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

As of June 30, 2021, we had federal net operating loss carryforwards (“NOLs”) of approximately $80.4 million, of which $75.5 million will begin to expire in 2026, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of December 31, 2020, we also had state NOLs of approximately $51.1 million, which will expire, if not utilized, between 2021 through 2039. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as a 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of June 30, 2021 we had 35 issued patents directed to our technologies, 33 are granted in the United States, as well as one granted patent in Israel and one granted patent in Mexico. The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

In May 2019, our board of directors adopted a stock repurchase program for up to $15 million of our common stock, of which $11 million had been utilized as of June 30, 2021, leaving $4.0 million remaining. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None

(b) None.

(c) Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1, 2021- April 30, 2021	—	—	—	$4,482
May 1, 2021- May 31, 2021	—	—	—	$4,482
June 1, 2021- June 30, 2021	12,585	$38.91	12,585	$3,992
Total	12,585		12,585

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

Item 6. Exhibits

A list of exhibits is set forth below.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017
10.1	Non-Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

SHOTSPOTTER, INC.

Date: August 11, 2021	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: August 11, 2021	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer