Form 10-Q
period 2021-09-30
SHOTSPOTTER, INC
filed 2021-11-15
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38107

ShotSpotter, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-0949915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
39300 Civic Center Dr., Suite 300 Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 794-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common stock, par value $0.005 per share	SSTI	The Nasdaq Capital Market

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

As of October 31, 2021, the registrant had 11,675,860 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,114	$16,043
Accounts receivable and contract asset	13,374	12,921
Prepaid expenses and other current assets	2,880	2,172
Total current assets	29,368	31,136
Property and equipment, net	16,493	15,346
Operating lease right-of-use assets	491	882
Goodwill	2,816	2,811
Intangible assets, net	13,807	14,540
Other assets	1,924	1,605
Total assets	$64,899	$66,320
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,443	$1,192
Deferred revenue, short-term	21,218	24,174
Accrued expenses and other current liabilities	5,869	5,613
Total current liabilities	28,530	30,979
Deferred revenue, long-term	612	405
Other liabilities	481	631
Total liabilities	29,623	32,015

Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 11,675,860 and 11,538,998 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	58	58
Additional paid-in capital	130,855	128,771
Accumulated deficit	(95,474)	(94,354)
Accumulated other comprehensive loss	(163)	(170)
Total stockholders' equity	35,276	34,305
Total liabilities and stockholders' equity	$64,899	$66,320

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$14,547	$11,350	$44,184	$33,085
Costs
Cost of revenues	6,520	4,745	19,137	13,440
Impairment of property and equipment	—	161	25	161
Total costs	6,520	4,906	19,162	13,601
Gross profit	8,027	6,444	25,022	19,484
Operating expenses
Sales and marketing	4,018	2,400	11,881	7,237
Research and development	1,703	1,375	5,156	4,104
General and administrative	3,217	2,040	8,900	6,627
Total operating expenses	8,938	5,815	25,937	17,968
Operating (loss) income	(911)	629	(915)	1,516
Other income (expense), net
Interest income, net	8	3	28	101
Other expense, net	(46)	(58)	(184)	(173)
Total other income (expense), net	(38)	(55)	(156)	(72)
(Loss) income before income taxes	(949)	574	(1,071)	1,444
Provision (benefit) for income taxes	—	8	49	(1)
Net (loss) income	$(949)	$566	$(1,120)	$1,445
Net (loss) income per share, basic	$(0.08)	$0.05	$(0.10)	$0.13
Net (loss) income per share, diluted	$(0.08)	$0.05	$(0.10)	$0.12
Weighted average shares used in computing net (loss) income per share, basic	11,680,413	11,423,079	11,634,422	11,383,860
Weighted average shares used in computing net (loss) income per share, diluted	11,680,413	11,727,112	11,634,422	11,718,770

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(949)	$566	$(1,120)	$1,445
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net	(14)	29	7	(174)
Comprehensive (loss) income	$(963)	$595	$(1,113)	$1,271

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2021	11,538,998	$58	$128,771	$(94,354)	$(170)	$34,305
Exercise of stock options	60,600	—	213	—	—	213
Issuance of common stock in connection with exercise of warrants	50,716	—	8	—	—	8
Issuance of common stock from RSUs vested	24,332	—	—	—	—	—
Repurchase of common stock	(56,162)	—	(2,192)	—	—	(2,192)
Stock-based compensation	—	—	1,375	—	—	1,375
Other comprehensive loss	—	—	—	—	(17)	(17)
Net income	—	—	—	79	—	79
Balance at March 31, 2021	11,618,484	58	128,175	(94,275)	(187)	33,771
Exercise of stock options	16,432	—	364	—	—	364
Issuance of common stock from RSUs vested	37,538	—	—	—	—	—
Issuance of common stock from ESPP purchase	18,294	—	462	—	—	462
Repurchase of common stock	(12,585)	—	(491)	—	—	(491)
Stock-based compensation	—	—	1,494	—	—	1,494
Other comprehensive income	—	—	—	—	38	38
Net loss	—	—	—	(250)	—	(250)
Balance at June 30, 2021	11,678,163	58	130,004	(94,525)	(149)	35,388
Exercise of stock options	14,550	—	316	—	—	316
Issuance of common stock from RSUs vested	9,551	—	—	—	—	—
Repurchase of common stock	(26,404)	—	(918)	—	—	(918)
Stock-based compensation	—	—	1,453	—	—	1,453
Other comprehensive loss	—	—	—	—	(14)	(14)
Net loss	—	—	—	(949)	—	(949)
Balance at September 30, 2021	11,675,860	$58	$130,855	$(95,474)	$(163)	$35,276

See accompanying notes to condensed consolidated financial statements.

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2020	11,314,150	$57	$122,907	$(95,579)	$(134)	$27,251
Exercise of stock options	17,543	—	57	—	—	57
Issuance of common stock in connection with exercise of warrants	46,939	—	—	—	—	—
Issuance of common stock from RSUs vested	20,297	—	—	—	—	—
Stock-based compensation	—	—	887	—	—	887
Other comprehensive loss	—	—	—	—	(227)	(227)
Net income	—	—	—	13	—	13
Balance at March 31, 2020	11,398,929	57	123,851	(95,566)	(361)	27,981
Exercise of stock options	26,562	—	41	—	—	41
Issuance of common stock from RSUs vested	22,754	—	—	—	—	—
Issuance of common stock from ESPP purchase	21,431	—	408	—	—	408
Repurchase of common stock	(74,520)	—	(1,615)	—	—	(1,615)
Stock-based compensation	—	—	1,163	—	—	1,163
Other comprehensive income	—	—	—	—	24	24
Net income	—	—	—	866	—	866
Balance at June 30, 2020	11,395,156	57	123,848	(94,700)	(337)	28,868
Exercise of stock options	40,565	—	69	—	—	69
Issuance of common stock from RSUs vested	6,041	—	—	—	—	—
Stock-based compensation	—	—	1,196	—	—	1,196
Other comprehensive income	—	—	—	—	29	29
Net income	—	—	—	566	—	566
Balance at September 30, 2020	11,441,762	$57	$125,113	$(94,134)	$(308)	$30,728

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,120)	$1,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,298	3,975
Amortization of intangible assets	774	71
Impairment of property and equipment	25	161
Stock-based compensation	4,322	3,246
Loss on disposal of property and equipment	—	3
Provision for accounts receivable	13	41
Changes in operating assets and liabilities:
Accounts receivable and contract asset	(465)	6,976
Prepaid expenses and other assets	(1,077)	(273)
Accounts payable	417	(185)
Accrued expenses and other current liabilities	930	(336)
Deferred revenue	(2,742)	(6,315)
Net cash provided by operating activities	5,375	8,809
Cash flows from investing activities:
Purchase of property and equipment	(5,632)	(3,132)
Investment in intangible and other assets	(45)	(46)
Business acquisition purchase price adjustment	15	—
Net cash used in investing activities	(5,662)	(3,178)
Cash flows from financing activities:
Payment of contingent consideration liability	(403)	(347)
Payment of line of credit costs	—	(4)
Proceeds from exercise of stock options	893	167
Repurchases of common stock	(3,601)	(1,615)
Proceeds from exercise of warrants	8	—
Proceeds from employee stock purchase plan	462	408
Net cash used in financing activities	(2,641)	(1,391)
(Decrease) increase in cash and cash equivalents	(2,928)	4,240
Effect of exchange rate on cash and cash equivalents	(1)	(124)
Cash and cash equivalents at beginning of year	16,043	24,550
Cash and cash equivalents at end of period	$13,114	$28,666

Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$454	$143

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. The Company’s flagship product, ShotSpotter Respond is the leading outdoor gunshot detection, location and alerting system trusted by 125 cities as of September 30, 2021. ShotSpotter Connect creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. The Company’s case management solution, ShotSpotter Investigate, is a cloud-based investigative platform to help law enforcement agencies modernize every phase of an investigation and accelerate case work with easy-to-use software tools. The Company offers its solutions on a Software as a Service, ("SaaS"), subscription model to its customers. ShotSpotter Labs is the Company’s effort to support innovative uses of its technology to help protect wildlife and the environment.

The Company’s principal executive offices are located in Fremont, California. The Company has five wholly-owned subsidiaries globally.

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

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) filed with the SEC on March 29, 2021.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2021 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

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

Concentration of Accounts Receivable and Contract Asset – At September 30, 2021, two customers accounted for 22% and 19% of the Company’s total accounts receivable, respectively. At December 31, 2020, three customers accounted for 37%, 27% and 11%, respectively, of the Company’s total accounts receivable.

Concentration of Revenues – For the three months ended September 30, 2021, two customers accounted for 26% and 14% of the Company’s total revenues, respectively. For the three months ended September 30, 2020, two customers accounted for 18% and 13% of the Company’s total revenues, respectively. For the nine months ended September 30, 2021, two customers accounted for 30% and 14% of the Company’s total revenues, respectively. For the nine months ended September 30, 2020, two customers accounted for 18% and 13% of the Company’s total revenues, respectively.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), simplifying the accounting for income taxes by removing certain exceptions to the general principles. The Company adopted this ASU as of January 1, 2021. The adoption of this ASU did not have any impact on the Company’s condensed consolidated financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit loss and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this ASU as of January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts from Customers. ASU 2021-08 aims to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognized by the acquirer. These amendments are effective prospectively for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is allowed. The Company is currently assessing the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at the beginning of period	$19,791	$22,308	$24,579	$26,958
New billings	16,512	9,650	41,336	26,653
Revenue recognized during the period from balance at the beginning of the period	(8,999)	(9,519)	(22,659)	(22,790)
Revenue recognized during the period from new billings	(5,467)	(1,796)	(21,419)	(10,178)
Foreign currency impact	(7)	—	(7)	—
Balance at end of period	$21,830	$20,643	$21,830	$20,643

The following table presents remaining performance obligations for contractually committed revenues as of September 30, 2021 (in thousands):

Remainder of 2021	$24,318
2022	13,932
2023	10,683
Thereafter	10,269
Total	$59,202

The timing of revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of September 30, 2021 and amounts under contract that will be invoiced after September 30, 2021.

During the three months ended September 30, 2021, the Company recognized revenues of $14.3 million from customers in the United States, and $0.2 million from customers in the Bahamas and South Africa. During the nine months ended September 30, 2021, the Company recognized revenues of $43.6 million from customers in the United States, and $0.5 million from a customer in the Bahamas and South Africa.

During the three months ended September 30, 2020, the Company recognized revenues of $11.2 million from customers in the United States, and $0.2 million from a customer in the Bahamas. During the nine months ended September 30, 2020, the Company recognized revenues of $32.6 million from customers in the United States, and $0.5 million from a customer in the Bahamas.

During the three months ended September 30, 2021, the Company recognized revenues of $14.2 million from monthly subscription, maintenance and support services, and $0.3 million from professional software development services. During the nine months ended September 30, 2021, the Company recognized revenues of $41.1 million from monthly subscription, maintenance and support services, and $3.0 million from professional software development services.

During the three and nine months ended September 30, 2020, all recognized revenues were from subscription, maintenance and support services.

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

In November 2020, using a Monte Carlo Simulation approach, the Company estimated the fair value of the contingent consideration at the acquisition date of LEEDS to be $0.2 million. There have been no changes in the assumptions or fair value of the contingent consideration liability at September 30, 2021.

The changes in the fair value of contingent consideration liability for the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$573	$750
Payment of contingent consideration liability	(403)	(347)
Balance, end of period	$170	$403

Note 6. Goodwill

The change in goodwill are as follows (in thousands):

	September 30, 2021	December 31, 2020
Balance at the beginning of the period	$2,811	$1,379
Goodwill recorded on acquisition of LEEDS	—	1,432
Measurement period adjustment	5	—
Balance at the end of the period	$2,816	$2,811

Note 7. Intangible Assets, net

Intangible assets consist of the following (in thousands):

	September 30, 2021
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(885)	$13,685
Patents	1,200	(1,078)	122
Total intangible assets, net	$15,770	$(1,963)	$13,807

	December 31, 2020
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(147)	$14,423
Patents	1,158	(1,041)	117
Total intangible assets, net	$15,728	$(1,188)	$14,540

Intangible amortization expense was approximately $257,000 and $774,000 for the three and nine months ended September 30, 2021, respectively. Intangible amortization expense was approximately $0 and $71,000 for the three and nine months ended September 30, 2020, respectively.

The following table presents future intangible asset amortization as of September 30, 2021 (in thousands):

Remainder of 2021	$270
2022	1,036
2023	1,014
2024	999
2025	978
Thereafter	9,510
Total	$13,807

Note 8. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable	$13,078	$12,459
Contract asset	383	536
Allowance for potential credit losses	(87)	(74)
	$13,374	$12,921

Prepaid expenses and other current assets (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid software and licenses	$549	$653
Prepaid insurance	978	561
Other prepaid expenses	291	135
Deferred commissions	819	715
Other	243	108
	$2,880	$2,172

Other assets (long-term) (in thousands):

	September 30,	December 31,
	2021	2020
Deferred commissions	$1,726	$1,465
Other	198	140
	$1,924	$1,605

Accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2021	2020
Personnel-related accruals	$4,920	$4,217
Royalties payable	52	55
Professional fees	386	92
Sales/ use tax payable	46	46
Contingent consideration liability	—	403
Operating lease liabilities	189	484
Other	276	316
	$5,869	$5,613

Other liabilities (long-term) (in thousands):

	September 30,	December 31,
	2021	2020
Operating lease liabilities	$311	$461
Contingent consideration liability	170	170
	$481	$631

Note 9. Related Party Transactions

During the three and nine months ended September 30, 2021, the Company recognized approximately $22,000 and $85,000, respectively, in revenues from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and from one of the Company’s significant stockholders. During the three and nine months ended September 30, 2020, the Company recognized approximately $60,000 and $0.2 million, respectively, in revenues from those ShotSpotter Labs projects.

Note 10. Stock Repurchase Program

During the nine months ended September 30, 2021, the Company repurchased 95,151 shares of its common stock at an average price of $37.82 per share for $3.6 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. At September 30, 2021, $3.1 million remained available for repurchase under the Company's stock repurchase program.

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

The following table summarizes the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(949)	$566	$(1,120)	$1,445
Denominator:
Weighted-average shares outstanding, basic	11,680,413	11,423,079	11,634,422	11,383,860
Dilutive effect of common stock equivalents	—	304,033	—	334,910
Weighted-average shares outstanding, diluted	11,680,413	11,727,112	11,634,422	11,718,770
Net (loss) income per share, basic	$(0.08)	$0.05	$(0.10)	$0.13
Net (loss) income per share, diluted	$(0.08)	$0.05	$(0.10)	$0.12
Anti-dilutive employee share-based awards, excluded	416,161	544,269	557,301	568,980

Note 12. Equity Incentive Plans

Stock options:

A summary of option activities under the 2005 Plan and 2017 Plan during the nine months ended September 30, 2021 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2020	813,242	$24.58
Granted	89,919	$39.15
Exercised	(91,582)	$9.61
Canceled	(24,149)	$32.49
Outstanding as of September 30, 2021	787,430	$27.77

Restricted stock units:

A summary of restricted stock unit ("RSU") activities under the 2017 Plan during the nine months ended September 30, 2021 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per RSU
Nonvested at December 31, 2020	141,508	$29.67
Granted	82,502	$37.73
Vested	(71,421)	$28.08
Canceled	(15,761)	$31.38
Nonvested at September 30, 2021	136,828	$35.13

2017 Employee Stock Purchase Plan

There were 18,294 shares issued under the 2017 Employee Stock Purchase Plan ("2017 ESPP") during the nine months ended September 30, 2021. The number of shares available for grant under the 2017 ESPP was 261,277 as of September 30, 2021.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$372	$292	$1,179	$788
Sales and marketing	399	344	1,182	925
Research and development	181	160	543	416
General and administrative	501	400	1,418	1,117
Total	$1,453	$1,196	$4,322	$3,246

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

On October 12, 2021, the Company filed a defamation lawsuit against VICE Media, LLC ("VICE"), in Delaware Superior Court. The complaint alleges that VICE intentionally misrepresented court records and targeted ShotSpotter with false accusations in order to cultivate a subversive brand that enables VICE to sell sponsored content to corporate advertisers. ShotSpotter seeks more than $200 million in compensatory damages and $100 million in punitive damages.

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

The Company may be adversely affected by increasing social unrest, protests against racial inequality, protests against police brutality and associated ongoing movements such as “Defund the Police”. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that the Company’s solutions are contributing to the “problem”, which may adversely affect the Company, its business and results of operations, including its revenues, earnings and cash flows from operations.

Note 14. Subsequent Events

In August, 2021, the Company entered into an agreement to lease approximately 11,625 square feet of office space in Fremont, California. The lease commenced on October 1, 2021 and expires on February 28, 2027 (the “Initial Term”). The Company will occupy the facility once all tenant improvements are completed, expected in January, 2022. The aggregate base rent due over the Initial Term under the terms of the lease agreement is approximately $2.2 million (without giving effect to certain rent abatement terms). The Company will also be responsible for the payment of additional rent to cover certain costs, taxes and insurance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Respond, is the leading outdoor gunshot detection, location and alerting system. Our patrol management software, ShotSpotter Connect, creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities and corporations, mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. ShotSpotter Investigate™, adds case management to our expanding suite of precision policing technology solutions and provides agencies with a cloud-based investigative digital case folder and analytical and collaboration tools to improve case closure rates. Our technology innovation unit, ShotSpotter Labs, supports innovative uses of our technology to help protect wildlife and the environment.

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

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution is also sold on a subscription basis. As of September 30, 2021, we had coverage areas under contract in 125 cities and 14 campuses/sites worldwide across the United States, South Africa and the Bahamas, including four of the ten largest cities in the United States.

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

We generated revenues of $14.5 million and $11.4 million for the three months ended September 30, 2021 and 2020, respectively, a year-over-year increase of 28%. Revenues from ShotSpotter Respond during the three months ended September 30, 2021 and 2020, represented approximately 84% and 97% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago , accounted for 30% and 14%, respectively, of our total revenues for the three months ended September 30, 2021, and 13% and 18%, respectively, of our total revenues for the three months ended September 30, 2020.

We generated revenues of $44.2 million and $33.1 million for the nine months ended September 30, 2021 and 2020, respectively, a year-over-year increase of 34%. Revenues from ShotSpotter Respond during the nine months ended September 30, 2021 and 2020, represented approximately 79% and 96% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 30% and 14%, respectively, of our total revenues for the nine months ended September 30, 2021, and the City of Chicago and City of New York accounted for 18% and 13%, respectively, of our total revenues for the nine months ended September 30, 2020.

For the three months ended September 30, 2021 and 2020, revenues generated within the United States accounted for $14.3 million and $11.2 million, or 99% and 98%, of total revenues for both periods. For the three months ended September 30, 2021 and 2020, revenues derived from our customers located outside the United States accounted for $0.2 million of total revenues, for both periods.

For the nine months ended September 30, 2021 and 2020, revenues generated within the United States accounted for $43.7 million and $32.6 million, or 99% and 98%, respectively, of total revenues. For the nine months ended September 30, 2021 and 2020, revenues derived from our customers located outside the United States accounted for $0.5 million of total revenues for both periods.

We had net (loss) income of $(0.9) million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and net (loss) income of $(1.1) million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively. Our accumulated deficit was $95.5 million and $94.4 million at September 30, 2021 and December 31, 2020, respectively.

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. The challenges we are facing in this regard as a result of the COVID-19 pandemic are summarized in the section below entitled “Impact of COVID-19 and Social Unrest on our Business.” Other challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming and the fact that our typical sales cycle is often very long, difficult to estimate accurately and can be costly, and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales in order to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

We will also focus on expanding our business by introducing new products and services such as ShotSpotter Connect to existing customers and gaining new customers for ShotSpotter Labs. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth given our large and growing installed base of police departments who trust ShotSpotter’s products, support and way of doing business. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other ShotSpotter solutions and priced and serviced appropriately. In some cases, we will need to bring in new skills sets to properly develop, market, sell or service these new products depending on the categories they represent.

In October 2018, we acquired the HunchLab technology and related assets that underlie our ShotSpotter Connect solution. ShotSpotter Connect applies risk modeling and artificial intelligence to help forecast when and where crimes are likely to emerge and recommends directed patrols that can deter these events. We believe our investment will democratize the sharing of important intelligence with patrol officers who currently have limited direct access to crime analysts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net new "go-live" cities	3	6	11	5

Impact of COVID-19 and Social Unrest on our Business

The COVID-19 pandemic resulted in a substantial curtailment of business activities worldwide and caused ongoing economic uncertainty, both in the United States and many countries abroad. In connection with efforts to contain the spread of COVID-19, many companies and state, local and foreign governments imposed restrictions, including shelter-in-place orders and travel bans that were in effect for most or all of 2020 and during the first half of 2021. While some of these companies and jurisdictions have relaxed or ended such restrictions, some restrictions remain and others may be put back in place after having been lifted. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, may continue to be adversely impacted in 2021.

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

It is currently not possible to predict the magnitude or duration of the COVID-19 pandemic’s impact on our business or the future impact of the recent, ongoing and possible future unrest. The extent to which these events impact our business will depend on numerous evolving factors that we may not be able to control or accurately predict, including without limitation:

•
the impact of possible disruption to our supply chain caused by distribution and other logistical issues, including delays in manufacturing chips used in our sensors, which could delay our ability to deploy new go-live miles or update our currently deployed technology;
•
the impact of increased sensor costs and unforeseen operating expenses, difficulties, delays and other additional deployment expenses created by the pandemic, resulting business disruptions and global supply chain issues;
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

Revenues

We derive the majority of our revenues from subscription services. We recognize subscription fees ratably, on a straight-line basis, over the term of the subscription, which for new customers is typically initially one to three years in length. Customer contracts include one-time set-up fees for the set-up of our sensors in the customer’s coverage areas, training and third-party integration licenses. If the set-up fees are deemed to be a material right, they are recognized ratably over three to five years. Training and third-party integration license fees are recognized upon delivery.

For ShotSpotter Respond, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter. For our ShotSpotter Respond solution, our pricing model is based on a per-square-mile basis. For ShotSpotter SecureCampus, ShotSpotter SiteSecure and ShotSpotter Investigate, our pricing model is on a customized-site basis. For our ShotSpotter Connect solution, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. We may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contractual term. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

We anticipate that, due to the COVID-19 pandemic, our customers may still face budget shortfalls due to the increased expenditures our customers have had to endure to address the pandemic.

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

Impairment of property and equipment is primarily attributable to our write-off of the remaining book value of sensor networks related to customers lost during the nine months ended September 30, 2021.

We are upgrading our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. Originally, we had expected to start incurring these upgrade costs in 2021 through 2022. We accelerated these plans and began to replace sensors in certain geographic areas starting in the second half of 2020 in order to optimize personnel utilization as deployments were limited as a result of pandemic-related restrictions. Accelerated bandwidth changes by our carriers may require us to continue to accelerate the upgrade of our 3G sensors prior to 2022, which would accelerate the costs associated with the upgrade, which are estimated to be approximately $5.0 million in total. Current delays in the supply chain for semiconductor chips are impacting the timely delivery to us of the sensors required to make these upgrades and could increase the cost to us of such upgrades. We may re-use and re-deploy the old 3G sensors, or components within them that have a remaining serviceable life where it makes sense to do so. As we upgrade our sensors, cost of revenues may increase as a percentage of revenues.

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

With the acquisition of LEEDS, we also generate costs relating to revenues generated through the sale of software license and related maintenance and support services and professional software development services. Costs of these professional services include employee compensation costs which are relatively fixed, third-party contractor costs, allocated facility costs and overhead, and the costs of billable expenses such as travel and lodging. The unpredictability of the timing of entering into significant professional services agreements may cause significant fluctuations in our costs which, in turn, may impact our quarterly financial results.

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

During the start of the COVID-19 pandemic and associated shelter-in-place orders, work-from-home policies and travel bans, our sales and marketing expense decreased. As travel has increased, our sales and marketing expenses have increased in absolute dollars due to the increased travel and growth in our sales and marketing organization. This growth has included adding sales and/or marketing personnel and expanding our marketing and strategic communications activities to continue to generate additional leads. Sales and marketing expense may fluctuate from quarter to quarter based on the timing of commission expense, marketing campaigns and tradeshows.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, and administrative personnel, legal, litigation, strategic communications, accounting and other professional services fees, other corporate expenses and allocated overhead.

In the near term, we expect our general and administrative expenses to increase in absolute dollars as we grow our business, support our operations as a public company, cover increased legal, litigation and strategic communications costs and increase our headcount.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
		As a % of		As a % of	Change
	2021	Revenues	2020	Revenues	$	%
Revenues	$14,547	100%	$11,350	100%	$3,197	28%
Costs
Cost of revenues	6,520	45%	4,745	42%	1,775	37%
Impairment of property and equipment	—	—	161	1%	(161)	(100)%
Total costs	6,520	45%	4,906	43%	1,614	33%
Gross profit	8,027	55%	6,444	57%	1,583	25%
Operating expenses:
Sales and marketing	4,018	28%	2,400	21%	1,618	67%
Research and development	1,703	12%	1,375	12%	328	24%
General and administrative	3,217	22%	2,040	18%	1,177	58%
Total operating expenses	8,938	62%	5,815	51%	3,123	54%
Operating loss	(911)	(7%)	629	6%	(1,540)	(245%)
Other income (expense), net	(38)	—	(55)	—	17	(31%)
Provision (benefit) for income taxes	—	—	8	—	(8)	(100%)
Net income	$(949)	(7%)	$566	5%	$(1,515)	(268%)

Revenues

The increase of $3.2 million was due primarily to a $2.0 million increase in revenues attributable to the acquisition of LEEDS in November 2020 with the remaining $1.2 million increase attributable to increased revenues from new customers and expansions of existing customer coverage areas, partially offset by the effect of COVID-19 related delays in deploying contracted miles and contract renewals with certain customers. We went live in three new Respond cities and had seven Respond expansions during the three months ended September 30, 2021.

Costs

The increase of $1.6 million was due primarily to an increase of increase of $1.2 million in third-party labor costs, an increase of $0.5 million in overall personnel-related costs primarily driven by our LEEDS' acquisition and an increase of $0.1 million in depreciation expense offset by a decrease of $0.2 million in product and software costs.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense increased by $1.6 million and was primarily due to an increase of $0.5 million in consulting and outside services, a $0.5 million increase in personnel costs, a $0.2 million increase in advertising costs and a $0.4 million increase in other costs including travel and entertainment expense and amortization of the customer relationship intangible asset related to LEEDS.

Research and Development Expense

Research and development expense increased by $0.3 million and was primarily due to increased personnel and headcount costs as a result of the LEEDS acquisition.

General and Administrative Expense

The increase of $1.2 million was due primarily to a $0.3 million increase in legal and litigation expense, primarily related to the initiation of our lawsuit against VICE Media, LLC for defamation, a $0.3 million increase in strategic communications expense, a $0.2 million increase in personnel-related costs and a $0.4 million increase in other costs including business insurance expense and travel and entertainment expense and consulting expense.

Other Income (Expense), Net

The decrease in other income (expense) net of $0.02 million was due primarily to a decrease in interest income due to a decline in interest rates.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended September 30, 2021 and 2020, due to having net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table sets forth our selected condensed consolidated statements of operations data for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
		As a % of		As a % of	Change
	2021	Revenues	2020	Revenues	$	%
Revenues	$44,184	100%	$33,085	100%	$11,099	34%
Costs
Cost of revenues	19,137	43%	13,440	41%	5,697	42%
Impairment of property and equipment	25	—	161	—	(136)	—
Total costs	19,162	43%	13,601	41%	5,561	41%
Gross profit	25,022	57%	19,484	59%	5,538	28%
Operating expenses:
Sales and marketing	11,881	28%	7,237	22%	4,644	64%
Research and development	5,156	12%	4,104	12%	1,052	26%
General and administrative	8,900	20%	6,627	20%	2,273	34%
Total operating expenses	25,937	60%	17,968	54%	7,969	44%
Operating loss	(915)	(3%)	1,516	5%	(2,431)	(160%)
Other income (expense), net	(156)	—	(72)	—	(84)	117%
Provision (benefit) for income taxes	49	—	(1)	—	50	(5,000%)
Net (loss) income	$(1,120)	(3%)	$1,445	4%	$(2,565)	(178%)

Revenues

The increase of $11.1 million was due primarily to a $8.1 million increase in revenues attributable to the acquisition of LEEDS in November 2020, with the remaining $3.0 million increase attributable to increased revenues from new customers and expansions of existing customer coverage areas for ShotSpotter Respond. The increase was partially offset by the effect of COVID-19 related delays in deploying contracted miles and contract renewals with certain customers. We went live in ten new Respond cities and had twelve Respond expansions during the nine months ended September 30, 2021.

Costs

The increase of $5.6 million was due primarily driven by a $3.8 million increase in third-party labor expense, a $1.9 million increase in overall personnel-related costs primarily driven by our acquisition of LEEDS in November 2020, a $0.3 million increase in depreciation expense, offset by a $0.4 million increase in maintenance and support product and software expense.

Operating Expenses

Sales and Marketing Expense

The increase in sales and marketing expense of $4.6 million was primarily due to an increase of $2.2 million in consulting and outside services, an increase of $1.4 million in personnel costs, an increase of $0.7 million in amortization of the customer relationship intangible asset related to LEEDS, an increase of $0.5 million in advertising costs, an increase of $0.1 million in equipment and software expense offset by a decrease in other costs of $0.2 million.

Research and Development Expense

The increase in research and development expense of $1.0 million was primarily due to increased personnel and headcount costs as a result of the LEEDS acquisition.

General and Administrative Expense

The increase of $2.3 million was due primarily to an increase of $1.0 million in legal, litigation, strategic communications and professional fees expense, an increase of $0.5 million increase in personnel costs, an increase of $0.3 million in consulting expense, an increase of $0.1 million increase in business insurance expense, an increase in recruiting expense of $0.1 million and an increase in other costs of $0.3 million.

Other Income (Expense), Net

The decrease of $0.1 million was due primarily to a decrease in interest income due to a decline in interest rates.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the nine months ended September 30, 2021 and 2020, as a result of net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $13.1 million as of September 30, 2021. In August 2020, we entered into an amendment to our credit facility to increase the size of our available loan facility from $10.0 million to $20.0 million. As of September 30, 2021, no amounts were outstanding.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions and potential or pending acquisitions. We may also seek additional capital to fund our operations and potential acquisitions, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee debt or equity financing will be available to the Company.

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

During the nine months ended September 30, 2021, the Company repurchased 95,151 shares of its common stock at an average price of $37.82 per share for $3.6 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. At September 30, 2021, $3.1 million remained available for repurchase under the Company's stock repurchase program.

Cash Flows

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table presents a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$5,375	$8,809
Investing activities	(5,662)	(3,178)
Financing activities	(2,641)	(1,391)
Net change in cash and cash equivalents	$(2,928)	$4,240

Operating Activities

Our net income and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by operating activities decreased $3.4 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, primarily due to a $6.5 million increase in payments for personnel costs, an increase of $3.4 million in professional services, offset by an increase of $6.2 million in cash collected from customers and an increase of $0.3 million in other.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investment in intangible assets.

Investing activities used $5.7 million and $3.2 million in the nine months ended September 30, 2021 and 2020, respectively, primarily for property and equipment installed for new deployments and our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan, offset by payment for repurchases of our common stock, payment of indebtedness, and debt issuance and financing costs.

Financing activities used $2.6 million in cash during the nine months ended September 30, 2021. This was primarily driven by $3.6 million in payments for repurchases of our common stock and $0.4 million in payments for HunchLab’s contingent consideration, partially offset by $0.9 million in proceeds from the exercise of options and warrants and $0.5 million in proceeds from employee stock purchase plan purchases during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

At September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For the significant or material changes in our critical accounting policies during the nine months ended September 30, 2021, see Note 2, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the nine months ended September 30, 2021, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2020 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13-a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In November 2020, we completed the acquisition of LEEDS, LLC (“LEEDS”). We continue to integrate internal controls at LEEDS into our control structure. With the exception of these changes, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings

ShotSpotter, Inc. v. VICE Media, LLC

On October 12, 2021, the Company filed a defamation lawsuit against VICE Media, LLC in Delaware Superior Court. The complaint alleges that VICE intentionally misrepresented court records and targeted ShotSpotter with false accusations in order to cultivate a subversive brand that enables VICE to sell sponsored content to corporate advertisers. ShotSpotter seeks more than $200 million in compensatory damages and $100 million in punitive damages.

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
•
Interruptions or delays in service from our third-party providers, including delays in the delivery of new sensors as a result of an industry-wide chip shortage, could increase the cost to us of providing our solutions, or could impair our ability to make our solutions available to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenues.
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
•
The nature of our business may result in undesirable press coverage or other negative publicity. In addition, we may, from time to time, become involved in lawsuits to defend ourselves against false claims about our solutions or our business, which may increase negative publicity and could have a negative impact on our business, operating results or financial condition.
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
•
Increased deployment costs, including increases in the price of equipment as a result of supply chain interruptions; and
•
Potential decrease in productivity or availability of our employees or those of our customers or suppliers due to travel bans or restrictions, work-from-home or shelter-in-place policies and orders, or vaccine requirements.

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

The global supply chain for semiconductor chips, including the type of chips used in the sensors integrated into our gunshot detection solutions, has been disrupted by events related to the COVID-19 pandemic, including business shutdowns and increased demand. As a result, we are experiencing delays in the delivery of sensors needed for new deployments and updates or repairs of existing assets, and we may experience higher costs to procure the sensors required for our solutions. While we believe these delays are temporary and we are able to take some steps to mitigate the impact of these delays, we may not be able to deploy, update or repair our gunshot detection solutions as expected. If we are unable to deliver our solutions or update or repair existing assets or if we incur higher than expected costs to do so, our revenues may not grow as expected and our business may be adversely impacted.

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

We reached our first full year of net income in 2019; prior to that, we posted a net loss in each year since inception. As of September 30, 2021 we had an accumulated deficit of $95.5 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

In addition, in 2011 the Federal Bureau of Investigation’s (the “FBI”) Criminal Justice Information Services Division (the “CJIS”) issued the CJIS Security Policy, a set of standards for organizations that access criminal justice information (“CJI”). CJIS developed this policy to better protect the data it delivers to federal, state and local law enforcement agencies, from services like the National Crime Information Center, the Integrated Automated Fingerprint Identification System and the National Incident Based Reporting System. The policy is also designed to protect CJI that comes from sources other than the FBI. As part of the process of implementing ShotSpotter Investigate for a customer, we will have to complete a rigorous application process to become an approved CJIS compliant vendor. While this CJIS compliant vendor approval process is based upon the FBI’s CJIS Security Policy, a separate process will have to be completed in each state where ShotSpotter Investigate will be implemented.

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

Our reputation and our business may be harmed by inaccurate reporting or by an incomplete understanding of our solutions, which negative publicity could have an adverse impact on new sales or renewals or expansions of coverage areas by existing customers, which would adversely impact our financial results and future prospects. For example, a recent report by the MacArthur Justice Center at the Pritzker School of Law at Northwestern University questions the accuracy of our gunshot detection solutions. In addition, VICE Media, LLC (“VICE”) published a podcast, a series of tweets and an article July and August 2021 that falsely accused us of illegal behavior, which has had a material adverse effect on our business. We are pursuing a defamation lawsuit against VICE, the outcome of which cannot be assured. The fact that we are pursuing a defamation lawsuit against VICE may mean more attention is drawn to VICE’s publications during the pendency of the litigation than would otherwise be the case.

Economic uncertainties or downturns, or political changes, could limit the availability of funds available to our customers and potential customers, which could materially adversely affect our business.

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, terrorist attacks and infectious disease outbreaks, such as the COVID-19 pandemic, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we increased to $20.0 million in August 2020 and which we intend to use for general working capital purposes. As of September 30, 2021, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

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

Approximately 81% of our installed ShotSpotter sensors use fourth-generation Long-Term Evolution (“LTE”) wireless technology and 19% use third-generation (“3G”) cellular communications. Our U.S. wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services. As our wireless carriers phase out their 3G services or make changes to their spectrum allocation, we may experience reduced service performance, which may require us to replace our 3G sensors sooner than planned. Accelerated bandwidth changes by our carriers may require us to accelerate the upgrade of our 3G sensors prior to the end of 2022, which would accelerate the costs associated with the upgrade. Additionally, current delays in the supply chain for semiconductor chips are impacting the timely delivery to us of the sensors required to make these upgrades. If we are unable to make these upgrades, we could experience disruptions in our ability to provide our solutions, which would adversely impact our business. These sensor replacements will require significant capital expenditures, which are estimated to be approximately $5.0 million in total and may reduce our gross margins and also divert management’s attention and other important resources away from our customer service and sales efforts for new customers.

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

As of September 30, 2021, we had federal net operating loss carryforwards (“NOLs”) of approximately $80.4 million, of which $75.5 million will begin to expire in 2026, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of December 31, 2020, we also had state NOLs of approximately $51.1 million, which will expire, if not utilized, between 2021 through 2039. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as a 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of September 30, 2021 we had 37 issued patents directed to our technologies, 34 are granted in the United States, as well as one granted patent in Israel, one granted patent in Mexico and one granted in the European Union. The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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
•
negative publicity, including false information, regarding our solutions; and
•
media misperception of our sales and customer relationships, including press announcements or media mentions of future sales that may be misleading or inaccurate.

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

In May 2019, our board of directors adopted a stock repurchase program for up to $15 million of our common stock, of which $11.9 million had been utilized as of September 30, 2021, leaving $3.1 million remaining. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None

(b) None.

(c) Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1, 2021- July 31, 2021	—	—	—	$3,992
August 1, 2021- August 30, 2021	—	—	—	$3,992
September 1, 2021- September 30, 2021	26,404	$34.75	26,404	$3,074
Total	26,404		26,404

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

Item 6. Exhibits

A list of exhibits is set forth below.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017
10.1	Lease Agreement between Washington Township Health Care District and ShotSpotter, Inc., dated August 16, 2021					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

SHOTSPOTTER, INC.

Date: November 12, 2021	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: November 12, 2021	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer