Form 10-K
period 2021-12-31
SHOTSPOTTER, INC
filed 2022-03-29
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered independent public accounting firm that prepared or issued its audit report ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a closing price of $48.77 per share of the Registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2021 was $561,021,062

The number of shares of Registrant’s common stock outstanding as of March 23, 2022 was 12,141,632

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June, 22, 2022, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2021.

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
•
our ability to increase revenues, which has been impacted by supply chain disruptions and delays;
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
•
We have not been profitable recently and may not achieve or maintain profitability in the future.
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

•
Systems and Organizations Controls 2 ("SOC2") and Criminal Justice Information Services (“CJIS”) requirements could potentially cause obligations that we are not able to completely perform which could adversely affect our reputation and sales, as well as the availability of our solutions in certain markets.

PART I.

Item 1. BUSINESS

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Respond, is the leading outdoor gunshot detection, location and alerting system. Our gunshot detection solutions are trusted by law enforcement agencies in over 125 cities as of December 31, 2021. Our patrol management software, ShotSpotter Connect, uses artificial intelligence-driven analysis to help strategically plan directed patrols and have consistent use of tactics to deter a broad set of crime types. Our security solutions, ShotSpotter SecureCampus, and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities, corporate campuses, big-box retail, malls and key infrastructure or transportation centers mitigate risk and enhance security by notifying authorities of potential outdoor gunfire incidents, saving critical minutes for first responders to arrive. ShotSpotter Investigate, adds case management to our expanding suite of precision policing technology solutions and provides agencies with a cloud-based investigative digital case folder and analytical and collaboration tools to improve case closure rates. In 2019, we created a new technology innovation unit, ShotSpotter Labs, to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment.

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution is also sold on a subscription basis. As of December 31, 2021, ShotSpotter Respond, ShotSpotter SecureCampus and ShotSpotter SiteSecure had coverage areas under contract for 911 square miles, of which 881 square miles had gone live. Coverage areas under contract included over 125 cities and 14 campuses/sites across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. Most of our revenues are attributable to customers based in the United States.

Since our founding 26 years ago, ShotSpotter has been and continues to be a purpose-led company. We are a mission-driven organization that is focused on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing them solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation equally to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

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

The communities in which gun violence occurs suffer significant economic loss. A 2017 report by the Urban Institute, which studied the effect of gun violence in Minneapolis, Minnesota, Oakland, California and Washington, D.C., noted that the perceived risk of gun violence imposed heavy social, psychological and monetary damages in communities, including fewer jobs and lower economic vitality. The study concluded:

•
In Minneapolis, each additional gun homicide in a given year was statistically correlated with 80 fewer jobs.
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

Low Case Closure/Victim Resolution Problem

According to a report published by Statista Research Group in 2020, homicide clearance rates in the United States averaged 61% in 2020. Too many suspects do not face the consequences and are free to commit additional crimes while victims and their families suffer without closure. Police use a mix of manual, homegrown and limited function record management system ('RMS') modules for case management. To solve cases, detectives must access multiple, siloed sources of data with limited automation tools for analytical support or collaboration. We believe investigative case management can significantly benefit from greater automation to improve clearance rates and solves cases faster.

Our Vision

We see a world where data is converted into actionable intelligence thereby enabling police departments to implement modern 21st century policing practices. These practices can help police be more efficient directing law enforcement interventions toward the few that commit crimes and more effective in building community trust and engagement while co-producing public safety outcomes. We believe the ShotSpotter Precision Policing Suite of

Solutions can be a valuable set of tools in implementing 21st century policing practices. Our solutions include ShotSpotter Respond, ShotSpotter Connect and ShotSpotter Investigate which launched in July 2021.

ShotSpotter Respond

ShotSpotter Respond, our acoustic gunshot detection technology offered as a public safety solution, serves cities and municipalities seeking to identify, locate and deter persistent, localized gun violence by incorporating a real-time gunshot detection system into their policing systems. ShotSpotter Respond is used by local police departments and a version of ShotSpotter Respond, branded as SiteSecure and SecureCampus is used by security personnel in the protection of critical assets such as colleges, universities and commercial campuses.

Our gunshot detection solutions consist of highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors designed to detect outdoor gunfire. The speed and accuracy of our gunfire alerts enable law enforcement and security personnel to consistently and quickly respond to shooting events including those unreported through 911, which can increase the chances of apprehending the shooter, providing timely aid to victims, and identifying witnesses before they scatter, as well as aid in evidentiary collection and serve as an overall deterrent. When an impulsive sound is detected by our sensors, our system precisely locates where the incident occurred, and if it determines there is a possibility the sound was caused by gunfire, sends its data for human review to analyze and validate the incident. An alert containing a location on a map and critical information about the incident is sent directly to subscribing law enforcement or security personnel through an internet-connected computer or iPhone or Android mobile devices.

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

When the data reaches our cloud servers, our software assesses whether three or more of our outdoor sensors detected the same sound impulse and, if so, finds the location coordinates of the sound source based on the time of arrival and the angle of arrival of the sound using the technique of multilateration. The accuracy of the coordinates derived from our proprietary software is significantly improved when, as is typically the case, more than three sensors participate. We deploy our sensor arrays such that, on average, six to eight sensors participate in the detection of a gunshot.

After the software determines the location of the sound source, our machine classifier algorithms analyze the pulse features to filter out sounds that are unlikely to be gunfire. Our algorithms consider pulse features, the distance from the sound source, pattern matching and other heuristic methods to evaluate and classify the sound. The machine classifier algorithm is periodically trained and validated against our large database of known gunfire and other community sounds that are impulsive in nature. We continue to add new data to our machine learning database from the incidents reviewed by our incident review specialists in our IRC process. Incidents that are determined by the machine classifier algorithms to be obviously non-gunfire are filtered out and not presented for human classification.

All incidents not filtered by our machine classifier algorithms are sent to the incident review specialists in our IRC for analysis and human classification. Along with confirming an incident is potentially gunfire, our incident review specialists also annotate the alerts with additional information that may be helpful to first responders, such as the possibility of multiple shooters or use of a high-capacity or fully automatic weapon. Incident notifications are sent when the incident is confirmed as gunfire by one of our incident review specialists. Alerts are delivered using push notifications to our mobile, desktop or browser applications, email, or SMS text messages. The time from a report of an outdoor trigger-pull to a notification being sent to our customers is typically 45 seconds or less.

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

Our sensors are designed and tested against international standards for installation in unprotected outdoor environments. Special consideration is given to minimize the sound of wind, rain and hail, which could otherwise limit the range of detection and produce false results. Environmental condition tests performed on the sensors include temperature cycling, temperature soak, shock, vibration, and salt, fog and moisture ingress protection.

We typically design and deploy arrays of 20 to 25 sensors per square mile taking into consideration the unique acoustic environment in which we are deploying. The cumulative experience of deploying in various cities with different acoustic properties has provided a distinct advantage in tailoring our sensor arrays to perform at high levels. We have full telemetry to each sensor that provides detailed data to our system to monitor each sensor’s health and availability. Sensor firmware is maintained with over-the-air updates. Because we design our networks with a certain amount of redundancy to ensure durability, in our sensor arrays, multiple sensors can be offline at any given time without affecting the overall performance of the system.

Incident Review Center- Classification

Our IRC operates 24 hours a day, seven days a week, 365 days a year. When a loud impulsive sound triggers enough of our outdoor sensors that an incident is detected and located, audio from the incident is sent to our IRC via secure, high-speed network connections for real-time confirmation. Within seconds of an incident, one of our incident review specialists analyzes audio data and recordings of the potential gunfire. When gunfire is confirmed, our IRC team sends an alert directly to emergency dispatch centers and field personnel through a computer or mobile device with access to the Internet. This process typically takes less than 45 seconds from the report of the gunfire incident. Alerts include:

•
the precise location of gunfire, including both latitude/longitude and approximate street address;
•
the number and exact time of shots fired;
•
if detectable, the involvement of multiple shooters; and
•
if detectable, the use of fully automatic or high-capacity weapons.

Our IRC operates primarily out of our principal facilities in Newark, California and Washington, DC and receives audio from incidents detected by our outdoor sensors regardless of where such incidents occur. Although our IRC normally operates from our offices, our trained personnel can perform IRC functions from any location that has a high-speed internet connection. During the COVID-19 pandemic, which continues worldwide, IRC personnel have performed their job function from our IRC facilities and/or remote locations.

Gunshot Detection Alerts

Our alerts are delivered in the following forms:

Real-Time Alerts

Our IRC sends real-time notifications of outdoor gunfire incidents to the ShotSpotter Dispatch application, which is specifically designed for emergency communications centers, dispatch centers, and other public safety answering points.

The ShotSpotter Respond alert received by the ShotSpotter Dispatch application includes a unique identification number (Respond ID number), a precise time and date of the gunfire (trigger time), approximate street address of the gunfire, number of shots and police district and beat identification. One of our incident review specialists may add other contextual information related to the incident such as the possibility of multiple shooters, or high-capacity or fully automatic weapons.

The 911 dispatcher may add their own notes relating to the incident in which case the notes are time- and date-stamped and indicate the operator’s identification. A comprehensive audit trail of all changes to the incident is maintained that includes the time the alert was received and acknowledged by the dispatcher. These data may be used to measure KPIs by dispatch personnel.

ShotSpotter Respond

We also offer a robust Respond application for use by patrol officers and security personnel that is available on iPhone or Android mobile devices and computers installed in patrol vehicles. This application allows field personnel to directly receive alerts of outdoor gunshots and related critical information. The alert includes a unique identification number (Respond ID number), a precise time and date of the gunfire (trigger time), nearest street address to the location of the gunfire, number of shots and police district and beat identification. One of our incident review specialists may add other contextual information related to the incident such as the possibility of multiple shooters, or high-capacity or fully automatic weapons. In addition, the dispatcher may add their own notes. The alert also includes an audio snippet of the incident.

Mobile Device Support-Apple iOS and Android-phones/tablets and watches

Related Applications and Services

ShotSpotter Insight

All historical incident data in our database can be viewed, searched, sorted, and filtered using our ShotSpotter Insight application. The Insight application can create an investigative lead summary report that describes the specifics of a single incident as reported by the IRC staff or a multiple incident report that lists groups of such incidents. Complex filters may be defined using multiple search criteria and the filters named and saved for recurring use. Incident data may be exported for use in third-party applications such as Excel, currently the tool of choice for police department crime analysts.

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

Detailed Forensic Reports and Certified Expert Witness Services

As part of our solution, we offer Detailed Forensic Reports (“DFRs”). These provide law enforcement personnel and prosecutors with comprehensive, court-admissible analysis of a shooting incident, including the gunfire audio. We also offer expert witness testimony to introduce the forensic analysis of the DFRs at trial and to provide technical expertise regarding our technology. Our forensic evidence has been admitted in over 200 criminal prosecutions throughout the United States. Our forensic analyses have been found to be admissible in numerous states, under both the Frye and Daubert expert testimony standards, including Minnesota, Nebraska, Pennsylvania, California, Missouri, New York, Colorado, Indiana, and New Jersey.

ShotSpotter

City	Metropolis, US	Incident #	54321
Zone	MetropolisCityNorth	Docket/File #	21-CR-54321-A
Ref. Date	01 JAN 2021	Case Name	State v John Doe
Cust. Ref#	21-12345-01	Report Date	01 JAN 2021

DETAILED FORENSIC REPORT

Shooting Description

At 22:18:49 (10:18:49 PM) hours on January 01, 2021, ShotSpotter detected a Multiple Gunshot incident in Metropolis, US. ShotSpotter recorded the event as Incident# 54321 and located it at 1234 Main St.

Position with Respect to the Coverage Area

Search
10
UNIVERSITY SOUTH
MIDTOWN
ShotSpotter Insight™

FIGURE 1.0

ShotSpotter City: displays Metropolis, US at the time of the incident. The map pin indicates the location of the shooting incident.

For more information, email support@shotspotter.com, call 888.274.6877 or +1.510.794.3144. © 2019 ShotSpotter, Inc. All rights reserved. ShotSpotter® and the ShotSpotter logo are registered trademarks of ShotSpotter®, Inc.

1

City	Metropolis, US	Incident #	54321
Zone	MetropolisCityNorth	Docket/File #	21-CR-54321-A
Ref. Date	01 JAN 2021	Case Name	State v John Doe
Cust. Ref#	21-12345-01	Report Date	01 JAN 2021

Site-specific Acoustics

The depicted audio waveforms below, visually represent the incident audio that was recorded by, and downloaded from different sensors. Each sensor number also indicates the calculated distance from that sensor to the incident location. (Click the images to play the audio from each sensor.)

Amplitude, mV
1000.0
500.0
0.0
-500.0
-1000.0
-1246.6
0.000
0.500
1.000
1.500
2.000
2.500
3.000
3.500
4.000
4.500
5.154

Sensor 22 (123m) Incident# 54321

Amplitude, mV
1000.0
500.0
0.0
-500.0
-1000.0
-1246.6
0.000
0.500
1.000
1.500
2.000
2.500
3.000
3.500
4.000
4.500
5.154

Sensor 5 (123m) Incident# 54321

Amplitude, mV
1000.0
500.0
0.0
-500.0
-1000.0
-1246.6
0.000
0.500
1.000
1.500
2.000
2.500
3.000
3.500
4.000
4.500
5.154

Sensor 3 (123m) Incident# 54321

For more information, email support@shotspotter.com, call 888.274.6877 or +1.510.794.3144. © 2019 ShotSpotter, Inc. All rights reserved. ShotSpotter® and the ShotSpotter logo are registered trademarks of ShotSpotter®, Inc.

8

ShotSpotter Respond Results and Benefits

•
Expedited Response to Gunfire. In 2021, we issued over 250,000 gunshot alerts to our customers. In areas where gun violence is persistent, we believe most gunshots are not otherwise reported. Even when calls are made, many callers are unable to provide a location of the gunshot or other relevant details. Human response time to unfolding violence often delays calls for several minutes in circumstances where response time can be critical. By contrast, our solutions typically alert emergency dispatch centers and field personnel within 45 seconds of the report of the gunfire incident and provide an exact location, enabling them to respond faster and to a specific location. The ability to respond more quickly increases the chances of apprehending the shooter and assisting victims of violence, in addition to aiding in evidence collection.
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

1 Omaha PD statistics from NE district where ShotSpotter is deployed (2011-2019)

2 Pittsburgh.org City Crime Rates Drop Again. January 30, 2020

3 NBC WITN. January 22, 2020

4 ShotSpotter found to reduce gun violence in 2020. Fox 4. February 26, 2021

ShotSpotter Connect

Law enforcement agencies are increasingly facing challenges in maintaining a functional level of staffing due to early retirements and a more limited ability to recruit new officers. ShotSpotter Connect helps address this new reality by helping agencies make their largest cost center – patrol – more efficient and effective in reducing crime and better engaging with the community.

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

ShotSpotter Connect - directed patrol areas and initiation of patrol sessions with tactics and timer

ShotSpotter Connect uses AI-driven analysis to direct officers to patrol a location within their beat that is likely to have the highest risk for crime during their shift. A timer guides officers to patrol this area for a short period of time, often 15 minutes, to create a deterrent effect that can last for hours. ShotSpotter Connect collects time, place, and tactic data from all directed patrol sessions which can be analyzed to determine the impact on crime as well as provide a level of oversight that can be used to optimize future assignments, policies, and strategies.

The system combines carefully selected historical crime data that is less susceptible to enforcement bias ingested through the agency RMS feeds along with objective temporal, location and event-based inputs including ShotSpotter data for cities that use our ShotSpotter Respond solution, to create crime risk assessments. The system ingests multiple years’ worth of agency data and is “trained” using machine learning to determine correlations across variables. The models are then tested against recent crime data to calibrate forecast accuracy. We believe these light-touch, non-enforcement tactics help agencies interact with the community in a more standardized, positive and respectful manner.

Results and Benefits:

•
Directed patrol planning to maximize crime deterrence
•
Non-enforcement tactics guidance by crime type
•
Reports on officer activity for impact and accountability
•
Better community engagement.

Impact of ShotSpotter Connect on Crime

Source: early version of ShotSpotter Connect in side-by-side test - Greensboro, NC 2015

ShotSpotter Investigate

We acquired the CrimeCenter investigative case management solution in November 2020. We reconfigured and integrated the product to create the ability to use gunfire incident data from ShotSpotter Respond to populate cases automatically and launched the solution as ShotSpotter Investigate in July 2021.

The average homicide clearance rate for the five years ending December 31, 2020 was 61% nationally. This means that in 39% of cases the suspect is not held accountable and is free to commit another crime while victims’ families don’t get closure. A low clearance rate is a self-perpetuating problem for a law enforcement agency. The problem starts when detectives can’t quickly close cases and clear up their case load, while they continue to catch new ones. Soon they are overloaded with cases and as they attempt to juggle a high caseload they get spread too thin and then leads start to slip through the cracks and the opportunity to solve the case diminishes. In the longer term, this can create a moral problem within the investigative arm of the agency and they are exposed to losing experienced detectives. This exacerbates the low clearance rates meaning victims are denied justice and the mistrust of law enforcement increases.

The most common tools that departments use to manage, track and solve cases range from purely manual to homegrown to limited function RMS modules or a mix of these. These approaches lack robust collaboration features, have poor data security features and the inability for supervisors to track case progress. We believe there is an opportunity to bring a complete digital case management solution to the market to help improve clearance rates of all crime types and accelerate solvability under the ShotSpotter brand and sell to both our installed base and new customers.

ShotSpotter Investigate provides a complete case management solution for detectives and supervisors in local, state and federal law enforcement agencies. It has been used by the New York Police Department for years at scale by thousands of officers as an on-premises solution. The solution provides:

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

How ShotSpotter Investigate Works

Investigate
Interactions
Incidents
Investigations
Intelligence
Integrity
Analytics
Other
Link Analysis

ShotSpotter Investigate™

- CLOUD-BASED SOLUTIONS
- SECURITY MEASURES*
- COMMUNITY INTERACTION PORTAL

Centralized Investigative Solution

Investigate provides a centralized platform for ALL investigations within an agency and allows for collaboration internally and with the community.

This includes criminal cases, narcotics, professional standards, intelligence and more.

Operational Awareness and Insight

Investigate's interactive analytics give agencies greater operational insight into investigator workload, case status, and clearance rates.

Courtroom-Ready Cases

Investigate streamlines the process for hand off to prosecution packaging all evidence into a secure electronic file.

The service is run on AWS GovCloud, which is CJIS, FedRAMP, ISO 27001, SOC2, SOC3, and DoD SRG certified; Multi-factor authorization (MFA) is mandated for all users; Compliant with CFR 28 Part 23.

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

Based on data from the 2018 the Federal Bureau of Investigation's (the "FBI") Uniform Crime Report, we estimate that the domestic market for our public safety solution consists of the approximately 1,400 cities that had four or more homicides per 100,000 residents in 2016. The Uniform Crime Report includes information reported directly to the FBI by 18,000 city, university and college, county, state, tribal and federal law enforcement agencies. We believe that four or more homicides per 100,000 residents represents a significant gun violence problem. We estimate that a customer in this market could invest an average of approximately $400,000 per year for ShotSpotter Respond. In 2020, we also started focusing on smaller cities that may not be included in the 1,400 cities list and expects this could add another several hundred potential customers. These customers, being smaller cities, could invest on average of approximately $50,000 to $100,000 per year for ShotSpotter Respond.

Based on data made available by the National Center for Education Statistics and the Federal Aviation Administration, we believe that the domestic market for our security solutions includes approximately 5,000 college campuses and airports. We estimate that, on average, a customer in this market could invest approximately $50,000-$75,000 per year for one of our security solutions. In addition, we believe that there exists a broader market for our security solutions that include, primarily the outdoor areas of college campuses and airports outside of the United States as well as large corporate campuses, train stations and other highly-trafficked areas worldwide. In 2021, we focused more on commercial opportunities, initially targeting certain major companies and their associated locations, such as their corporate offices and potentially even parking areas for major “big-box” retailers. Investments by customer in this market for our security solutions are still being evaluated but could be similar or even greater than those made by our larger city customers.

Outside of the United States, we estimate that the market for ShotSpotter Respond includes approximately 200 cities in Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. We estimate that a customer in this market could invest an average of approximately $1.0 million per year for our public safety solution. We estimate the average investment amounts for prospective customers based on our experience with existing customers, our anticipated demand for our solutions and the corresponding coverage areas that we expect prospective customers would elect to cover with our solutions.

We believe there is demand for ShotSpotter Connect both within our existing ShotSpotter Respond customer base and within a broader set of police departments that are not ShotSpotter customers today. We estimate that the market for our ShotSpotter Connect solution includes approximately 1,500 cities, based on cities that have a population above 25,000 people. We expect that, on average, a customer could invest approximately $50,000-$100,000 per year for our ShotSpotter Connect solution. We expect that ShotSpotter Connect may also be needed by thousands of potential international customers as well, who could invest over $100,000 per year for the solution.

We also believe there is demand for a robust tool that would empower law enforcement agencies to solve more crime and close more cases. Every law enforcement agency has the duty and mandate to document and investigate alleged crimes in order to hold perpetrators accountable and provide resolution for victims. Unfortunately, the options to do this in a digitized and automated way are generally lacking. We believe ShotSpotter Investigate offers the most complete investigative case management solution on the market that has been proven to be effective with one of the leading law enforcement agencies in the country. We estimate the market for our solution consists of over nearly 3,000 local, state and federal agencies in the United States and potentially thousands internationally. We expect that, on average, United States customers could invest approximately $100,000 per year for our ShotSpotter Investigate solution and international customers could invest approximately $500,000 per year.

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
•
Expand ShotSpotter Respond Revenue within Our Existing Customer Base. As customers realize the benefits of our solutions, we believe that we have a significant opportunity to increase the lifetime value of our customer relationships by expanding coverage within their communities through a “land and expand” strategy. For example, of our ShotSpotter Respond customers, approximately 43% have expanded their coverage areas from their original deployment areas by an average of almost nine square miles as of December 31, 2021. Our overall revenue retention rate was 125% for 2021 and was over 100% for each of 2020 and 2019.
•
Expand Our International Footprint. With only two currently deployed ShotSpotter Respond customers outside of the United States in South Africa and the Bahamas, we believe that we have a significant opportunity to expand internationally. We estimate that the market outside the United States for our public safety solutions includes approximately 200 cities in the European Union, Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. In addition, we believe that there is a market for our security solution, ShotSpotter Connect and ShotSpotter Investigate outside the United States. We intend to increase our investment in our international product, sales and marketing efforts to penetrate new geographies over the coming years.
•
Drive Additional Revenue per Customer with the Development or Acquisition of New Products and Services. We are transforming the company from a domestic acoustic gunshot detection company to a global precision policing technology solutions company. We evaluate opportunities to develop or acquire complementary products and services. For example, our acquisition of HunchLab, renamed ShotSpotter Connect, in 2018 provides an opportunity to increase our revenue per customer with a related and value-added technology that helps deter crime through strategically planned patrols. Our 2020 acquisition of LEEDS, LLC ("LEEDS") provides entry into a comprehensive investigative case management solution. Our current approach is to leverage trusted relationships with current customers to drive initial adoption and increase revenue and lifetime value per customer.
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
•
Grow Our Security Business. We have developed our ShotSpotter SecureCampus solution for universities and other educational institutions. We have also developed ShotSpotter SiteSecure for customers such as corporations trying to safeguard their employees, customers, brand and profits, and public agencies focused on protecting citizens in venues such as train stations, airports and highways. As of December 31, 2021, we had 14 ShotSpotter SecureCampus and ShotSpotter SiteSecure customers. While we will still plan to sell to educational institutions, we are shifting our primary focus to highways and certain commercial customers.

ShotSpotter Labs

ShotSpotter Labs houses our advanced technology efforts to adapt and extend our commercial technology to address significant wildlife and environmental issues. Our current focus is on combating rhino poaching in Kruger National Park, South Africa and blast fishing that threatens coral reefs and food security in Southeast Asia. We have been able to collect revenues from philanthropic entities to cover direct and indirect costs. Innovations have made their way back into our commercial business such as the development of a solar-powered sensor from the Kruger deployment, that technology is similar to those now being used for our freeway deployment.

The use of guns to poach rhinos is a significant environmental concern in Africa where the horn of a single rhino can be worth hundreds of thousands of dollars. In the vast expanse of Kruger National Park, most poaching incidents go undetected with carcasses found days or weeks after the fact. The problem is particularly acute in that due to cumulative impact of years of poaching the rhino population is on the tipping point of becoming extinct as a species. ShotSpotter Labs is deployed in 100 square kilometers of inside the Intensified Protection Zone (IPZ) where 60% if the world's remaining rhinos live.

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

The potential decline in fish catch which is the protein source for approximately 1 billion coastal residents is a strategic food security issue. In addition, coral reefs form the basis of coastal and marine tourism, a valuable national income sector. It is estimated that, coral reefs around the globe provide services valued between US $172 to $375 billion annually. Reefs must be protected for economic sustainability and food security. Our work in the Coral Triangle also known as the Amazon Forest of the Ocean has shown some promising results. The precise detection and alerting of incidents of fish blasting provides a real time awareness to the extent of fish blasting and helps target enforcement interventions designed to deter and prevent fish blasting activities.

Customers- Revenue Model

We generate annual subscription revenues from the deployment of our public safety and security solutions on a per-square-mile basis. As of December 31, 2021, we had coverage areas under contract of 911 square miles in the aggregate, of which 881 miles have gone live, which included over 125 cities and 14 campuses and other sites across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. Since transitioning our public safety business to the ShotSpotter Respond subscription model in 2011, we have added over 90 new ShotSpotter Respond customers, but only 14 such customers have terminated service, two of which were terminated due to hurricane damage in 2017, and both Puerto Rico and U.S. Virgin Islands have returned as customers before the end of 2020. For the year ended December 31, 2021, our two largest customers, the City of New York and the City of Chicago accounted for 28% and 14% of the Company’s revenues. For the year ended December 31, 2020, our two largest customers, the City of Chicago and the City of New York accounted for 18% and 15% of our revenues, respectively. For the year ended December 31, 2019, our two largest customers, the City of Chicago and the City of New York accounted for 20% and 14% of our revenues, respectively.

Go-To-Market

We sell our solutions through our direct sales teams. Our sales teams focus on both new customer acquisition, customer renewal, add-on sales, and coverage expansion. Our sales team identifies communities with the opportunity to benefit from our solutions, communicates with key stakeholders, navigates the challenges associated with our customers’ complex funding and procurement cycles, and establishes a foundation for a successful customer relationship. In addition, our sales team works with customers to identify and procure funds from alternate sources, including state and federal government grants. Our security solutions sales efforts focus primarily on highways, and corporate campuses, national retailers, and in some cases, stadiums, arenas, and venues supporting large groups of employees and/or patrons. We intend to continue to invest in building a global sales organization as we further penetrate the market for ShotSpotter Respond and expand the customer base for our security solutions.

Marketing

Our marketing function has several focus areas, with demand generation being the largest investment. It is designed to drive a new and qualified pipeline for the sales team. The program consists of a series of targeted email, digital and offline campaigns to key personas in prospective agencies, as well as influencers, to drive interest in our Precision Policing suite of products. This effort is supplemented by a new content marketing capability to target search engine keywords that buyers are using to raise the ranking of relevant digital content the company is now producing in greater quantities to educate them on our products. The awareness efforts are supported by a team of sales development representatives who make outbound calls to further drive interest and qualify leads. Conversions from marketing leads to sales qualified opportunities continue to increase as the team has gained more experience and tested various approaches. The demand generation efforts are tracked and measured with a robust marketing technology automation platform.

In 2021, the team expanded its strategic communications capacity in response to assertions made by the media and certain organizations about our gunshot detection product. We refuted the media's assertions by educating them on the facts, and encouraged third parties that are familiar with ShotSpotter, including doctors, academics, community group leaders, and police agencies, to proactively state their actual experiences with the technology. In general, due to the high visibility of shootings, the media’s interest in covering them, and ShotSpotter’s key role in alerting police for a quick response to these events to save lives, we benefit from significant broadcast, online and print press that is generated at little to no cost. Members of the media have access to a self-serve, comprehensive media kit to easily capture video and photos that depict the service and its benefits in a compelling fashion to enhance broadcast TV segments and print/online articles. This exposure creates awareness for our solutions and lends credibility to our market leadership position.

In the areas of content and branding, we leverage our customer base to create a growing catalog of success stories, videos and articles that convey the value of our solutions to prospective customers, often with tangible examples and aggregated data on results. We continue to expand the breadth and depth of our content library that is on display primarily in the Resource Center and Results page of our website and make the information easier to find and share for prospective customers and influencers.

Research and Development

We focus our research and development efforts on enhancing our advanced signal processing and classification algorithms, updating our sensor hardware technology, reducing manufacturing costs, developing mobile, web and desktop applications, evolving our cloud-deployed back-end infrastructure and integration with “smart cities” initiatives. ShotSpotter Connect crime forecasting uses machine learning and has led to additional investment in data science resources. As of December 31, 2021, we had 44 employees in our research and development organization. In addition, we engage in research and development activities with manufacturing partners and outsource certain activities to engineering firms to further supplement our internal team.

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

ShotSpotter Respond Competitors

ShotSpotter Respond is unique because it provides scalable wide area gunshot detection over large and geographically diverse areas, provides immediate and precise data on gunfire, helps communities define the scope of illegal gunfire, and provides cities with detailed forensic data for investigation, prosecution and analysis. While we are not aware of any direct competitors offering wide-area solutions comparable to ShotSpotter Respond, we believe the primary competitors in the broader gunfire detection space are V5 Systems, Safety Dynamics, Inc., Wi-Fiber, Inc., Databouy, EAGL Technology, Alarm.com and Flock Safety.

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

ShotSpotter SiteSecure and ShotSpotter Secure Campus Competitors

Our security solutions operate in a highly competitive environment. In addition to other gunfire detection companies, we may face competition from companies offering alternative security technologies, such as video surveillance, access control, alarm and lighting systems. The direct competitors for security solutions include the Alarm.com, Safety Dynamics Inc., V5 Systems, EAGL, Wi-fiber, AmberBox, Inc and Flock Safety. We believe none of our security solutions competitors is able to offer the comprehensive outdoor coverage we offer.

ShotSpotter Connect Competitors

ShotSpotter Connect operates in a developing and potentially competitive environment. The direct competitors to our Connect solution include Geolitica, Inc. and may include CAD providers and other third-party solutions providers, such as CentralSquare Technologies, Mark 43, Genetec, Inc., and Motorola Solutions, Inc. In addition, we may face competition from companies offering alternative solutions as well as solutions developed internally by our customers.

Case Management Solution Competitors

There are many competitors in the market for investigative case management. The direct competitors include companies offering a case management module as part of their RMS such as Mark43, Tyler, and Soma Global. There are several purpose-built case management solutions such as Kaseware and CaseClosed. Also, many agencies use manual or homegrown methods. We believe that our solutions are superior in terms of comprehensiveness of functionality, analytical and collaboration tools, workflow process and proven effectiveness at scale. We also believe the market suffers from a lack of awareness and understanding of what is available from vendors for this type of solution and that our brand and feature-rich application has the potential to capture a sizeable piece of the market over time.

Cybersecurity

We have a robust Cyber Response Plan in place which provides a documented framework for handling high severity security incidents and facilitates coordination across multiple parts of our company. We continually enhance and improve our prevention, detection and recovery capabilities to combat cybersecurity threats. However, the threat landscape is constantly changing. As such, risk remains where a cyberattack could cause damage, loss of data or protracted downtime to us.

Intellectual Property

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws, and contractual protections in the United States and other jurisdictions.

As of December 31, 2021, we had 37 issued patents, 33 in the United States, and one each in Israel, Brazil Mexico, and the European Union.

The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023.

We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms.

Facilities

Our principal facilities consist of office space for our corporate headquarters in Fremont, California, as of December 31, 2021. We also have offices in Washington, DC and Newark, New Jersey.

We lease our facilities and do not own any real property. We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that should it be needed, suitable additional space will be available to accommodate expansion of our operations. Although most of our employees operate from our offices, normally they can perform their functions from any location. In response to the COVID-19 pandemic, most of our personnel have performed their job function entirely from home

Human Capital

Our values encourage us to be genuine, innovative, engaged and exceptional. They are built on the foundation that our people and the way we treat one another promote creativity, innovation and productivity, which spur the Company’s success. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and competitive pay and benefits to support our employees’ well-being, and to foster the growth and development of all employees. As of December 31, 2021, we employed 167 people, all of whom were based in the United States. Our total attrition rate in 2021 was less than 17%. We have not experienced work stoppages and believe our employee relations are good.

Diversity, Equity and Inclusion

Our vision is to advance diversity, equity and inclusion across the company. We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 31, 2021, women represent 31% of our employees, and underrepresented minorities, defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races, represent 47% of our employees.

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

Board Composition and Refreshment

As stated in our Corporate Governance Guidelines, our Board of Directors values diversity and recognizes the importance of having unique and complementary backgrounds and perspectives in the board room. The Board endeavors to bring together diverse skills, professional experience, perspectives, age, race, ethnicity, gender, and cultural backgrounds that reflect our customer base and the citizens served by our customers, and to guide us in a way that reflects the best interests of all of our stockholders. There are currently nine members on our Board, which will decrease to seven on the date of our 2022 annual meeting of stockholders, as a result of the previously-announced retirements of Thomas Groos and Randall Hawks from the Board. As of December 31, 2021, women represented 33% of our Board members and underrepresented minorities represented 56% of our Board.

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

Segment and Geographic Information

We operate as a single operating and reportable segment. Information about segment reporting and long-lived assets is set forth in Note 2 of our Notes to Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Total revenues generated outside the United States were derived from our customers located in South Africa and the Bahamas and were $0.9 million in the year ended December 31, 2021, and $0.7 million and $1.0 million, in the years ended December 31, 2020 and 2019, respectively. Substantially all of our non-monetary long-lived assets are located in the United States. For a discussion of risks related to our international operations, see the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K.

Corporate Information

We were formed as ShotSpotter, Inc., a California corporation, in 2001 and reincorporated as ShotSpotter, Inc., a Delaware corporation, in 2004. We also do business as “SST” pursuant to a registered trade name.

Our principal executive offices are located at 39300 Civic Center Drive, Fremont, California 94538 and our telephone number is (510) 794-3100. Our website address is www.shotspotter.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

ShotSpotter, the ShotSpotter logo, ShotSpotter Connect, ShotSpotter Respond, ShotSpotter SecureCampus, ShotSpotter SiteSecure, ShotSpotter Labs, ShotSpotter Investigate and other trade names, trademarks or service marks of ShotSpotter appearing in this Annual Report on Form 10-K are the property of ShotSpotter, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Where You Can Find More Information

You can read our SEC filings, including this Annual Report on Form 10-K, over the internet at the SEC’s website at www.sec.gov.

We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we are required to file reports, proxy statements and other information with the SEC. We also maintain a website at www.shotspotter.com, at which you may access these materials, free of charge, as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including work-from-home policies and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, these restrictions may be put back in place. These factors have negatively impacted our operations and results of operations for the year ended December 31, 2021. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be adversely impacted for the remainder of 2022, including as a result of:

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
•
Potential decrease in productivity or availability of our employees or those of our customers or suppliers due to travel bans or restrictions, work-from-home policies and orders, or vaccine requirements.

It is currently not possible to predict the magnitude or duration of the COVID-19 pandemic’s impact on our business. The extent to which the COVID-19 pandemic impacts our business will depend on numerous evolving factors that we may not be able to control or accurately predict, including without limitation:

•
the duration and scope of the pandemic, including the impact of new variants with varying degree of resistance to vaccines;
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

The COVID-19 pandemic has impacted our supply chain, which could adversely impact our business.

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
•
the concentration of our revenue in a small number of large contracts with the potential for fluctuations and delays; and
•
general economic and political conditions, both domestically and internationally.

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

Our revenues are primarily generated from subscriptions to our solutions. With the exception of a small number of legacy customers, our customers do not have the right to take possession of our equipment or software platform. Revenues from subscriptions to our software platform are recognized ratably over the subscription period beginning on the date that the subscription is made available to the customer, which we refer to as the “go-live” date. Our agreements with our customers typically range from one to three years. As a result, much of the revenues that we report in each quarter are attributable to agreements entered into during previous quarters. Consequently, a decline in sales, customer renewals or market acceptance of our solutions in any one quarter would not necessarily be fully reflected in the revenues in that quarter and would negatively affect our revenues and profitability in future quarters. This ratable revenues recognition also makes it difficult for us to rapidly increase our revenues through additional sales in any period, as revenues from new customers generally are recognized over the applicable agreement term. Our subscription-based approach may result in uneven recognition of revenues.

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

We have not been profitable recently and may not achieve or maintain profitability in the future.

We reached our first full year of net income in 2019 and had net income in 2020 as well; prior to that, we posted a net loss in each year since inception. We had a net loss of $4.4 million for the year ended December 31, 2021 and as of December 31, 2021, we had an accumulated deficit of $98.8 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•
sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•
research and development related to our solutions, including investments in our engineering and technical teams;
•
acquisition of complementary technologies or businesses, such as our acquisition of HunchLab technology in October 2018 and our acquisition of LEEDS in November 2020 and our acquisition of Forensic Logic, LLC ("Forensic Logic") in January 2022;
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

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter Respond customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our new products such as ShotSpotter Connect and ultimately ShotSpotter Investigate drives our ability to increase our revenues. Most of our ShotSpotter Respond customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate, or may even decline. During the COVID-19 pandemic and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

We are continually improving our security, compliance, and processes. Our general processes are based on the NIST-800-53 standard with some aspects also being controlled by CJIS. In 2022, we will formally audit our processes in a SOC2 type II audit. These initiatives will require fiscal and time investments. Failure to obtain a SOC2 Type 2 audit report or to be compliant with the CJIS standard could adversely affect our reputation and sales, as well as the availability of our solutions in certain markets.

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

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. Increasing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” have increased in recent years. These events may directly or indirectly affect municipal and police agency budgets, including federal funding available to current and potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

Federal stimulus funding or earnings as a result of the COVID-19 pandemic does exist; however, we do not know whether additional stimulus funding will be made available to our existing or potential customers, and many state and local governments anticipate budget shortfalls without additional funding. Further, the allocation of and prioritization of stimulus funds or earnings is uncertain and may change. There is no guarantee that additional funding will be made available to fund our solutions.

Real or perceived false positive gunshot alerts or failure or perceived failure to generate alerts for actual gunfire could adversely affect our customers and their operations, damage our brand and reputation and adversely affect our growth prospects and results of operations.

A false positive alert, in which a non-gunfire incident is reported as gunfire, could result in an unnecessary rapid deployment of police officers and first responders, which may raise unnecessary fear among the occupants of a community or facility, and may be deemed a waste of police and first responder resources. A failure to alert law enforcement or security personnel of actual gunfire (false negative) could result in a less rapid or no response by police officers and first responders, increasing the probability of injury or loss of life. Both false positive alerts and the failure to generate alerts of actual gunfire (false negative) may result in customer dissatisfaction, potential loss of confidence in our solutions, and potential liabilities to customers or other third parties, any of which could harm our reputation and adversely impact our business and operating results. Additionally, third parties may misunderstand or misrepresent what constitutes a false positive or false negative and generate negative publicity regarding our solutions. For example, a May 2021 report by the MacArthur Center for Justice appears to argue that any incident that does not result in a police report is a false positive. The perception of a false positive alert or of a failure to generate an alert, even where our customers understand that our solutions were utilized correctly, could lead to negative publicity or harm the public perception of our solutions, which could harm our reputation and adversely impact our business and operating results.

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

Our reputation and our business may be harmed by inaccurate reporting, which could have an adverse impact on new sales or renewals or expansions of coverage areas by existing customers, which would adversely impact our financial results and future prospects. For example, in July 2021, VICE Media, LLC (“VICE”) falsely accused us of illegal behavior, which has had a material adverse effect on our business. We are pursuing a defamation lawsuit against VICE, but the outcome of that litigation cannot be assured.

The role of our solutions and our personnel in criminal prosecutions or other court proceedings may result in unfavorable judicial rulings that generate negative publicity or otherwise adversely impact new sales or renewals or expansions of coverage areas by existing customers, which would adversely impact our financial results and future prospects. For instance, a court ruling limiting or excluding evidence related to information gathered through our systems or to the operation of our systems in a judicial proceeding could harm public perceptions of our business and solutions.

Economic uncertainties or downturns, or political changes, could limit the availability of funds available to our customers and potential customers, which could materially adversely affect our business.

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, geopolitical tensions, such as Russia's recent incursion into Ukraine, terrorist attacks and infectious disease outbreaks, such as the COVID-19 pandemic, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

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

Governmental agencies and private citizens have become increasingly sensitive to real or perceived government or third-party surveillance and may wrongly believe that our outdoor sensors allow customers to listen to private conversations and monitor private citizen activity. Our sensors are not designed for “live listening” and are triggered only by loud impulsive sounds that may likely be gunfire. However, perceived privacy concerns may result in negative media coverage and efforts by private citizens to persuade municipalities, educational institutions or other potential customers not to purchase our precision policing solutions for their communities, campuses or facilities. In addition, laws may exist or be enacted to address such concerns that could impact our ability to deploy our solutions. For example, the City of Toronto, Canada decided against using ShotSpotter solutions because the Ministry of the Attorney General of Ontario indicated that it may compromise Section 8 of Canada’s Charter of Rights and Freedoms, which relates to unreasonable search and seizure. If customers choose not to purchase our solutions due to privacy or surveillance concerns, then the market for our solutions may develop more slowly than we expect, or it may not achieve the growth potential we expect, any of which would adversely affect our business and financial results.

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

In addition, our IRC department personnel operate either remotely or out of our offices. Any interruption or delay in service from our IRC, such as from a communications or power outage, could limit our ability to deliver our solutions. In addition, it may become increasingly difficult to maintain and improve the performance of our solutions, especially during peak usage times as the capacity of our IRC operations reaches its limits. If there is an interruption or delay in service from our IRC operations and a gunshot is detected but not reviewed in the allotted time, our software will flag the incident for off-line review. This may result in delayed notifications to our customers and as a result, we could experience a decline in customer satisfaction with our solutions and our reputation and growth prospects could be harmed.

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

We recognize revenue on a subscription basis as our solutions are provided to our customers over time. If our services are disrupted due to natural disasters, infectious disease outbreaks, power outages or other events that we cannot control, we may not be able to continue providing our solutions as expected. For example, during the COVID-19 pandemic, certain of our employees, including our IRC reviewers, are being required to work remotely, which may negatively impact productivity of our employees and effectiveness of our solutions.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we increased to $20.0 million in August 2020 and which we intend to use for general working capital purposes. As of December 31, 2021, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

Under the Umpqua Credit Agreement, we are subject to various negative covenants that limit, subject to certain exclusions, our ability to incur indebtedness, make loans, invest in or secure the obligations of other parties, pay or declare dividends, make distributions with respect to our securities, redeem outstanding shares of our stock, create subsidiaries, materially change the nature of our business, enter into related party transactions, engage in mergers and business combinations, the acquisition or transfer of our assets outside of the ordinary course of business, grant liens or enter into collateral relationships involving company assets or reincorporate, reorganize or dissolve the company. These covenants could adversely affect our financial health and business and future operations by, among other things:

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

We are also required to maintain certain financial covenants tied to our leverage, interest charges and profitability. Our ability to meet such covenants (those negative covenants discussed in the preceding paragraph) or other restrictions can be affected by events beyond our control, and our failure to comply with the financial and other covenants would be an event of default under the Umpqua Credit Agreement. If an event of default under the Umpqua Credit Agreement, has occurred and is continuing, the outstanding borrowings thereunder could become immediately due and payable, and we would then be required to cash collateralize any letters of credit then outstanding, and the lender could refuse to permit additional borrowings under the facility. In December 2021, we obtained a waiver for the financial covenant tied to our profitability. We cannot assure you that we would have sufficient assets to repay those borrowings and, if we are unable to repay those amounts, the lender could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral, and an event of default would likely have a material adverse effect on our business.

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

We acquired LEEDS in November 2020 and Forensic Logic in January 2022 in order to enhance our precision policing platform. We will continue to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our platform and applications, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

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

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with the acquisition of and integration of LEEDS, Forensic Logic or any future acquisitions. To the extent that we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

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

We currently use third-party data center hosting facilities to host certain components of our solutions. Our operations depend, in part, on our third-party providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or communications failures, cyber incidents, criminal acts and similar events. In the event that any of our third-party facility arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience service interruptions in our solutions as well as delays and additional expenses in arranging new facilities and services. The COVID-19 pandemic and its associated travel bans and work-from-home policies may increase the likelihood of service interruptions or cyber incidents at these data center hosting facilities. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, cyber incidents or other performance problems with our solutions could harm our reputation.

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

If our security measures or those of our customers or third-party providers are compromised, or if our data or data of our customers is otherwise compromised, our solutions may be perceived as not being secure, our customers may be harmed and may curtail or cease their use of our solutions, our reputation may be damaged and we may incur significant liabilities.

Our operations involve the storage and transmission of proprietary, confidential, and sensitive data, such as gunfire incident data, including date, time, address and GPS coordinates, occurring in our customer’s coverage area. Additionally, our systems read, write, store and transfer information from third parties including criminal justice information. Access to some of this data is contingent on complying with federal and applicable state security policies, which requires background checks, the use of encryption and compliance with other information security policies.

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

Cyber incidents, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase generally, and providers of cloud-based services have been targeted. Threats to our information systems and data, and those of third parties upon which we rely, come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state-supported actors also engage in attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, and supply-chain attacks. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversions of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal information. In addition, some of our customers contractually require notification of any data security incident. Accordingly, security incidents experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity and significant costs. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. Further, the costs of compliance with notification laws and contractual obligations may be significant and any requirement that we provide such notifications as a result of an actual or alleged compromise could have a material and adverse effect on our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security incidents.

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

To the extent that required consents delay our ability to deploy our solutions or facility owners do not grant permission to use their facilities, revoke previously granted permissions, or require us to pay a site license fee in order to install our sensors, our business may be harmed. If we were required to pay a site license fee in order to install sensors, our deployment expenses would increase, which would impact our gross margins. If we cannot obtain a sufficient number of sensor mounting locations that are appropriately dispersed in a coverage area, the effectiveness of our ShotSpotter Respond solution would be limited, and we may need to reduce the coverage area of the solution. During the COVID-19 pandemic, our installation team has been unable to travel at times. Additionally, both our installation team and our third-party providers are facing greater challenges in obtaining permissions to install and in installing our sensors. To the extent our deployments are delayed for these reasons, we may not be able to meet our service level requirements, any of which could result in customer dissatisfaction or have a material adverse impact on our reputation, our business and our financial results.

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

Approximately 89% of our installed ShotSpotter sensors use fourth-generation Long-Term Evolution (“LTE”) wireless technology and 11% use third-generation (“3G”) cellular communications. Our U.S. wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we will have to upgrade the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services. As our wireless carriers phase out their 3G services or make changes to their spectrum allocation, we may experience reduced service performance, which may require us to replace our 3G sensors sooner than planned. Accelerated bandwidth changes by our carriers may require us to accelerate the upgrade of our 3G sensors prior to the end of 2022, which would accelerate the costs associated with the upgrade. Additionally, current delays in the supply chain for semiconductor chips are impacting the timely delivery to us of the sensors required to make these upgrades. If we are unable to make these upgrades, we could experience disruptions in our ability to provide our solutions, which would adversely impact our business. These sensor replacements will require significant capital expenditures, which are estimated to be approximately $4.0 million in total and may reduce our gross margins and also divert management’s attention and other important resources away from our customer service and sales efforts for new customers.

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

We rely on a limited number of suppliers and contract manufacturers. In particular, we use a single manufacturer, with which we have no long-term contract and from which we purchase on a purchase-order basis, to produce our proprietary ShotSpotter sensors. Our reliance on a sole contract manufacturer increases our risks since we do not currently have any alternative or replacement manufacturers, and we do not maintain a high volume of inventory. In the event of an interruption in our supply from our sole contract manufacturer, we may not be able to develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if one of our contract manufacturers is impacted by a natural disaster or other interruption at a particular location because each of our contract manufacturers produces our products from a single location. Although each of our contract manufacturers has alternative manufacturing locations, transferring manufacturing to another location may result in significant delays in the availability of our sensors. Also, many standardized components used broadly in our sensors are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted regional crises, issues with manufacturing facilities, or the COVID-19 pandemic, could lead to eventual shortages of necessary components. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

Some of our customers choose to integrate our solutions with certain other systems used by our customers, such as real-time LEEDS or Forensic Logic platforms or computer-aided dispatch systems. The functionality and popularity of our solutions depend, in part, on our ability to integrate our solutions into these systems. Providers of these systems may change the features of their technologies, restrict our access to their applications or alter the terms governing use of their applications in an adverse manner. Such changes could functionally limit or terminate our ability to use these technologies in conjunction with our solutions, which could negatively impact our customer service and harm our business. If we fail to integrate our solutions with applications that our customers use, we may not be able to offer the functionality that our customers need, and our customers may not renew their agreements, which would negatively impact our ability to generate revenues and adversely impact our business.

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

Our outdoor sensors are acoustic devices that are designed to recognize impulsive sounds that are likely to be gunfire. ShotSpotter sensors do not use high gain, directional or other specialized microphones, or have the ability to live stream audio. Typically, sounds, noises or voices captured on the secure sensors are cached temporarily but are written over and permanently deleted within 30 hours. When a sensor is triggered by a loud impulsive sound, it creates what we refer to as a potential gunshot “incident” that contains a recording, which includes no more than one second before the incident and one second after the incident. This incident audio snippet is preserved indefinitely for potential evidentiary use. We also use information collected to support, expand and improve our software algorithms as well as our gunfire detection and notification methods.

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

In addition, states are beginning to adopt and consider proposals for new comprehensive privacy laws and regulations. While these laws vary, they generally require companies to implement privacy policies and security measures, permit users to access, correct and delete personal information, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. For example, California enacted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for statutory damages in connection with certain data breaches. Further, the California Privacy Rights Act, or CPRA, will expand the CCPA when it takes effect on January 1, 2023. Among other things, the CPRA will introduce data minimization and storage limitation requirements and create a new regulatory agency to implement and enforce the law. Virginia and Colorado have similarly enacted comprehensive privacy laws, the Consumer Data Protection Act and the Colorado Privacy Act, which are similar to the CCPA and CPRA in many respects. Legislative proposals to adopt comprehensive privacy laws in other states are under consideration.

In addition, foreign laws and regulations pertaining to privacy, data protection and information security – including in South Africa, Europe, Brazil and Japan – have becoming increasingly stringent in recent years and legislative proposals for similar requirements are being considered in several other major foreign economies. Many of these countries are also beginning to impose or increase restrictions on the transfer of personal information to other countries. Data protection restrictions in these countries may limit the services we can offer in them, which in turn may limit demand for our services in such countries.

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

Some proposed laws or regulations concerning privacy, data protection and information security are in their early stages, and we cannot yet determine how these laws and regulations may be interpreted nor can we determine the impact these proposed laws and regulations, may have on our business. Such proposed laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. In addition, a foreign government could require that any personal information collected in a country not be disseminated outside of that country, and we may not be currently equipped to comply with such a requirement. Our failure to comply with federal, state and foreign data privacy laws and regulators could harm our ability to successfully operate our business and pursue our business goals.

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

As of December 31, 2021, we had federal net operating loss carryforwards (“NOLs”) of approximately $80.4 million, of which $73.5 million will begin to expire in 2027, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of December 31, 2021, we also had state NOLs of approximately $50.1 million, which will expire, if not utilized, between 2022 through 2039. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of December 31, 2021, we had 37 issued patents directed to our technologies, 33 in the United States, one each in Israel, Brazil, Mexico, and the European Union. The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023.We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We may also engage in litigation in response to public-records requests or subpoenas that seek our intellectual property. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate or other legal proceedings in which we participate, and the damages or other remedies awarded, if any, may not be commercially viable. Any litigation, whether or not resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business, operating results, financial condition and cash flows.

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
•
other events or factors, including those resulting from pandemics, protests against racial inequality, protests against police brutality and movements such as “Defund the Police”, war, incidents of terrorism or responses to these events; and
•
negative publicity, including false information, regarding our solutions.

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

Certain holders of our shares of common stock have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act of 1933, as amended (the "Securities Act"). In addition, non-affiliates have the ability to sell shares of our common stock in the open market or through block trades without being subject to volume restrictions under Rule 144 of the Securities Act. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock. In the event a large number of shares of common stock are sold in the public market, such share sales could reduce the trading price of our common stock.

Stock repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.

In May 2019, our board of directors adopted a stock repurchase program for up to $15 million of our common stock, of which $11.9 million had been utilized as of December 31, 2021, leaving $3.1 million remaining. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These forum selection clauses in our certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

Our principal facilities consist of office space for our corporate headquarters in Fremont, California. We also have offices in Washington D.C. and Newark, New Jersey.

We lease our facilities and do not own any real property. We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. LEGAL PROCEEDINGS

On August 28, 2018, Silvon S. Simmons (the “Plaintiff”) amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add us and employees as defendants. The amended complaint alleges conspiracy to violate the Plaintiff's civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that we colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff's conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney’s fees. We believe that the Plaintiff’s claims are without merit and are disputing them vigorously.

On October 12, 2021, we filed a defamation lawsuit against VICE Media, LLC in Delaware Superior Court. The complaint alleges that VICE intentionally misrepresented court records and targeted ShotSpotter with false accusations in order to cultivate a subversive brand that enables VICE to sell sponsored content to corporate advertisers. We are seeking more than $200 million in compensatory damages and $100 million in punitive damages.

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

On March 23, 2022, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $27.87 per share As of March 23, 2022, we had approximately 71 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, those discussed in the subsection titled "Impact of Covid-19 and Social Unrest on our Business" below, as well as the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Respond, is the leading outdoor gunshot detection, location and alerting system. Our patrol management software, ShotSpotter Connect, creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities and corporations mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. ShotSpotter Investigate adds case management to our expanding suite of precision policing technology solutions and provides agencies with a cloud-based investigative digital case folder and analytical and collaboration tools to improve case closure rates. Our technology innovation unit, ShotSpotter Labs, supports innovative uses of our technology to help protect wildlife and the environment

Our gunshot detection solutions consist of highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors designed to detect outdoor gunfire. The speed and accuracy of our gunfire alerts enable law enforcement and security personnel to consistently and quickly respond to shooting events including those unreported through 911, which can increase the chances of apprehending the shooter, providing timely aid to victims, and identifying witnesses before they scatter, as well as aid in evidence collection and serve as an overall deterrent. When a potential gunfire incident is detected by our sensors, our system precisely locates where the incident occurred and applies machine classification combined with human review to analyze and validate the incident. An alert containing a location on a map and critical information about the incident is sent directly to subscribing law enforcement or security personnel through any internet-connected computer and to iPhone or Android mobile devices.

Our software sends gunfire data along with the audio of the triggering sound to our Incident Review Center (“IRC”), where our trained incident review specialists are on duty 24 hours a day, seven days a week, 365 days a year to screen and confirm actual gunfire incidents. Our trained incident review specialists can supplement alerts with additional tactical information, such as the potential presence of multiple shooters or the use of high-capacity weapons. Gunshot incidents reviewed by our IRC result in alerts typically sent within approximately 45 seconds of the receipt of the gunfire incident.

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution is also sold on a subscription basis. As of December 31, 2021, we had ShotSpotter Respond, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for 911 square miles, of which 881 square miles had gone live. Coverage areas under contract included over 125 cities and 14 campuses/sites across the United States, South Africa and the Bahamas, including three of the ten largest cities in the United States. Most of our revenues are attributable to customers based in the United States.

While we intend to continue to devote resources to increase sales of our solutions, we expect that revenues from our ShotSpotter Respond solution will continue to comprise a majority of our revenues for the foreseeable future. ShotSpotter Labs projects are generally conducted in coordination with a sponsoring charitable organization and may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, ShotSpotter Labs projects will normally produce gross margins significantly lower than our ShotSpotter Respond solutions. Additionally, in early 2020, we added new pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

We acquired LEEDS, LLC (“LEEDS”) in November 2020 to expand our suite of solutions and introduce ShotSpotter Investigate. ShotSpotter Investigate is our case management solution that helps automate investigative work and improve case clearance rates – addressing an inefficiency problem for many agencies that have had to rely on multiple disparate systems to work cases. Using the software, investigators benefit from a single digital case folder that includes all elements related to a case. Analytical and collaboration tools help investigators connect the dots and share information faster while reporting helps package cases for command staff and prosecutors. With the launch of ShotSpotter Investigate in the second quarter of fiscal 2021, we now offer a more complete precision policing platform to enable intelligence-driven prevention, response to, and investigation of crime for local, state and federal agencies.

Since our founding 26 years ago, ShotSpotter has been and continues to be a purpose-led company. We are a mission-driven organization that focuses on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing them solutions to help better engage and strengthen the police-community relationships in fulfilling their sworn obligation equally to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful, and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

We enter into subscription agreements that typically range from one to three years in duration, with the majority having a contract term of one year. Substantially all of our sales are to governmental agencies and universities, which often undertake a prolonged contract evaluation process that affects the size or the timing of our sales contracts and may likewise increase our customer acquisition costs. For a discussion of the risks associated with our sales cycle, see risks entitled “Our sales cycle can be unpredictable, time-consuming and costly, and our inability to successfully complete sales could harm our business” and “Because we generally recognize our subscription revenues ratably over the term of our contract with a customer, fluctuations in sales will not be fully reflected in our operating results until future periods” in Part I. Item 1A, Risk Factors, included in this Annual Report on Form 10-K.

We rely on a limited number of suppliers and contract manufacturers to produce components of our solutions. We have no long-term contracts with these manufacturers and purchase from them on a purchase order basis. Our outsourced manufacturers generally procure the components directly from third-party suppliers. Although we use a limited number of suppliers and contract manufacturers, we believe that we could find alternate suppliers or manufacturers if circumstances required us to do so, in part because a portion of the components required by our solutions are available off the shelf. For a discussion of the risks associated with our limited number of suppliers, see risks entitled “We rely on a limited number of suppliers and contract manufacturers, and our proprietary ShotSpotter sensors are manufactured by a single contract manufacturer” in Part I. Item 1A, Risk Factors, and the subsection titled, “Impact of COVID-19 and Social Unrest on our Business” below included in this Annual Report on Form 10-K.

We generated revenues of $58.2 million, $45.7 million and $40.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, representing year-over-year increases of 27% and 12%. For the years ended December 31, 2021, 2020, and 2019, revenues from ShotSpotter Respond represented approximately 82%, 94% and 96% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, each accounted for 28% and 14%, respectively, of our total revenues for the year ended December 31, 2021. The City of Chicago and the City of New York, each accounted for 18% and 15%, respectively, of our total revenues for the year ended December 31, 2020. The City of Chicago and the City of New York, each accounted for 20% and 14%, respectively, of our total revenues for the year ended December 31, 2019. Substantially all of our revenues for the years ended December 31, 2021, 2020, and 2019 were derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands).

We had a net loss of $4.4 million for the year ended December 31, 2021, net income of $1.2 million for the year ended December 31, 2020, and net income of $1.8 million for the year ended December 31, 2019. Our accumulated deficit was $98.8 million and $94.4 million as of December 31, 2021 and 2020, respectively.

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence, and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. The challenges we are facing in this regard as a result of the COVID-19 pandemic are summarized in the subsection below entitled “Impact of COVID-19 and Social Unrest on our Business." Other challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive and time-consuming, and the fact that our typical sales cycle is often very long, difficult to estimate accurately and can be costly, and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

We will also focus on expanding our business by introducing new products and services, such as ShotSpotter Connect, to existing customers and gaining new customers for ShotSpotter Labs. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth given our large and growing installed base of police departments who trust ShotSpotter’s products, support, and way of doing business. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other ShotSpotter solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent.

In January 2022, we acquired Forensic Logic LLC ("Forensic Logic"), a leading provider of cloud-based data services to U.S. law enforcement and public safety to enable powering the industry's most advanced search and analysis technology. We believe combining lead generation from Forensic Logic with our ShotSpotter Investigate case management can accelerate crime solving and improve clearance rates.

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

Key Business Metrics

	December 31,
	2021	2020	2019
Revenue retention rate	125%	107%	111%
Sales and marketing spend per $1.00 of new annualized contract value	$0.37	$0.51	$0.43
Net new "go-live" square miles	101	49	82
Net new "go-live" cities	11	10	6
Annual recurring revenue ("ARR") (in millions)	$63.2	$46.3	$42.9

Revenue Retention Rate

We calculate our revenue retention rate annually by dividing the (a) total revenues for such year from those customers who were customers during the corresponding prior year by (b) the total revenues from all customers in the corresponding prior year. For the purposes of calculating our revenue retention rate, we count as customers all entities with which we had contracts in the applicable year. Revenue retention rate for any given period does not include revenues attributable to customers first acquired during such period. We focus on our revenue retention rate because we believe that this metric provides insight into revenues related to and retention of existing customers. If our revenue retention rate for a year exceeds 100%, as it did in the years presented above, this indicates a low churn and means that the revenues retained during the year, including from customer expansions, more than offset the revenues that we lost from customers that did not renew their contracts during the year. As further evidence of our low churn, since transitioning our public safety business to the ShotSpotter Respond model in 2011, we have added over 90 new ShotSpotter Respond customers, but only 14 customers have terminated service, two of which were terminated due to hurricane damage in 2017, and both Puerto Rico and U.S. Virgin Islands have returned as customers before the end of 2020.

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

Net New “Go-Live” Cities

Net new “go-live” cities represent the number of cities covered by deployments of our gunshot detection solutions that were formally approved by customers during the year, both from initial and expanded customer deployments, net of cities that ceased to be “live” during the year due to customer cancellations. New cities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities as a key business metric to measure our operational performance and market penetration

Annual Recurring Revenue ("ARR")

We calculate our ARR for a year based on the expected GAAP revenue for the year from contracts that are in effect on January 1st of such year, assuming all such contracts that are due for renewal during the year renew as expected on or near their renewal date, and including contracts executed during the year after January 1st, but for which GAAP revenue recognition starts January 1st of the year.

Impact of COVID-19 and Social Unrest on our Business

The COVID-19 pandemic resulted in a substantial curtailment of business activities worldwide and caused ongoing economic uncertainty, both in the United States and many countries abroad. In connection with efforts to contain the spread of COVID-19, many companies and state, local and foreign governments imposed restrictions, including shelter-in-place orders and travel bans that were in effect for most or all of 2020 and during the first half of 2021. While some of these companies and jurisdictions have relaxed or ended such restrictions, some restrictions remain and others may be put back in place after having been lifted. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, may continue to be adversely impacted in the future.

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
•
the impact of increased sensor costs and unforeseen operating expenses, difficulties, delays and other additional deployment expenses created by the pandemic, resulting in business disruptions and global supply chain issues;
•
the duration and scope of the challenges created by the pandemic or by ongoing social unrest;
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

Revenues

We derive the majority of our revenues from subscription services. We recognize subscription fees ratably, on a straight-line basis, over the term of the subscription, which for new customers is typically initially one to three years in length. Customer contracts include one-time set-up fees for the set-up of our sensors in the customer’s coverage areas, training and third-party integration licenses. If the set-up fees are deemed to be a material right, they are recognized ratably over three to five years depending on the contract term. Training and third-party integration license fees are recognized upon delivery.

For ShotSpotter Respond, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter. For ShotSpotter Respond, our pricing model is based on a per-square-mile basis. For ShotSpotter SecureCampus, ShotSpotter SiteSecure and ShotSpotter Investigate, our pricing model is on a customized-site basis. For ShotSpotter Connect, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. We may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

We generally invoice subscription service renewals for 100% of the total contract value when the renewal contract is executed. Renewal fees are recognized ratably over the term of the renewal, which is typically one year. While most of our customers elect to renew their agreements, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to expiration. For these customers, we stop recognizing subscription revenues at the end of the current contract term, even though we may continue to provide services for a period of time until the renewal process is completed. Once the renewal is complete, we then recognize subscription revenues for the period between the expiration of the original term of the agreement and the completion of the renewal process in the month in which the renewal is executed. If a customer declines to renew its subscription prior to the end of the contract term, then the remaining setup fees, if any, are immediately recognized.

With the acquisition of LEEDS, we also generate revenues through the sale of (i) a software license to our proprietary software technology and related maintenance and support services and (ii) professional software development services to a single customer, through a sales channel intermediary. The sales channel intermediary contract includes an annual, renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders.

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

Costs

Costs include the cost of revenues and impairment of property and equipment. Cost of revenues primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service applications, costs related to operating our IRC, providing remote and on-site customer support and maintenance and forensic services, providing customer training and onboarding services, certain personnel and related costs of operations, stock-based compensation and allocated overheads that include information technology, facility and equipment depreciation costs.

Impairment of property and equipment is primarily attributable to our write-off of the remaining book value of sensor networks related to customers lost during the year ended December 31, 2021.

We are upgrading our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. Originally, we had expected to start incurring these upgrade costs in 2021 through 2022 only, but we accelerated these plans and began to replace sensors in certain geographic areas starting in the second half of 2020 to optimize personnel utilization since new deployments were limited as a result of pandemic-related restrictions. Current delays in the supply chain for semiconductor chips are impacting the timely delivery to us of the sensors required to make these upgrades and could increase the cost to us of such upgrades. We may re-use and re-deploy the old 3G sensors, or components within them that have a remaining serviceable life where it makes sense to do so.

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

With the acquisition of LEEDS, we have costs relating to revenues generated through the sale of proprietary software licenses and related maintenance and support services and professional software development services. Costs of these professional services include employee compensation costs that are relatively fixed, third-party contractor costs, allocated facility costs and overhead, and the costs of billable expenses such as travel and lodging. The unpredictability of the timing of entering into significant professional services agreements may cause significant fluctuations in our costs which, in turn, may impact our quarterly financial results.

Operating Expenses

Operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Consultants, salaries, bonuses, stock-based compensation expense and other personnel costs are the most significant components of each of these expense categories. We include stock-based compensation expense incurred in connection with the grant of stock options and restricted stock units to the applicable operating expense category based on the equity award recipient’s functional area.

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

During the duration of the COVID-19 pandemic with associated shelter-in-place orders, remote work policies and travel bans, our sales and marketing expense decreased. As travel increased in 2021 compared to 2020, our sales and marketing expenses increased in absolute dollars due to the growth in our sales and marketing organization. This growth has included adding sales and/or marketing personnel and expanding our marketing and strategic communications activities to continue to generate additional leads. Sales and marketing expense may fluctuate from quarter to quarter based on the timing of commission expense, marketing campaigns and tradeshows.

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

In the near term, we expect our research and development expenses to increase in absolute dollars as we increase our research and development headcount to further strengthen our software and invest in the development of our services.

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

In the near term, we expect our general and administrative expenses to increase in absolute dollars as we grow our business, support our operations as a public company, cover increased legal, litigation and strategic communications costs, and increase our headcount.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We regularly assess the likelihood that the deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies, then record a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not able to be realized. Based upon our assessment of all available evidence, including the previous three years of income before tax after permanent items, estimates of future profitability, and our overall prospects of future business, we have determined that it is more likely than not that we will not be able to realize a portion of the deferred tax assets in the future. We will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If our actual results and updated projections vary significantly from the projections used as a basis for this determination, we may need to change the valuation allowance against the gross deferred tax assets.

Results of Operations

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2021 and 2020 (in thousands):

		As a % of		As a % of	Change
	2021	Revenues	2020	Revenues	$	%
Revenues	$58,155	100%	$45,734	100%	$12,421	27%
Costs
Cost of revenues	25,611	44%	18,525	41%	7,086	38%
Impairment of property and equipment	25	—	234	—	(209)	(89%)
Total costs	25,636	44%	18,759	41%	6,877	37%
Gross profit	32,519	56%	26,975	59%	5,544	21%
Operating expenses:
Sales and marketing	15,479	27%	10,328	23%	5,151	50%
Research and development	7,035	12%	5,614	12%	1,421	25%
General and administrative	14,074	24%	9,740	21%	4,334	44%
Total operating expenses	36,588	63%	25,682	56%	10,906	42%
Income (loss) from operations	(4,069)	(7%)	1,293	3%	(5,362)	(415%)
Other expense, net	(306)	(1%)	(158)	—	(148)	94%
Provision (benefit) from income taxes	56	—	(90)	—	146	(162%)
Net income (loss)	$(4,431)	(8%)	$1,225	3%	$(5,656)	(462%)

Revenues

The increase of $12.4 million was primarily attributable to new customers and expansions of existing customer coverage areas and contributions from the acquisition of LEEDS, which was completed on November 24, 2020. We went live with 101 net new square miles during the year ended December 31, 2021.

Costs

The increase in costs of $6.9 million was due primarily to a $4.5 million increase in overall personnel-related costs related to professional services, a $2.2 million increase in personnel costs related to non-professional services customers, an increase of $0.5 million in third-party labor costs, and a $0.3 million increase in depreciation expense. These increases were offset by a $0.2 million decrease in product and equipment costs related to customer projects, a decrease of $0.2 million in telecommunications fees, and a $0.2 million decrease in impairment costs related to customer systems.

Gross Profit

Gross profit as a percentage of revenues decreased compared with the prior year primarily as a result of decreased margins from LEEDS, due to our incurring costs in the fourth quarter for which revenue will be recognized in the first quarter of 2022 per the contract terms.

Operating Expenses

Sales and Marketing Expense

The increase in sales and marketing expense of $5.2 million was primarily due to a $1.9 million increase in commissions expense related to professional services, a $1.5 million increase in personnel costs primarily due to a full year of professional services headcount expense, a $0.9 million increase in amortization of the customer relationship intangible asset, a $0.6 million increase in trade show and conference expenses, a $0.2 million increase in travel expenses and a $0.1 million increase in other expenses. As the acquisition of LEEDs occurred in November 2020, we incurred a full year of related costs in 2021 compared to slightly more than one month in 2020.

Research and Development Expense

The increase in research and development expense of $1.4 million was primarily due to an increase of $1.3 million in personnel related expenses, and an increase of $0.1 million in outside consulting fees.

General and Administrative Expense

The increase of $4.3 million was due primarily to an increase of $1.3 million in legal and litigation costs, a $1.3 million increase in contingent consideration expense related to the estimated 2022 LEEDS earnout, a $0.4 million increase in public relations costs, a $0.4 million increase in consulting and outside services expense primarily associated with acquisition-related services, a $0.4 million increase in personnel expense, a $0.2 million increase in recruiting costs, a $0.2 million increase in insurance costs and a $0.1 million increase in other costs.

Other Income (Expense), Net

The decrease of $0.1 million was due primarily to a decrease in interest income as interest rates have decreased over the year.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the years ended December 31, 2021 and 2020, our provision (benefit) for income taxes related to foreign income taxes only.

Comparison of Years Ended December 31, 2020 and 2019

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2020 and 2019 (in thousands):

		As a % of		As a % of	Change
	2020	Revenues	2019	Revenues	$	%
Revenues	$45,734	100%	$40,752	100%	$4,982	12%
Costs
Cost of revenues	18,525	41%	16,409	40%	2,116	13%
Impairment of property and equipment	234	—	—	—	234	—
Total costs	18,759	41%	16,409	40%	2,350	14%
Gross profit	26,975	59%	24,343	60%	2,632	11%
Operating expenses:
Sales and marketing	10,328	23%	9,989	25%	339	3%
Research and development	5,614	12%	5,344	13%	270	5%
General and administrative	9,740	21%	7,415	18%	2,325	31%
Total operating expenses	25,682	56%	22,748	56%	2,934	13%
Income from operations	1,293	3%	1,595	4%	(302)	(19%)
Other income (expense), net	(158)	—	162	—	(320)	(198%)
Benefit from income taxes	(90)	—	(41)	—	49	120%
Net income	$1,225	3%	$1,798	4%	$(573)	(32%)

Revenues

The increase of $5.0 million was primarily attributable to new customers and expansions of existing customer coverage areas, LEEDS’ revenue contribution for a partial quarter, partially offset by a normal rate of customer attrition. We went live with 49 net new square miles during the year ended December 31, 2020.

Costs

The increase of $2.4 million was due primarily to a $2.0 million increase in overall personnel-related costs. including a partial quarter of costs related to LEEDS. The increase also includes a reallocation of certain resources as we formalized our customer success organization. There was also a $0.4 million increase in depreciation expense, a $0.2 million increase in repairs and maintenance costs, as well as a $0.2 million write-off related to sensor assets due to customer attrition. These increases are partially offset by a $0.4 million decrease in costs related to ShotSpotter Labs projects, for which revenues and costs vary depending on the phase of the projects.

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

Research and Development Expense

The increase in research and development expense of $0.3 million was primarily due to an increase in personnel and LEEDS-related expenses offset by a reduction in outside consulting fees.

General and Administrative Expense

The increase of $2.3 million was due primarily to a $1.0 million increase in personnel costs, $0.6 million increase in acquisition-related expenses, $0.4 million increase in legal and professional fees, and $0.3 million increase in insurance costs.

Other Income (Expense), Net

The decrease of $0.3 million was due primarily to a decrease in interest income as interest rates significantly decreased during the year ended December 31, 2020.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the years ended December 31, 2020 and 2019, our income tax benefits relate to foreign income taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $15.6 million as of December 31, 2021. We also have a $20.0 million credit facility, of which no amounts were outstanding as of December 31, 2021. In December 2021, we obtained a waiver for the financial covenant tied to our profitability.

In March 2019, we issued and sold 250,000 shares of our common stock in an underwritten public offering, for which we received net proceeds of $10.6 million after deducting offering expenses.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that we will meet longer term expected future working capital and capital expenditure requirements, through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenues growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

Use of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, and cash used in investing activities, such as property and equipment expenditures to install infrastructure in customer cities in order to deliver our solutions. Our expected material cash requirements are similar to our historical uses of cash as well as in connection with contingent earnouts, our stock repurchase program and repayment of any outstanding debt obligations under our credit facility, each as described below.

On November 24, 2020, we completed the acquisition of LEEDS for a purchase consideration of $21.6 million in cash, subject to working capital adjustments, and the issuance of 63,901 shares of ShotSpotter common stock worth $2.0 million. The purchase consideration also included a contingent earnout payable based on LEEDS’ revenues generated during the years ended December 31, 2021 and 2022. The earnout for 2021 was not earned, but we estimate a contingent earnout of $1.5 million to be paid in 2023 based on 2022 forecasted revenues.

On October 3, 2018, we acquired certain technology, referred to as HunchLab, and related assets from Azavea Inc. The purchase consideration totaled $2.5 million, consisting of $1.7 million in cash and a contingent earnout payable in cash for up to $750,000 based on HunchLab’s revenues generated over the three-year period following the acquisition date. In January 2020, we paid $0.3 million based on revenues generated over the first year of the contingent earnout period. In February 2021, we paid the remaining $0.4 million of the contingent earnout based on revenues generated over the second year of the contingent earnout period.

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

During the year ended December 31, 2021, we repurchased 95,151 shares of our common stock at an average price of $37.82 per share for $3.6 million. During the year ended December 31, 2020, we repurchased 74,520 shares of our common stock at an average price of $21.65 per share for $1.6 million. These repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Credit Facility

On September 27, 2018, we entered into the Umpqua Credit Agreement for $10.0 million, which was amended in August 2020 to increase the size of our available loan facility to $20.0 million, which allows us to borrow up to $20.0 million under a revolving loan facility. We intend to use the revolving loan facility for general working capital purposes.

Cash Flows

Comparison of Years Ended December 31, 2021, 2020 and 2019

The following table presents a summary of our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$9,822	$11,209	$13,692
Investing activities	(7,884)	(18,758)	(4,909)
Financing activities	(2,266)	(956)	5,482
Net change in cash and cash equivalents	$(328)	$(8,505)	$14,265

As of December 31, 2021, 2020 and 2019, $1.0 million, $1.3 million and $0.8 million in cash was held by our consolidated foreign subsidiaries.

Operating Activities

Our net income (loss) and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

The net cash provided by operating activities of $9.8 million in the year ended December 31, 2021 was primarily driven by decreased deferred revenue and increased collections of accounts receivable driven by new customer contracts.

The net cash provided by operating activities of $11.2 million in the year ended December 31, 2020 was primarily driven by collections of accounts receivable driven by new customer contracts and expansions of existing customer coverage.

The net cash provided by operating activities of $13.7 million in the year ended December 31, 2019 was primarily driven by decreased deferred revenue and increased collections of accounts receivable driven by new customer contracts and expansions of existing customer coverage.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investments in intangible assets and business acquisitions.

Investing activities used $7.9 million, $18.8 million, and $4.9 million in the years ended December 31, 2021, 2020 and 2019, respectively. We completed our acquisition of LEEDS for approximately $14.6 million in cash, net of $7.0 million cash acquired at closing during the year ended December 31, 2020. The remaining use of cash was primarily for property and equipment expenditures to install our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes proceeds from our secondary offering in 2019, net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan (“ESPP”) purchases, offset by payment for repurchases of our common stock, payment of indebtedness, and debt issuance and financing costs.

Financing activities used $2.3 million in cash during the year ended December 31, 2021. This was primarily due to $3.6 million in payments for repurchases of our common stock, $0.4 million in payments for contingent consideration, partially offset by $0.9 million in proceeds from the exercise of options and $0.8 million in proceeds from ESPP purchases.

Financing activities used $1.0 million in cash during the year ended December 31, 2020, primarily for $1.6 million in payments for repurchases of our common stock and a $0.3 million payment for HunchLab’s contingent consideration, partially offset by $0.7 million proceeds from ESPP purchases and $0.3 million in proceeds from the exercise of options and warrants.

Financing activities provided $5.5 million in cash during the year ended December 31, 2019 from $10.8 million in net proceeds from the issuance of common stock upon our secondary offering, $0.9 million proceeds from ESPP purchases, and $0.5 million in proceeds from the exercise of options and warrants, partially offset by $6.7 million in payments for repurchases of our common stock.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any relationships, material commitments or obligations with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenues, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances and evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies.

Revenue Recognition

Revenue Recognition – Gunshot Detection Services

We generate substantially all of our revenues from the sale of gunshot detection subscription services, in which gunshot data generated by company-owned sensors and software is sold to our customers through a cloud-based hosting application for a specified contract period. Typically, the initial contract period is one to three years in length. The subscription contract is generally noncancelable without cause. Generally, these service arrangements do not provide the customer with the right to take possession of the hardware or software supporting the subscription service at any time. A small portion of our revenues are generated from the delivery of setup services to install company-owned sensors in the customer’s coverage area and other services including training and licenses to integrate with third-party applications.

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

We recognize revenues upon the satisfaction of performance obligations. At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer a good or service (or bundle of services) to the customer that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We determined that the subscription services, training, and licenses to integrate with third-party applications are each distinct services that represent separate performance obligations. The setup activities are not distinct from the subscription service and are combined into the subscription service performance obligation. However, setup fees may provide a material right to the customer that has influence over the customers' decision to renew. All setup fees are assessed on a quantitative and qualitative basis to determine whether they represent a distinct performance obligation. The total contract value is allocated to each performance obligation identified based on the standalone selling price of the service and any discounts are allocated pro-rata to the identified performance obligations. For contracts that have an original duration of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money. We believe revenue recognition for gunshot detection services is subject to uncertainty because of the timing of renewal contracts or work orders.

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

Subscription renewal fees are recognized ratably over the term of the renewal, which is typically one year. While most customers elect to renew their agreements, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to expiration. For these customers, we stop recognizing subscription revenues at the end of the current contract term, even though services may continue to be provided for a period of time until the renewal process is completed. Once the renewal is complete, we recognize subscription revenues for the period between the expiration of the original term of the agreement and the completion of the renewal process in the month in which the renewal is executed. If a customer declines to renew its subscription, the remaining fees from material rights, if any, are immediately recognized.

Revenue Recognition – Software License, Maintenance and Support, and Professional Services

With the acquisition of LEEDS, we also generate revenues from the sale of (i) a software license and related maintenance and support services of our proprietary software technology and (ii) professional software development services to a single customer, through a sales channel intermediary. We have been serving this customer for more than ten years. The sales channel intermediary contract includes an annual, renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders

We recognize revenue from the license of our software license and related maintenance and support services revenues upon the satisfaction of performance obligations. We determined that the term-based software license should be combined with the maintenance and support services as a single performance obligation. The nature of the maintenance and support services, inclusive of our obligation to provide additional, unspecified software functionality over the license term, in allowing this single customer to be flexible in utilizing the customized software to respond to the changing regulatory environment, are critical to the customer’s ability to derive benefit and value from the license. Contractually, we provide continuous access to the software, maintenance and support services, helpdesk and technical support over the contract term, hence a time-elapsed method is used to recognize revenue. Revenues from the software license and maintenance and support services are recognized ratably over the term of the contract because our obligation to provide the license and related support services is uniform over the license term. We generally invoice for these services a month in arrears. If a customer does not renew prior to the contract term expiring, we stop recognizing subscription revenues at the end of the current contract term, even though services may continue to be provided for a period of time until the renewal process is completed. Once the renewal is complete, we recognize the revenues for the period between the expiration of the original contract term and the completion of the renewal process in the month in which the renewal is executed.

Professional services revenue consists of fees typically associated with the design, development and testing of product feature enhancements requested by the customer. The customer procures additional development services as needed, and generally based upon annual development plans negotiated by and between the customer and us. Professional services do not result in significant customization of the maintenance and support services and are considered distinct services. All, and any part of the output, of our professional services towards such product feature enhancements, belong to the customer. Accordingly, we satisfy the performance obligations over time as the performance of work typically creates or enhances an asset that the customer controls as the asset is created or enhanced. As these product feature enhancements each have a fixed contract fee, we recognize revenue over time proportionally as work is performed, based on cumulative resource costs incurred as a percentage of total forecast costs for the project. Management uses significant judgement in making these estimates, which affect the timing of revenue recognition, including how much revenue to recognize in each period, and in estimating the timing of revenue recognition for remaining performance obligations. The contract price and billing schedule are stated in each work order and we generally invoice in monthly installments upon the commencement of each work order.

Stock-Based Compensation — We recognize stock-based compensation expense for equity awards granted to our employees, directors, and consultants that can be settled in shares of our common stock. Stock-based compensation expense is based on the grant date fair value estimate for each award as determined by our board of directors. We recognize these compensation costs on a straight-line basis over the requisite service period of the award.

Restricted stock unit awards are valued using the grant date market closing price of our common stock as traded on the Nasdaq Capital Market .

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

Business Acquisition — We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing such intangible assets include, but not limited to, future expected cash flows from customer relationships and developed technology and discount rates.

Goodwill — Goodwill represents the excess of amounts paid over the fair value of net assets acquired from a business acquisition. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units and determination of the fair value of each reporting unit. We have concluded there is only one reporting unit for purposes of performing the goodwill impairment test. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, and may include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted-average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. We performed our annual test for goodwill impairment as of October 1, 2021 and concluded that no impairment charge was necessary.

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

We had cash and cash equivalents of $15.6 million as of December 31, 2021, which consists entirely of bank deposits.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally the South African Rand. Movements in foreign currencies in which we transact business could significantly affect future net earnings. However, if the average value of the South African Rand had been 10% higher relative to the U.S. dollar during 2021, 2020 or 2019, it would not have resulted in a significant impact to our results of operations for the years ended December 31, 2021, 2020 or 2019. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ShotSpotter, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ShotSpotter, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 28, 2022

ShotSpotter, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$15,636	$16,043
Accounts receivable and contract asset, net	16,134	12,921
Prepaid expenses and other current assets	2,504	2,172
Total current assets	34,274	31,136
Property and equipment, net	17,409	15,346
Operating lease right-of-use assets	2,323	882
Goodwill	2,816	2,811
Intangible assets, net	13,564	14,540
Other assets	1,918	1,605
Total assets	$72,304	$66,320
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,587	$1,192
Deferred revenue, short-term	26,235	24,174
Accrued expenses and other current liabilities	6,680	5,613
Total current liabilities	34,502	30,979
Deferred revenue, long-term	474	405
Other liabilities	3,513	631
Total liabilities	38,489	32,015
Commitments and contingencies (Note 19)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 11,703,430 and 11,538,998 shares issued and outstanding as of December 31, 2021 and 2020, respectively	58	58
Additional paid-in capital	132,780	128,771
Accumulated deficit	(98,785)	(94,354)
Accumulated other comprehensive loss	(238)	(170)
Total stockholders' equity	33,815	34,305
Total liabilities and stockholders' equity	$72,304	$66,320

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$58,155	$45,734	$40,752
Costs
Cost of revenues	25,611	18,525	16,409
Impairment of property and equipment	25	234	—
Total costs	25,636	18,759	16,409
Gross profit	32,519	26,975	24,343

Operating expenses
Sales and marketing	15,479	10,328	9,989
Research and development	7,035	5,614	5,344
General and administrative	14,074	9,740	7,415
Total operating expenses	36,588	25,682	22,748
Operating income (loss)	(4,069)	1,293	1,595
Other income (expense), net
Interest income (expense), net	38	113	440
Other expense, net	(344)	(271)	(278)
Total other income (expense), net	(306)	(158)	162
(Loss) income before income taxes	(4,375)	1,135	1,757
Provision (benefit) for income taxes	56	(90)	(41)
Net (loss) income	$(4,431)	$1,225	$1,798
Net (loss) income per share, basic	$(0.38)	$0.11	$0.16
Net (loss) income per share, diluted	$(0.38)	$0.10	$0.15
Weighted average shares used in computing adjusted net (loss) income per share, basic	11,647,558	11,408,757	11,302,780
Weighted average shares used in computing adjusted net (loss) income per share, diluted	11,647,558	11,730,294	11,846,348

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(4,431)	$1,225	$1,798
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(68)	(36)	15
Comprehensive income (loss)	$(4,499)	$1,189	$1,813

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Par Value	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2018	10,864,722	$55	$114,618	$(97,377)	$(149)	$17,147
Exercise of stock options	307,365	2	452	—	—	454
Issuance of common stock in connection with exercise of warrants	26,098	—	71	—	—	71
Issuance of common stock upon secondary offering, net of costs	250,000	1	10,553	—	—	10,554
Repurchase of common stock and retirement	(257,824)	(2)	(6,716)	—	—	(6,718)
Issuance of common stock from ESPP purchases	65,639	1	872	—	—	873
Issuance of common stock from RSU's vested	58,150	—	—	—	—	—
Stock-based compensation	—	—	3,057	—	—	3,057
Foreign currency translation gain	—	—	—	—	15	15
Net income	—	—	—	1,798	—	1,798
Balance at December 31, 2019	11,314,150	57	122,907	(95,579)	(134)	27,251
Exercise of stock options	96,456	1	313	—	—	314
Issuance of common stock in connection with exercise of warrants	46,939	—	—	—	—	—
Repurchase of common stock	(74,520)	—	(1,615)	—	—	(1,615)
Issuance of common stock from ESPP purchases	37,102	—	704	—	—	704
Issuance of common stock from RSU's vested	54,970	—	—	—	—	—
Issuance of common stock from acquisition	63,901	—	2,000	—	—	2,000
Stock-based compensation	—	—	4,462	—	—	4,462
Foreign currency translation loss	—	—	—	—	(36)	(36)
Net income	—	—	—	1,225	—	1,225
Balance at December 31, 2020	11,538,998	58	128,771	(94,354)	(170)	34,305
Exercise of stock options	97,702	—	898	—	—	898
Issuance of common stock in connection with exercise of warrants	50,716	—	8	—	—	8
Repurchase of common stock	(95,151)	—	(3,601)	—	—	(3,601)
Issuance of common stock from ESPP purchases	30,193	—	832	—	—	832
Issuance of common stock from RSU's vested	80,972	—	—	—	—	—
Stock-based compensation	—	—	5,872	—	—	5,872
Foreign currency translation loss	—	—	—	—	(68)	(68)
Net loss	—	—	—	(4,431)	—	(4,431)
Balance at December 31, 2021	11,703,430	$58	$132,780	$(98,785)	$(238)	$33,815

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(4,431)	$1,225	$1,798
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	5,795	5,399	4,894
Amortization of intangible assets	1,032	187	88
Impairment of property and equipment	25	234	—
Stock-based compensation	5,872	4,462	3,057
Loss on disposal of property and equipment	—	3	—
Provision for accounts receivable	—	74	—
Changes in operating assets and liabilities:
Accounts receivable and contract asset	(3,213)	1,953	1,383
Prepaid expenses and other assets	(673)	(321)	(192)
Accounts payable	354	(190)	(243)
Accrued expenses and other current liabilities	2,918	575	108
Deferred revenue	2,143	(2,392)	2,799
Net cash provided by operating activities	9,822	11,209	13,692
Cash flows from investing activities:
Purchase of property and equipment	(7,840)	(4,059)	(4,823)
Investment in intangible and other assets	(59)	(72)	(86)
Business acquisition, net of cash acquired	15	(14,627)	—
Net cash used in investing activities	(7,884)	(18,758)	(4,909)
Cash flows from financing activities:
Payment of contingent consideration liability	(403)	(347)	—
Payment of line of credit costs	—	(12)	—
Proceeds from issuance of common stock upon secondary offering	—	—	11,247
Payments of secondary offering costs	—	—	(445)
Proceeds from exercise of stock options	898	314	454
Repurchases of common stock	(3,601)	(1,615)	(6,718)
Proceeds from exercise of warrants	8	—	71
Proceeds from employee stock purchase plan	832	704	873
Net cash provided by (used in) financing activities	(2,266)	(956)	5,482
Increase (decrease) in cash, cash equivalents and restricted cash	(328)	(8,505)	14,265
Effect of exchange rate on cash and cash equivalents	(79)	(2)	7
Cash, cash equivalents and restricted cash at beginning of year	16,043	24,550	10,278
Cash, cash equivalents and restricted cash at end of year	$15,636	$16,043	$24,550

Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$—	$51
Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$563	$522	$311
Estimated fair value of contingent consideration	$1,330	$170	$—
Fair value of common stock issued as consideration for business acquisition	$—	$2,000	$—

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. The Company’s flagship product, ShotSpotter Respond is the leading outdoor gunshot detection, location and alerting system trusted by over 125 cities at December 31, 2021. ShotSpotter Connect creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. The Company’s case management solution, ShotSpotter Investigate, is a cloud-based investigative platform to help law enforcement agencies modernize every phase of an investigation and accelerate case work with easy-to-use software tools. The Company offers its solutions on a Software as a Service, ("SaaS"), subscription model to its customers. ShotSpotter Labs is the Company's effort to support innovative uses of its technology to help protect wildlife and the environment.

The Company’s principal executive offices are located in Fremont, California. The Company has five wholly-owned subsidiaries globally.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. The consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2021, but are not necessarily indicative of the results of operations or cash flows to be anticipated for any future period. The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the consolidated financial statements. All significant intercompany transactions have been eliminated during consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including the valuation of accounts receivable, the lives and realization of tangible and intangible assets and goodwill, contingent consideration liabilities, stock-based compensation expense, customer life, accounting for revenue recognition, contingent liabilities related to legal matters, and income taxes including deferred taxes and any related valuation allowance. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

Revenue Recognition – Gunshot Detection Services

The Company generates substantially all of its revenues from the sale of gunshot detection subscription services, in which gunshot data generated by Company-owned sensors and software is sold to customers through a cloud-based hosting application for a specified contract period. Typically, the initial contract period is one to three years in length. The subscription contract is generally noncancelable without cause. Generally, these service arrangements do not provide the customer with the right to take possession of the hardware or software supporting the subscription service at any time. A small portion of the Company’s revenues are generated from the delivery of setup services to install Company-owned sensors in the customer’s coverage area and other services including training and a license to integrate with third-party applications.

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

The Company recognizes revenues upon the satisfaction of performance obligations. At contract inception, the Company assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company determined that the subscription services, training, and licenses to integrate with third-party applications are each distinct and represent separate performance obligations. The setup activities are not distinct from the subscription service and are combined into the subscription service performance obligation. However, setup fees may provide a material right to the customer that has influence over the customer's decision to renew. All setup fees are assessed on a quantitative and qualitative basis to determine whether they represent a distinct performance obligation. The total contract value is allocated to each performance obligation identified based on the standalone selling price of the service. Discounts are allocated pro-rata to the identified performance obligations. For contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not consider the time value of money.

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

The Company capitalizes certain incremental costs of obtaining a contract, which includes sales commissions. As there are not commensurate commissions earned on renewals of the subscription services, the Company capitalizes commissions related to subscription services provided under both the initial contract and renewal periods and amortizes the capitalized commissions on a straight-line basis over the customer life, which is determined to be five years. For commissions that are earned on renewal contracts with an original duration of one year or less, the Company uses the practical expedient applicable to such commissions and recognizes the commissions immediately as expense instead of capitalizing. Amortization of capitalized commissions was $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company recognizes revenue from the license of its software license and related maintenance and support services revenues upon the satisfaction of performance obligations. The Company determined that the term-based software license should be combined with the maintenance and support services as a single performance obligation. The nature of the maintenance and support services, inclusive of the Company’s obligation to provide additional, unspecified software functionality over the license term, in allowing this single customer to be flexible in utilizing the customized software to respond to the changing regulatory environment, are critical to the customer’s ability to derive benefit and value from the license. Contractually, the Company provides continuous access to the software, maintenance and support services, helpdesk and technical support over the contract term, hence a time-elapsed method is used to recognize revenue. Revenues from the software license and maintenance and support services are recognized ratably over the term of the contract because the Company’s obligation to provide the license and related support services is uniform over the license term. The Company generally invoices for these services on a monthly basis in arrears. If a customer does not renew prior to the contract term expiring, the Company stops recognizing subscription revenues at the end of the current contract term, even though services may continue to be provided for a period of time until the renewal process is completed. Once the renewal is complete, the Company recognizes the revenues for the period between the expiration of the original contract term and the completion of the renewal process in the month in which the renewal is executed.

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

Costs

Costs include the cost of revenues and charges for impairment of property and equipment. Cost of revenues related to gunshot detection services primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting the Company's service application, costs related to operating its Incident Review Center (the “IRC”), providing remote and on-site customer support and maintenance and forensic services, certain personnel and related costs of operations, stock-based compensation and allocated overhead, which includes information technology, facility and equipment depreciation costs.

Cost of revenues related to software license, maintenance and support, and professional services primarily include personnel costs of project managers, developers and analysts working on the various support tickets and work orders. Such costs are expensed as incurred as they do not create an asset owned by the Company. The Company expenses all costs as incurred for services that are not recoverable under an enforceable contract.

Advertising and Public Relations Costs

Advertising and public relations costs are expensed as incurred. Advertising and public relations costs were $1.3 million, $0.3 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were included in sales and marketing expense in the consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred and consisted primarily of salaries and benefits, consultant fees, certain facilities costs, and other direct costs associated with the continued development of the Company’s solutions.

Product development costs are expensed as incurred until technological feasibility has been established, which the Company defines as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company has determined that technological feasibility for its software products is reached shortly before they are released for sale. Costs incurred after technological feasibility is established are not significant, and accordingly the Company expenses all research and development costs when incurred.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with an original maturity of three months or less.

At December 31, 2021 and 2020, the Company’s cash and cash equivalents consisted of cash deposited in financial institutions.

Foreign Currency

The functional currency for the Company’s foreign subsidiaries is the local currency. The assets and liabilities of the subsidiary are translated into U.S. dollars using the exchange rate as of each balance sheet date. Revenues and expenses are translated at the average exchange rates for the period. Gains and losses from translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Foreign currency exchange gains and losses that are realized are recorded in other expense, net, in the accompanying consolidated statements of operations.

Accounts Receivable, net and Contract Asset

Accounts receivable, net consist of trade accounts receivables from the Company’s customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivable are recorded as the invoiced amount. Accounts receivable also consists of trade accounts receivables (net of any commissions) from the sales channel intermediary through which the Company provides software license, maintenance and support, and professional services. The Company does not require collateral or other security for accounts receivable. Contract asset consists of revenues recognized in advance of invoicing the customer. The Company does not charge interest on accounts receivable that are past due.

The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses based on the Company’s historical experience. At December 31, 2021 and 2020, the Company had a provision against accounts receivable of $74,000. If a receivable is deemed by the Company to be uncollectible, the Company will write off the receivable to bad debt expense.

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

Concentration of Accounts Receivable and Contract Asset — At December 31, 2021, one customer accounted for 65%, of the Company’s total accounts receivable. At December 31, 2020, three customers accounted for 37%, 27% and 11%, respectively, of the Company’s total accounts receivable.

Concentration of Revenues — For the year ended December 31, 2021, two customers accounted for 28% and 14% of the Company’s revenues. For the year ended December 31, 2020, two customers accounted for 18% and 15% of the Company’s revenues. For the year ended December 31, 2019, two customers accounted for 20% and 14% of the Company’s revenues.

Concentration of Suppliers — The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Business Acquisitions

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Acquisition-related expenses are recognized separately from the business combination and are recognized as general and administrative expense as incurred.

Goodwill

Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company performed its annual test for goodwill impairment as of October 1, 2021 and concluded that no goodwill impairment charge was necessary. Since inception through December 31, 2021, the Company has not recorded any goodwill impairment.

Intangible Assets

Intangible assets consisted of acquired patents and capitalized legal fees related to obtaining patents, as well as customer relationships from the Company’s acquisition of HunchLab in 2018 and LEEDS in 2020 (see Note 4, Business Acquisitions). Patent assets are stated at cost, less accumulated amortization. Customer relationships are recorded at fair value as of the date of the acquisition. Intangible assets are amortized on an attribution method, over their expected useful lives, which range from three years for patents and seven to fifteen years for customer relationships.

Property and Equipment, net

Property and equipment, net, is stated at cost, less accumulated depreciation and amortization. The Company depreciates property and equipment using the straight-line method over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term. Costs incurred to develop software for internal use and for the Company’s solutions are capitalized and amortized over such software’s estimated useful life. Internally developed software costs capitalized during all periods presented have not been material. Property and equipment, net also includes software technology resulting from the Company’s acquisition of HunchLab, which was recorded at fair value as of the date of the acquisition, amortized on the straight-line basis over five years.

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

Royalty Expense

In 2009, the Company entered into a license agreement with a third-party relating to a patented gunshot digital imaging system that facilitates integration with certain third-party systems. The terms of the license agreement require the Company to pay a one-time fee of $5,000 for each license sold to a customer allowing the customer to integrate their ShotSpotter service with a third-party application, such as a video management system, with a minimum annual amount due of $75,000. In 2021, 2020, and 2019, the Company incurred only the $75,000 minimum amount. The license agreement renews automatically on each subsequent year unless it is terminated in accordance with the agreement.

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

Stock-Based Compensation

The Company generally grants options to purchase shares of its common stock to its employees, directors and non-employees for a fixed number of shares with an exercise price equal to the fair value of the underlying shares at the grant date. All stock option grants are accounted for using the fair value method, and stock-based compensation expense is recognized ratably over the requisite service period as the underlying options vest. The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options.

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

Dividend Yield — Expected dividend yield is based on the Company's dividend policy at the time the options were granted. The Company does not plan to pay any dividends in the foreseeable future. Consequently, it has historically used an expected dividend yield of zero.

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

Segment Information

The chief operating decision maker is the Company's Chief Executive Officer, who allocates resources and assesses financial performance based upon discrete financial information at the consolidated level. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, the Company has determined that it operates as a single operating and reportable segment.

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

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the Financial Accounting Standards Board ("FASB') issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit loss (“CECL”) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective at the beginning of the Company’s first quarter of fiscal 2023. Early adoption of the amendments is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), simplifying the accounting for income taxes by removing certain exceptions to the general principles. The guidance will be effective at the beginning of the Company's first quarter of fiscal 2022. Early adoption of the amendments is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts from Customers. ASU 2021-08 aims to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognized by the acquirer. These amendments are effective prospectively for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is allowed. The Company is currently assessing the impact the adoption of this ASU will have on its consolidated financial statements.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$24,578	$26,958
New billings	60,132	42,499
Revenue recognized during the year from beginning balance	(24,480)	(18,944)
Revenue recognized during the year from new billings	(33,509)	(25,947)
Foreign currency impact	(12)	12
Ending balance	$26,709	$24,578

The following table presents remaining performance obligations for contractually committed revenues as of December 31, 2021 (in thousands):

2022	$37,539
2023	25,081
2024	18,345
Thereafter	11,344
Total	$92,309

The timing of revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of December 31, 2021 and amounts under contract that will be invoiced after December 31, 2021.

During the year ended December 31, 2021, the Company recognized revenues of $57.3 million from customers in the United States, and $0.9 million from customers in South Africa and the Bahamas. During the year ended December 31, 2020, the Company recognized revenues of $45.0 million from customers in the United States and $0.7 million from customers in South Africa and the Bahamas. During the year ended December 31, 2019 the Company recognized revenues of $39.7 million from customers in the United States and $1.0 million from a customer in South Africa.

During the year ended December 31, 2021 , the Company recognized revenues of $54.7 million from monthly subscription, maintenance and support services, and $3.4 million from professional software development services. During the year ended December 31, 2020, the Company recognized revenues of $45.7 million from monthly subscription, maintenance and support services. During the year ended December 31, 2019 the Company recognized revenues of $40.8 million from monthly subscription, maintenance and support services.

Note 4. Business Acquisitions

During the fourth quarter of 2020, the Company acquired all the membership interest interests in LEEDS, a New Jersey based technology company. The purchase consideration included cash consideration of $21.6 million and $2.0 million in ShotSpotter common stock. The purchase consideration also included a contingent earnout payable based on LEEDS’ revenues generated during 2021 and 2022. The acquisition date fair value of the contingent earnout was $0.2 million, resulting in a total purchase consideration of $23.8 million.

The following table summarizes the final allocation of the purchase price as of the acquisition date (in thousands):

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

The Company valued the customer relationship asset using the income approach. Significant assumptions include forecasts of revenues, cost of revenues, research and development expense, sales and marketing expense, general and administrative expense and estimated customer attrition rates. The Company discounted the cash flows at seven percent, reflecting the risk profile of the asset. The customer relationship asset is being amortized over an estimated useful life of 15 years.

Acquisition-related expenses totaled $0.2 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively, which were included in general and administrative expense in the consolidated statements of operations.

Note 5. Fair Value Measurements

In October 2018, upon the acquisition of certain technology, referred to as HunchLab, from Azavea, Inc., the Company recognized a contingent consideration liability classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly nor indirectly observable. In January 2020, and February 2021 based on the relevant revenues earned during the second and third year, of the three-year contingent consideration period, the Company paid $0.3 million and $0.4 million respectively, to Azavea, Inc., resulting in a reduction to zero of the contingent consideration liability.

In November 2020, using a Monte Carlo Simulation approach, the Company estimated the fair value of the contingent consideration liability classified within Level III of the fair value hierarchy at the acquisition date of

LEEDS to be $0.2 million. During the year ended December 31, 2021, the fair value of the contingent consideration was increased by $1.3 million based upon estimated 2022 revenue targets, representing an adjustment to the most likely outcome expected for the liability.

The changes in the fair value of the contingent consideration liability are summarized below (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$573	$750
Payment of contingent consideration liability	(403)	(347)
Change in fair value of contingent consideration	1,330	—
Contingent consideration from business combination	—	170
Ending balance	$1,500	$573

There were no transfers into or out of Level III during the year ended December 31, 2021 and 2020.

Note 6. Goodwill

The changes in goodwill for 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$2,811	$1,379
Acquisition of LEEDS (see Note 4—Business Acquisitions)	—	1,432
Change during the year	5	—
Ending balance	$2,816	$2,811

The Company has not recorded any goodwill impairment charges through December 31, 2021.

Note 7. Intangible Assets, net

Intangible assets as of December 31, 2021 and 2020 are as follows (in thousands):

	2021
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(1,131)	$13,439
Patents	1,214	(1,089)	125
Total intangible assets, net	$15,784	$(2,220)	$13,564

	2020
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(147)	$14,423
Patents	1,158	(1,041)	117
Total intangible assets, net	$15,728	$(1,188)	$14,540

Intangible amortization expense was $1.0 million, $0.2 million and $0.09 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents future intangible asset amortization as of December 31, 2021 (in thousands):

2022	$1,042
2023	1,020
2024	1,016
2025	978
2026	961
Thereafter	8,547
Total	$13,564

Note 8. Details of Certain Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	December 31,
	2021	2020
Prepaid software and licenses	$756	$653
Prepaid insurance	611	561
Other prepaid expenses	198	136
Deferred commissions	822	715
Other	117	107
	$2,504	$2,172

Accounts receivable and contract asset (in thousands):

	December 31,
	2021	2020
Accounts receivable	$16,167	$12,459
Contract asset	41	536
Allowance for potential credit losses	(74)	(74)
	$16,134	$12,921

Other assets (in thousands):

	December 31,
	2021	2020
Deferred commissions	$1,723	$1,465
Other	195	140
	$1,918	$1,605

Property and equipment, net (in thousands):

	December 31,
	2021	2020
Deployed equipment	$35,882	$31,761
Computer equipment	1,745	1,550
Software	1,314	1,314
Furniture and fixtures	295	217
Leasehold improvements	30	306
Vehicles	239	124
Construction in progress	4,818	1,506
	$44,323	$36,778
Accumulated depreciation and amortization	(26,914)	(21,432)
	$17,409	$15,346

Depreciation and amortization expense during the years ended December 31, 2021, 2020 and 2019 was $5.8 million, $5.4 million and $4.9 million, respectively.

Accrued expenses and other current liabilities (in thousands):

	December 31,
	2021	2020
Personnel-related accruals	$4,864	$4,217
Royalties payable	47	55
Professional fees	925	92
Sales/ use tax payable	167	46
Contingent consideration	─	403
Operating lease liability	409	484
Other	268	316
	$6,680	$5,613

Other liabilities (long-term) (in thousand):

	December 31,
	2021	2020
Operating lease liabilities	$2,013	$461
Contingent consideration liability	1,500	170
	$3,513	$631

Note 9. Impairment of Property and Equipment

During the years ended December 31, 2021 and 2020, the Company recognized impairment expense of $25,000 and $234,000, respectively, for the impairment of property and equipment primarily related to the book value of customer assets installed at certain customers that did not renew during the year. During the year ended December 31, 2019, the Company did not recognize any impairment.

Note 10. Financing Arrangements

Credit Agreement

On September 27, 2018, the Company entered into a Credit Agreement with Umpqua Bank (the “Umpqua Credit Agreement”), which allowed the Company to borrow up to $10.0 million under a revolving loan facility (the “Revolving Facility”). In August 2020, the Company entered into an amendment to its credit facility to increase the size of the available loan facility from $10.0 million to $20.0 million. The Company intends to use the Revolving Facility for general working capital purposes. Borrowings under the Umpqua Credit Agreement are secured by substantially all of the assets of the Company. The Umpqua Credit Agreement includes a letter of credit subfacility of up to $3.0 million. Any amounts outstanding under the letter of credit subfacility reduce the amount available for the Company to borrow under the Revolving Facility.

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

Under the Umpqua Credit Agreement, the Company is subject to various negative covenants that limit, subject to certain exclusions, the Company’s ability to incur indebtedness, make loans, invest in or secure the obligations of other parties, pay or declare dividends, make distributions with respect to the Company’s securities, redeem outstanding shares of the Company’s stock, create subsidiaries, materially change the nature of its business, enter into related party transactions, engage in mergers and business combinations, the acquisition or transfer of Company assets outside of the ordinary course of business, grant liens or enter into collateral relationships involving company assets or reincorporate, reorganize or dissolve the Company. The Company is also required to maintain certain financial covenants tied to its leverage, interest charges and profitability. In December 2021, the Company obtained a waiver for the financial covenant tied to its profitability

There were no borrowings outstanding as of December 31, 2021 and 2020.

Note 11. Related Party Transactions

During the year ended December 31, 2021, the Company recognized $0.1 million in revenues, from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and one of the Company’s significant shareholders. During the year ended December 31, 2020 and 2019, the Company recognized $0.2 million and $0.6 million, respectively, in revenues from ShotSpotter Labs.

Note 12. Income Taxes

The domestic and foreign components of net income (loss) before income tax expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(4,280)	$1,562	$1,743
Foreign	(95)	(427)	14
Net income (loss) before income tax	$(4,375)	$1,135	$1,757

The provision (benefit) for income tax consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	6	(7)	7
Total	6	(7)	7
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	50	(83)	(48)
Total	50	(83)	(48)
Total income tax expense (benefit)	$56	$(90)	$(41)

A reconciliation of income taxes at the statutory federal income tax rate to income tax expense (benefit) included in the accompanying consolidated statements of operations is as follows (in thousands):

	December 31,
	2021	2020	2019
Income tax at statutory rate	$(919)	$240	$369
Change in valuation allowance	1,288	(165)	(17)
State tax	(288)	(37)	(133)
Stock-based compensation	62	(11)	(420)
Research and development credit	(160)	(103)	(82)
Foreign rate differential	7	(40)	(43)
Other	66	26	285
Total	$56	$(90)	$(41)

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$19,920	$20,265
Credits	2,557	2,292
Accruals and reserves	2,605	1,648
Deferred revenue and contract costs	140	296
Gross deferred tax assets	25,222	24,501
Valuation allowance	(24,955)	(23,667)
Net deferred tax assets	267	834
Deferred tax liabilities:
Fixed assets and intangibles	(267)	(785)
Total deferred tax assets (liabilities), net	$—	$49

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of U.S.-based taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets. Management determined that a valuation allowance of $25.0 million and $23.7 million was required as of December 31, 2021 and 2020, respectively.

The federal and state loss carryforwards begin to expire in 2027 and 2022, respectively, unless previously utilized. At December 31, 2021 and 2020, the Company had available net operating loss carryforwards of approximately $78.4 million and $80.4 million, respectively, for federal income tax purposes, of which $73.5 million were generated before 2018 and will begin to expire in 2027. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. The Company continually monitors all positive and negative evidence regarding the realization of its deferred tax assets and may record assets when it becomes more likely than not, than they will be realized, which may impact the expense or benefit from income taxes.

At December 31, 2021 and 2020, the net operating losses for state purposes are $50.1 million and $51.1 million, respectively, and will begin to expire in 2022 if not utilized.

As of December 31, 2021, the Company had available for carryover, research and experimental credits of approximately $1.4 million for federal income tax purposes and $1.4 million for state income tax purposes, which are available to reduce future income taxes. The federal research and experimental tax credits will begin to expire, if not utilized, in 2027. The California research and experimental tax credits carry forward indefinitely until utilized.

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

A reconciliation of the beginning and ending amounts of unrecognized uncertain tax positions is as follows (in thousands):

Balance as of December 31, 2019	$772
Increases for current year tax positions	70
Increases for prior year tax positions	17
Balance as of December 31, 2020	859
Increases for current year tax positions	87
Increases for prior year tax positions	8
Balance as of December 31, 2021	$954

Of the total unrecognized tax benefits at December 31, 2021, no amount will impact the Company's effective tax rate. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2021 or December 31, 2020.

The Company files federal and state income tax returns in the U.S, certain U.S. territories, and certain foreign jurisdictions. The statues of limitations remain open for 2006 through 2021 in U.S. for federal and state purposes in the U.S. and certain U.S. territories. Years beyond the normal statutes of limitations remain open to audit by tax authorities due to tax attributes generated in earlier years which are being carried forward and may be audited in subsequent years when utilized.
Note 13. Capital Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.005 per share. At December 31, 2021 and 2020, there were 11,703,430 and 11,538,998 shares of common stock issued and outstanding, respectively. Holders of common stock have voting rights equal to one vote per share of common stock held and are entitled to receive any dividends as may be declared from time to time by the Board.

At December 31, 2021, shares of common stock reserved for future issuance were as follows:

December 31,
2021
Options outstanding	783,928
Shares available for future grant	1,661,956
Unvested restricted stock units	128,810
Total	2,574,694

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005. At December 31, 2021 and 2020, there was no preferred stock issued or outstanding.

Stock Repurchase Program

In May 2019, the Company's board of directors adopted a stock repurchase program for up to $15 million of our common stock. Although the board of directors has authorized the stock repurchase program, it does not obligate the Company to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason.

During the year ended December 31, 2021, the Company repurchased 95,151 shares of its common stock at an average price of $37.82 per share for $3.6 million. During the year ended December 31, 2020, the Company repurchased 74,520 shares of its common stock at an average price of $21.65 per share for $1.6 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Note 14. Net Income (Loss) per Share

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$(4,431)	$1,225	$1,798
Denominator:
Weighted-average shares outstanding, basic	11,647,558	11,408,757	11,302,780
Weighted-average shares outstanding, diluted	11,647,558	11,730,294	11,846,348
Net income (loss) per share, basic	$(0.38)	$0.11	$0.16
Net income (loss) per share, diluted	$(0.38)	$0.10	$0.15

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	783,928	573,340	269,202
Unvested restricted stock units	128,810	101,255	54,620
Total	912,738	674,595	323,822

Note 15. Common Stock Warrants

At December 31, 2021 and 2020, the Company had the following common stock warrants issued and outstanding:

	Shares
Warrant Class	2021	2020	Issuance Date	Price per Share	Expiration Date
Common stock warrant	—	50,716	February 2014	$0.1700	February 2021

The outstanding warrants for 50,716 shares were exercised in February 2021 on a cash basis and converted into 50,716 shares of common stock.

Note 16. Equity Incentive Plans

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, and shares of restricted stock.

In May 2017, the Board and the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”). As a result of the adoption of the 2017 Plan, no further grants may be made under the 2005 Plan. The 2017 Plan provides for the issuance of stock options, restricted stock units and other awards to employees, directors and consultants of the Company. The 2017 Plan included an evergreen provision which provides for the number of shares of common stock reserved for issuance under the 2017 Plan to automatically increase on January 1 of each year by the lesser of (1) 5% of the number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (2) such number of shares as determined by the board of directors. The Company's board of directors did not authorize the automatic increase to the 2017 Plan on January 1, for the year ended December 31, 2021.

The following table summarizes the activity of shares available for grant under the 2017 Equity Incentive Plan:

Shares available for grant at December 31, 2020	1,814,379
Increase in accordance with the evergreen provision	—
Options issued during the year	(111,489)
Canceled during the year	43,101
RSUs granted	(84,035)
Shares available for grant at December 31, 2021	1,661,956

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

Options granted under the 2005 Plan and 2017 Plan generally vest over four years and expire no later than 10 years from the grant date. The 2005 Plan and 2017 Plan grants the Board discretion to determine when the options granted will become exercisable. The 2005 Plan and 2017 Plan allows for the exercise of unvested options with repurchase rights over the restricted common stock issued. At December 31, 2021, 2020, and 2019, there were no unvested options resulting from early exercises.

The fair value of stock option grants is set forth below and was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Fair value of common stock	$31.12-$48.05	$23.49-$34.07	$20.07-$44.95
Expected term (in years)	6	6	6
Risk-free interest rate	0.45%-1.62%	0.36%-0.83%	1.71%-2.49%
Expected volatility	65%-67%	64%-68%	64%-67%
Expected dividend yield	—	—	—

A summary of stock option activities during 2021, 2020 and 2019 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)
Outstanding at December 31, 2018	820,186	$8.44
Granted	138,200	$35.76	$21.86
Exercised	(307,365)	$1.47		$12,117
Canceled	(33,528)	$24.80
Outstanding at December 31, 2019	617,493	$17.13
Granted	347,095	$32.14	$19.15
Exercised	(96,456)	$3.25		$2,257
Canceled	(54,890)	$26.07
Outstanding at December 31, 2020	813,242	$24.58
Granted	111,489	$39.00	$23.32
Exercised	(97,702)	$9.20		$3,064
Canceled	(43,101)	$35.84
Outstanding at December 31, 2021	783,928	$28.00

Additional information for stock options at December 31, 2021 were as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual term (in years)
Outstanding at December 31, 2021	783,928	28.00	$4,524	7.30
Exercisable at December 31, 2021	453,000	23.17	$4,362	6.37

At December 31, 2021, total unrecognized stock-based compensation cost related to unvested stock options was $6.5 million, which will be recognized ratably over a weighted-average period of 2.6 years.

No income tax benefits from stock-based compensation arrangements have been recognized in the consolidated statements of operations.

Restricted Stock Units

The Company grants restricted stock units (“RSU”) under the 2017 Plan to executive management and its non-employee directors. RSUs granted to executive management generally vest over four years. RSUs granted to non-employee directors generally vest annually. A new non-employee director will receive an initial grant upon joining the board of directors and all directors will receive new annual grants at each annual meeting of shareholders.

The following table summarizes the activity of RSU awards:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2018	110,764	$19.58
Granted	62,382	$44.05
Vested	(58,150)	$24.75	$2,610
Unvested RSUs at December 31, 2019	114,996	$30.24
Granted	91,759	$31.75
Vested	(54,970)	$32.12	$1,766
Forfeited	(10,277)	$41.50
Unvested RSUs at December 31, 2020	141,508	$29.67
Granted	84,035	$37.86
Vested	(80,972)	$29.22	$3,078
Forfeited	(15,761)	$31.38
Unvested RSUs at December 31, 2021	128,810	$35.09

At December 31, 2021, total unrecognized stock-based compensation cost related to RSUs was $3.8 million, which will be recognized ratably over a weighted-average period of 2.4 years.

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

The 2017 ESPP contains a provision which provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the board of directors. The Company's board of directors did not authorize the automatic increase to the 2017 ESPP plan on January 1, for the year ended December 31, 2021.

The following table summarizes the activity of shares available under the 2017 ESPP:

Shares available for grant at December 31, 2020	429,521
Increase in accordance with the evergreen provision	—
Issued during the year	(30,193)
Shares available for grant at December 31, 2021	399,328

The Company accounts for employee stock purchases made under its 2017 ESPP using the estimated grant date fair value of accounting in accordance with ASC 718, Stock Compensation. The Company values ESPP shares using the Black-Scholes model.

Total stock-based compensation expense is recorded in the consolidated statements of operations and was allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$1,567	$1,093	$670
Sales and marketing	1,612	1,268	955
Research and development	734	580	365
General and administrative	1,959	1,521	1,067
Total	$5,872	$4,462	$3,057

Stock-based compensation expense is recognized over the award’s expected vesting schedule. Forfeitures are recognized as and when they occur.

Note 17. Benefit Plan

The Company sponsors a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company is allowed to make 401(k) matching contributions as defined in the plan and as approved by the Board. The Company matched 50% of employee contributions made during 2021 up to a maximum of 2% of compensation; the match will be deposited to the employees’ 401(k) accounts in 2022. During the years ended December 31, 2021, 2020, and 2019, the Company recorded $0.3 million, $0.2 million, and $0.2 million, respectively, of matching contribution expense. These matching contributions are subject to additional vesting criteria.

Note 18. Leases

The Company leases its principal executive offices in Fremont, California, under a non-cancelable operating lease which expires on February 28, 2027. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, contingent rent provisions or other build-out clauses. The lease contains an option to extend the term for an additional period of up to five years subject to certain terms and conditions. The lease includes both lease (e.g., fixed monthly rent payments) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component as the Company elected the practical expedient to group lease and non-lease components for all leases. Upon lease commencement on October 1, 2021, the Company recognized an operating lease right-of-use asset of $2.0 million and a corresponding lease liability of $2.0 million, using a discount rate of 3.00%, which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of commencement.

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

The operating lease cost recognized for the year ended December 31, 2021, 2020 and 2019, was $0.6 million $0.4 million and $0.3 million, respectively.

Supplemental information related to the operating leases as follows (in thousands):

	December 31,
	2021	2020
Assets
Operating lease right-of-use assets	$2,323	$882

Liabilities
Lease liabilities (short-term) (presented within Accrued expenses and other current liabilities)	$409	$484
Lease liabilities (long-term) (presented within Other liabilities)	2,013	461
Total operating lease liabilities	$2,422	$945

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (presented within Operating cash flows)	$553	$386

Maturities of the lease liabilities at December 31, 2021 are as follows (in thousands):

2022	$508
2023	523
2024	538
2025	545
2026	499
Total lease payments, undiscounted	2,613
Less: imputed interest	(191)
Total	$2,422

Note 19. Commitments and Contingencies

Contingencies

On August 28, 2018, Silvon S. Simmons (the "Plaintiff") amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add the Company and employees as defendants. The amended complaint alleges conspiracy to violate plaintiff's civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that ShotSpotter colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff's conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney's fees. The Company believes that the Plaintiff's claims are without merit and are disputing them vigorously.

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

An unfavorable outcome on any litigation matters could require payment of substantial damages, or, in connection with any intellectual property infringement claims, could require the Company to pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on the Company’s business, operating results, financial condition and cash flows.

Note 20. Subsequent Events

Subsequent to the year-end through March 16, 2022, the Company purchased 57,623 shares of its common stock at an average price of $28.34 per share for $1.6 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

On January 3, 2022, the Company acquired 100% of the member interests in Forensic Logic, LLC, the premier provider to law enforcement of network search technology and cloud-based information services, for a purchase consideration of $5.0 million in cash, subject to working capital adjustments, $15.0 million of the Company’s common stock and additional contingent consideration. The contingent consideration is an earnout agreement for 2022 and 2023. Up to $9.5 million in contingent earnout will be payable based on Forensic Logic’s revenues generated during 2022. An additional amount up to $10.5 million contingent earnout will be payable based on Forensic Logic’s revenues during 2023. The amounts will be determined and paid within approximately 90 days after the end of 2022 and 2023, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In November 2020, we completed the acquisition of LEEDS. We are in the process of integrating internal controls at LEEDS into our control structure. We consider the ongoing integration of LEEDS to represent a material change in our internal control over financial reporting. With the exception of these changes, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Item 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017

3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017

4.1	Form of Common Stock Certificate	S-1/A	333-217603	4.1	May 19, 2017

4.2	Investors' Rights Agreement, by and among ShotSpotter, Inc. and the investors listed on Exhibit A thereto, dated July 12, 2012	S-1	333-217603	4.2	May 2, 2017

4.3	Form of Warrant to purchase shares of Series B-1 Preferred Stock issued to certain stockholders in connection with the sale of Series B-1 Preferred Stock in February 2014	S-1	333-217603	4.6	May 2, 2017

4.4	Form of Warrant to Purchase Shares of Common Stock issued to Roth Capital Partners, LLC in June 2017	10-Q	001-38107	10.1	August 14, 2017

4.5	Description of Capital Stock	10-K	001-38107	4.5	March 13, 2020

10.1(#)	ShotSpotter, Inc. Amended and Restated 2005 Stock Plan	S-1	333-217603	10.1	May 2, 2017

10.2(#)	Forms of Option Agreement and Option Grant Notice under the Amended and Restated 2005 Stock Plan	S-1	333-217603	10.2	May 2, 2017

10.3(#)	ShotSpotter, Inc. 2017 Equity Incentive Plan	S-1/A	333-217603	10.3	May 19, 2017

10.4(#)	Forms of Option Agreement and Option Grant Notice under the 2017 Equity Incentive Plan	S-1/A	333-217603	10.4	May 19, 2017

10.5(#)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Restricted Terms and Conditions under the 2017 Equity Incentive Plan	S-1/A	333-217603	10.5	May 19, 2017

10.6(#)	ShotSpotter, Inc. 2017 Employee Stock Purchase Plan	S-1/A	333-217603	10.6	May 19, 2017

10.7(#)	Form of Restricted Stock Unit Grant Notice for Directors	10-Q	001-38107	10.6	August 14, 2017

10.8(#)	Form of Indemnification Agreement by and between ShotSpotter, Inc. and each director and executive officer	S-1	333-217603	10.7	May 2, 2017

10.9(#)	Offer Letter between ShotSpotter, Inc. and Ralph A. Clark, dated March 13, 2017	S-1	333-217603	10.8	May 2, 2017

10.10(#)	Offer Letter between ShotSpotter, Inc. and Alan R. Stewart, dated March 13, 2017	S-1	333-217603	10.9	May 2, 2017

10.11(#)	Offer Letter between ShotSpotter, Inc. and Paul S. Ames, dated March 13, 2017	S-1	333-217603	10.11	May 2, 2017

10.12(#)	Offer Letter between ShotSpotter, Inc. and Gary T. Bunyard, dated March 13, 2017	S-1	333-217603	10.12	May 2, 2017

10.13(#)	Offer Letter between ShotSpotter, Inc. and Sam Klepper, dated March 2, 2018	10-Q	001-38107	10.1	May 10, 2018

10.14(#)	Offer Letter between ShotSpotter, Inc. and Nasim Golzadeh, dated February 20, 2019	10-K	001-38107	10.16	March 4, 2019

10.15	Lease Agreement between Washington Township Health Care District and ShotSpotter, Inc., dated August 16, 2021	10-Q	001-38107	10.1	November 15, 2021

10.16	Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated September 27, 2018	10-Q	001-38107	10.1	November 14, 2018

10.17	First Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated May 21, 2019	8-K	001-38107	10.1	May 24, 2019

10.18	Second Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated August 14, 2020	8-K	001-38107	10.1	August 19, 2020

10.19	Amended and Restated Nonemployee Director Compensation Policy, dated February 17, 2022					X

21.1	List of Subsidiaries					X

23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm for ShotSpotter, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

SHOTSPOTTER, INC.

Date: March 28, 2022	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: March 28, 2022	By:	/s/ Alan R. Stewart
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

Signature	Title	Date

/s/ Ralph A. Clark	President, Chief Executive Officer, and a Director (Principal Executive Officer)	March 28, 2022
Ralph A. Clark

/s/ Alan R. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2022
Alan R. Stewart

/s/ Pascal Levensohn	Director	March 28, 2022
Pascal Levensohn

/s/ Thomas T. Groos	Director	March 28, 2022
Thomas T. Groos

/s/ Ruby Sharma	Director	March 28, 2022
Ruby Sharma

/s/ Randall Hawks, Jr.	Director	March 28, 2022
Randall Hawks, Jr.

/s/ Marc Morial	Director	March 28, 2022
Marc Morial

/s/ William J. Bratton	Director	March 28, 2022
William J. Bratton

/s/ Deborah Elam	Director	March 28,2022
Deborah Elam

/s/ Roberta Jacobson	Director	March 28,2022
Roberta Jacobson