Form 10-Q
period 2022-03-31
SHOTSPOTTER, INC
filed 2022-05-16
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022 the registrant had 12,141,630 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,852	$15,636
Accounts receivable and contract asset, net	21,256	16,134
Prepaid expenses and other current assets	2,456	2,504
Total current assets	32,564	34,274
Property and equipment, net	18,707	17,409
Operating lease right-of-use assets	3,961	2,323
Goodwill	23,171	2,816
Intangible assets, net	29,220	13,564
Other assets	2,581	1,918
Total assets	$110,204	$72,304
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,449	$1,587
Deferred revenue, short-term	33,886	26,235
Accrued expenses and other current liabilities	12,952	6,680
Total current liabilities	49,287	34,502
Deferred revenue, long-term	1,623	474
Other liabilities	10,519	3,513
Total liabilities	61,429	38,489
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,141,630 and 11,703,430 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	61	58
Additional paid-in capital	147,277	132,780
Accumulated deficit	(98,398)	(98,785)
Accumulated other comprehensive loss	(165)	(238)
Total stockholders' equity	48,775	33,815
Total liabilities and stockholders' equity	$110,204	$72,304

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenues	$21,214	$15,013
Costs
Cost of revenues	8,290	6,300
Impairment of property and equipment	—	25
Total costs	8,290	6,325
Gross profit	12,924	8,688

Operating expenses
Sales and marketing	5,576	3,935
Research and development	2,627	1,713
General and administrative	4,289	2,871
Total operating expenses	12,492	8,519
Operating income	432	169
Other income (expense), net
Interest income, net	8	11
Other expense, net	(53)	(52)
Total other income (expense), net	(45)	(41)
Income before income taxes	387	128
Provision for income taxes	—	49
Net income	$387	$79
Net income per share, basic	$0.03	$0.01
Net income per share, diluted	$0.03	$0.01
Weighted average shares used in computing adjusted net income per share, basic	12,156,968	11,584,605
Weighted average shares used in computing adjusted net income per share, diluted	12,315,806	11,898,362

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$387	$79
Other comprehensive income (loss):
Change in foreign currency translation adjustment	73	(17)
Comprehensive income	$460	$62

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Par Value	Capital	Deficit	Income (Loss)	(Deficit)
Balance at January 1, 2022	11,703,430	$58	$132,780	$(98,785)	$(238)	$33,815
Exercise of stock options	8,528	—	13	—	—	13
Repurchase of common stock	(57,623)	—	(1,634)	—	—	(1,634)
Issuance of common stock from RSUs vested	22,755	—	—	—	—	—
Issuance of common stock for acquisition	464,540	3	14,263	—	—	14,266
Stock-based compensation	—	—	1,855	—	—	1,855
Other comprehensive income	—	—	—	—	73	73
Net income	—	—	—	387	—	387
Balance at March 31, 2022	12,141,630	$61	$147,277	$(98,398)	$(165)	$48,775

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Par Value	Capital	Deficit	Income (Loss)	(Deficit)
Balance at January 1, 2021	11,538,998	$58	$128,771	$(94,354)	$(170)	$34,305
Exercise of stock options	60,600	—	213	—	—	213
Issuance of common stock in connection with exercise of warrants	50,716	—	8	—	—	8
Issuance of common stock from RSUs vested	24,332	—	—	—	—	—
Repurchase of common stock	(56,162)	—	(2,192)	—	—	(2,192)
Stock-based compensation	—	—	1,375	—	—	1,375
Other comprehensive loss	—	—	—	—	(17)	(17)
Net income	—	—	—	79	—	79
Balance at March 31, 2021	11,618,484	$58	$128,175	$(94,275)	$(187)	$33,771

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$387	$79
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,487	1,393
Amortization of intangible assets	695	259
Impairment of property and equipment	—	25
Stock-based compensation	1,855	1,375
Provision for accounts receivable	77	44
Changes in operating assets and liabilities:
Accounts receivable and contract asset	(4,976)	(3,929)
Prepaid expenses and other assets	(439)	134
Accounts payable	—	145
Accrued expenses and other current liabilities	(1,220)	(1,451)
Deferred revenue	3,417	430
Net cash provided by (used in ) operating activities	1,283	(1,496)
Cash flows from investing activities:
Purchase of property and equipment	(1,900)	(1,233)
Investment in intangible and other assets	(8)	(13)
Business acquisition, net of cash acquired	(4,618)	15
Net cash used in investing activities	(6,526)	(1,231)
Cash flows from financing activities:
Payment of contingent consideration liability	—	(403)
Proceeds from exercise of stock options	13	213
Repurchases of common stock	(1,634)	(2,192)
Proceeds from exercise of warrants	—	8
Net cash used in financing activities	(1,621)	(2,374)
Decrease in cash, cash equivalents and restricted cash	(6,864)	(5,101)
Effect of exchange rate on cash and cash equivalents	80	(2)
Cash, cash equivalents and restricted cash at beginning of year	15,636	16,043
Cash, cash equivalents and restricted cash at end of year	$8,852	$10,940

Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$731	$590
Fair value of contingent consideration	$12,400	$—
Fair value of common stock issued as consideration for business acquisition	$14,266	$—

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. The Company’s flagship product, ShotSpotter Respond is the leading outdoor gunshot detection, location and alerting system trusted by over 130 cities as of March 31, 2022. ShotSpotter Connect creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. The Company’s case management solution, ShotSpotter Investigate, and search and analysis solution, COPLINK X, are cloud-based investigative platforms to help law enforcement agencies modernize every phase of an investigation and accelerate case work with easy-to-use software tools. The Company offers its solutions on a Software as a Service, ("SaaS"), subscription model to its customers. ShotSpotter Labs is the Company’s effort to support innovative uses of its technology to help protect wildlife and the environment.

The Company’s principal executive offices are located in Fremont, California. The Company has five wholly-owned subsidiaries.

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

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) filed with the SEC on March 29, 2022.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2022 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its cash deposits at two domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents.

Concentration of Accounts Receivable and Contract Asset – At March 31, 2022, two customers accounted for 38% and 15% of the Company’s total accounts receivable, respectively. At December 31, 2021, one customer accounted for 65% of the Company’s total accounts receivable.

Concentration of Revenues – For the three months ended March 31, 2022, two customers accounted for 38% and 10% of the Company’s total revenues, respectively. For the three months ended March 31, 2021, two customers accounted for 34% and 13% of the Company’s total revenues, respectively.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$26,709	$24,578
Deferred revenues acquired (Note 4 - Business Acquisitions)	$5,382	$—
New billings	24,527	15,432
Revenue recognized during the year from beginning balance	(9,825)	(10,103)
Revenue recognized during the year from new billings	(11,292)	(4,898)
Foreign currency impact	8	(1)
Ending balance	$35,509	$25,008

The following table presents remaining performance obligations for contractually committed revenues as of March 31, 2022 (in thousands):

2022	$40,844
2023	34,805
2024	23,213
Thereafter	12,954
Total	$111,816

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of March 31, 2022 and amounts under contract that will be invoiced after March 31, 2022.

During the three months ended March 31, 2022, the Company recognized revenues of $20.8 million from customers in the United States, and $0.4 million from customers in the Bahamas and South Africa. During the three months ended March 31, 2021, the Company recognized revenues of $14.8 million from customers in the United States, and $0.2 million from customers in the Bahamas and South Africa.

During the three months ended March 31, 2022, the Company recognized revenues of $19.0 million from monthly subscription, maintenance and support services, and $2.2 million from professional software development services. During the three months ended March 31, 2021, the Company recognized revenues of $13.3 million from monthly subscription, maintenance and support services, and $1.7 million from professional software development services.

Note 4. Business Acquisitions

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts from Customers. ASU 2021-08 aimed to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognized by the acquirer. These amendments were effective prospectively for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2022.

On January 3, 2022, the Company completed the acquisition of 100% of the membership interests in Forensic Logic, LLC (“Forensic Logic”) for purchase consideration of $4.9 million in cash, subject to working capital adjustments, and $14.3 million in 464,540 shares of ShotSpotter common stock based on the closing price on the date of acquisition. The purchase consideration also included a contingent earnout agreement. Up to $9.5 million in contingent earnout will be payable based on Forensic Logic’s revenues generated during 2022. An additional amount up to $10.5 million contingent earnout will be payable based on Forensic Logic’s revenues during 2023. The amounts are payable within approximately 120 days after the end of 2022 and 2023, respectively. The estimated fair value of the contingent earnout on the date of acquisition is $12.4 million, resulting in a total estimated purchase consideration of $31.6 million. The acquisition will enable the Company to broaden its suite of precision policing solutions and cloud-based investigative platforms to offer its customers.

The following table summarizes the allocation of the purchase price as of the acquisition date, January 3, 2022 (in thousands):

Cash and cash equivalents	$303
Accounts receivable and contract asset, net	220
Property and equipment, net	200
Operating lease right-of-use asset	1,893
Software technology	7,140
Tradename	1,000
Customer relationships	8,200
Goodwill	20,355
Other asset	186
Accrued expenses and other current liabilities	(635)
Operating lease liabilities	(1,893)
Deferred revenue	(5,382)
Total estimated consideration	$31,587

The purchase price allocation above is final except for measure period adjustments which may be required in the future following purchase price adjustments related to working capital true-up. Goodwill primarily represents the value of cash flows from future customers and the employee workforce. The Company expects to deduct the amortization of goodwill and intangible assets for tax purposes. A portion of the amortization deduction will commence upon settlement of contingent consideration and contingent liabilities. The Company valued the intangible assets using income-based approaches. Significant assumptions included forecasts of revenues, cost of revenues, research and development expense, sales and marketing expense, general and administrative expense, technology lives, royalty rates, working capital rates, customer attrition rates and other estimates. The Company discounted the cash flows at 24%, reflecting the risk profile of the assets.

Acquisition-related expenses totaled $0.6 million, of which $0.1 million is included in general and administrative expense for the quarter ended March 31, 2022 and the remainder was incurred during the year ended December 31, 2021.

The unaudited pro forma combined revenue and net income presented below have been prepared as if the Company had acquired Forensic Logic on January 1, 2021. The unaudited pro forma financial information has been derived from the consolidated statements of operations of the Company and Forensic Logic for the below period. The historical financial information has been adjusted in the unaudited combined pro forma information based upon currently available information and certain estimates and assumptions. The actual effect of the transactions ultimately may differ from the pro forma adjustments included herein. However, management believes that the assumptions used to prepare the pro forma adjustments provide a reasonable basis for presenting the significant effects of the transactions as currently contemplated and that the pro forma adjustments are factually supportable, give appropriate effect to the expected impact of events that are directly attributable to the transactions, and reflect those items expected to have a continuing impact on the Company. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021.

The unaudited pro forma combined revenue and net loss for the three months ended March 31, 2021 would have been $16.4 million and $1.1 million, respectively.

Note 5. Fair Value Measurements

In October 2018, upon the acquisition of certain technology, referred to as HunchLab, from Azavea, Inc., the Company recognized a contingent consideration liability classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly nor indirectly observable. In February 2021, based on the relevant revenues earned during the three-year contingent consideration period, the Company paid $0.4 million, resulting in a reduction of the contingent consideration liability.

In November 2020, using a Monte Carlo Simulation approach, the Company estimated the fair value of the contingent consideration at the acquisition date of LEEDS to be $0.2 million. During the fourth quarter of fiscal 2021, the fair value of the contingent consideration was increased by $1.3 million based upon estimated 2022 revenue targets, representing an adjustment to the most likely outcome expected for the liability. There have been no changes in the assumptions or fair value of the LEEDS contingent consideration liability during the three months ended March 31, 2022.

In January 2022, using a Monte Carlo Simulation approach, the Company estimated the fair value of the contingent consideration liability classified within Level III of the fair value hierarchy at the acquisition of Forensic Logic to be $12.4 million.

The changes in the fair value of contingent consideration liability for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$1,500	$573
Payment of contingent consideration liability	—	(403)
Change in fair value of contingent consideration	—	—
Contingent consideration - Forensic Logic ( Note 4 - Business Acquisitions)	12,400	—
Ending balance	$13,900	$170

There were no transfers into or out of Level III during the three months ended March 31, 2022 and 2021. As of March 31, 2022, contingent consideration of $6.7 million is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet as it is forecasted that the achievement of milestones will occur within the next 12 months, and $7.2 million is included in Other liabilities in the condensed consolidated balance sheet.

Note 6. Goodwill

The change in goodwill is as follows (in thousands):

	March 31, 2022	December 31, 2021
Beginning balance	$2,816	$2,811
Acquisition of Forensic Logic (see Note 4—Business Acquisitions)	20,355	—
Change during the period	—	5
Ending balance	$23,171	$2,816

Note 7. Intangible Assets, net

Intangible assets consist of the following (in thousands):

	March 31, 2022
	Gross	Accumulated Amortization	Net
Customer relationships	$22,770	$(1,535)	$21,235
Patents	1,226	(1,099)	127
Software technology	7,140	(254)	6,886
Tradename	1,000	(28)	972
Total intangible assets, net	$32,136	$(2,916)	$29,220

	December 31, 2021
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(1,131)	$13,439
Patents	1,214	(1,089)	125
Total intangible assets, net	$15,784	$(2,220)	$13,564

Intangible amortization expense was approximately $695,000 and $259,000 for the three months ended March 31, 2022 and 2021, respectively.

The following table presents future intangible asset amortization as of March 31, 2022 (in thousands):

Remainder of 2022	$2,106
2023	2,640
2024	2,637
2025	2,595
2026	2,577
Thereafter	16,665
Total	$29,220

Note 8. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable	$20,271	$16,167
Contract asset	1,135	41
Allowance for potential credit losses	(150)	(74)
	$21,256	$16,134

Prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid software and licenses	$742	$756
Prepaid insurance	245	611
Other prepaid expenses	472	198
Deferred commissions	895	822
Other	102	117
	$2,456	$2,504

Other assets (long-term) (in thousands):

	March 31,	December 31,
	2022	2021
Deferred commissions	2,011	$1,723
Other	570	195
	$2,581	$1,918

Accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2022	2021
Personnel-related accruals	4,017	$4,864
Royalties payable	49	47
Professional fees	692	925
Sales/ use tax payable	218	167
Contingent consideration	6,650	─
Operating lease liability	861	409
Other	465	268
	$12,952	$6,680

Other liabilities (long-term) (in thousands):

	March 31,	December 31,
	2022	2021
Operating lease liabilities	3,269	$2,013
Contingent consideration liability	7,250	1,500
	$10,519	$3,513

Note 9. Related Party Transactions

During the three months ended March 31, 2022 and 2021, the Company recognized approximately $16,000 and $36,000, respectively, in revenues from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and from one of the Company’s significant stockholders.

Note 10. Stock Repurchase Program

During the three months ended March 31, 2022, the Company repurchased 57,623 shares of its common stock at an average price of $28.34 per share for $1.6 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. At March 31, 2022, $1.4 million remained available for repurchase under the Company's stock repurchase program.

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

The following table summarizes the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$387	$79
Denominator:
Weighted-average shares outstanding, basic	12,156,968	11,584,605
Weighted-average shares outstanding, diluted	12,315,806	11,898,362
Net income per share, basic	$0.03	$0.01
Net income per share, diluted	$0.03	$0.01
Anti-dilutive employee share-based awards, excluded	952,776	544,815

Note 12. Equity Incentive Plans

Stock options:

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the "2005 Plan") and 2017 Equity Incentive Plan (the “2017 Plan") during the three months ended March 31, 2022 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2021	783,928	$28.00
Granted	454,678	$26.50
Exercised	(8,528)	$1.43
Canceled	(11,699)	$38.20
Outstanding as of March 31, 2022	1,218,379	$27.51

Under an “evergreen” provision, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and ending on and including January 1, 2027, by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 Plan was increased on January 1, 2022 by 585,172 shares, which was equal to 5% of the total number of shares of capital stock outstanding on December 31, 2021.

Restricted stock units:

A summary of restricted stock unit ("RSU") activities under the 2017 Plan during the three months ended March 31, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per RSU
Unvested awards outstanding as of December 31, 2021	128,810	$35.09
Granted	154,379	$26.50
Vested	(22,755)	$25.35
Unvested awards outstanding as of March 31, 2022	260,434	$30.85

2017 Employee Stock Purchase Plan

There were no shares issued under the 2017 Employee Stock Purchase Plan ("2017 ESPP') during the three months ended March 31, 2022.

The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under our 2017 ESPP was increased on January 1, 2022 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 549,328 as of March 31, 2022.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$456	$392
Sales and marketing	463	371
Research and development	234	181
General and administrative	702	431
Total	$1,855	$1,375

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

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have relaxed such restrictions, in some cases, the restrictions were put back in place after having been lifted. The Company understands that the ongoing COVID-19 pandemic, associated travel restrictions and social distancing requirements may continue to have an adverse impact on its results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business and results of operations, including its revenues, earnings and cash flows from operations, may continue to be adversely impacted for the balance of 2022.

The Company may be adversely affected by increasing social unrest, protests against racial inequality, protests against police brutality and associated ongoing movements such as “Defund the Police.” These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that the Company’s solutions are contributing to the “problem,” which may adversely affect the Company, its business and results of operations, including its revenues, earnings and cash flows from operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and other financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, those discussed in the subsection titled “Impact of COVID-19 and Social Unrest on our Business” below, as well as the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Respond, is the leading outdoor gunshot detection, location and alerting system. Our patrol management software, ShotSpotter Connect, creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities and corporations mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. ShotSpotter Investigate and COPLINK X add case management and leads generation, respectively, to our expanding suite of precision policing technology solutions and provide agencies with a cloud-based investigative digital case folder and analytical and collaboration tools to improve case closure rates. Our technology innovation unit, ShotSpotter Labs, supports innovative uses of our technology to help protect wildlife and the environment.

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

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution is also sold on a subscription basis. As of March 31, 2022, we had ShotSpotter Respond, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for approximately 950 square miles, of which 910 square miles had gone live. Coverage areas under contract included over 130 cities and 15 campuses/sites across the United States, South Africa and the Bahamas, including four of the ten largest cities in the United States. Most of our revenue is attributable to customers based in the United States.

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

We acquired Forensic Logic LLC ("Forensic Logic") in January 2022, a leading provider of cloud-based data services to U.S. law enforcement and public safety to enable powering the industry's most advanced search and analysis technology. We believe combining lead generation from Forensic Logic with our ShotSpotter Investigate case management solution can accelerate crime solving solutions and improve clearance rates.

Since our founding over 26 years ago, ShotSpotter has been and continues to be a purpose-led company. We are a mission-driven organization that focuses on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing them solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation equally to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful, and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

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

We rely on a limited number of suppliers and contract manufacturers to produce components of our solutions. We have no long-term contracts with these manufacturers and purchase from them on a purchase-order basis. Our outsourced manufacturers generally procure the components directly from third-party suppliers. Although we use a limited number of suppliers and contract manufacturers, we believe that we could find alternate suppliers or manufacturers if circumstances required us to do so, in part because a portion of the components required by our solutions are available off the shelf. For a discussion of the risks associated with our limited number of suppliers, see risks entitled “We rely on a limited number of suppliers and contract manufacturers, and our proprietary ShotSpotter sensors are manufactured by a single contract manufacturer” in Item 1A, Risk Factors, and the subsection titled “Impact of COVID-19 and Social Unrest on our Business” included in this Quarterly Report on Form 10-Q.

We generated revenues of $21.2 million and $15.0 million for the three months ended March 31, 2022 and 2021, respectively, a year-over-year increase of 41%. Revenues from ShotSpotter Respond during the three months ended March 31, 2022 and 2021, represented approximately 63% and 75% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 38% and 10% respectively, of our total revenues for the three months ended March 31, 2022, and 34% and 13%, respectively, of our total revenues for the three months ended March 31, 2021.

For the three months ended March 31, 2022 and 2021, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $20.8 million and $14.8 million, or 98% and 99%, respectively, of total revenues for both periods. For the three months ended March 31, 2022 and 2021, revenues derived from our customers located outside the United States accounted for $0.4 million and $0.2 million, respectively.

We had net income of $0.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Our accumulated deficit was $98.4 million and $98.8 million at March 31, 2022 and December 31, 2021, respectively.

We have focused on rapidly growing our business and believe that its future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. The challenges we are facing in this regard as a result of the COVID-19 pandemic are summarized in the subsection below entitled “Impact of COVID-19 and Social Unrest on our Business.” Other challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming, and the fact that our typical sales cycle is often very long, difficult to estimate accurately and can be costly, and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

We will also focus on expanding our business by introducing new products and services such as ShotSpotter Connect to existing customers and gaining new customers for ShotSpotter Labs. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth given our large and growing installed base of police departments who trust ShotSpotter’s products, support and way of doing business. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other ShotSpotter solutions and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent. Consistent with this strategy, we expanded our suite of solutions with the acquisitions of LEEDS and Forensic Logic.

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

Key Business Metrics

	Three Months Ended March 31,
	2022	2021
Net new "go-live" cities	8	6

Net New “Go-Live” Cities

Net new “go-live” cities represent the number of cities covered by deployments of our gunshot detection solutions that were formally approved by customers during the year, both from initial and expanded customer deployments, net of cities that ceased to be “live” during the year due to customer cancellations. New cities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities as a key business metric to measure our operational performance and market penetration. During the three months ended March 31, 2022, we also went live with one pilot project that is not included in the table above.

Impact of COVID-19 and Social Unrest on our Business

The COVID-19 pandemic resulted in a substantial curtailment of business activities worldwide and caused ongoing economic uncertainty, both in the United States and many countries abroad. In connection with efforts to contain the spread of COVID-19, many companies and state, local and foreign governments imposed restrictions, including shelter-in-place orders and travel bans that were in effect for most or all of 2020 and for much of 2021. While some of these companies and jurisdictions have relaxed or ended such restrictions, some restrictions remain and others may be put back in place after having been lifted. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements may continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, may continue to be adversely impacted in the future.

We may be adversely affected by increasing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” and such unrest may be exacerbated by inaccurate information or negative publicity regarding our solutions. Although the negativity of some of these events has been reduced, some of these events may still directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the perceived problems, which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

In addition, the global supply chain for semiconductor chips, including the type of chips used in the sensors integrated into our gunshot detection solutions, has been disrupted by events related to the COVID-19 pandemic, including business shutdowns and increased demand. As a result, we may experience higher costs to procure the sensors required for our solutions. While we believe these delays are temporary and we have taken steps to mitigate the impact of these delays, if supply chain issues become worse, we may not be able to deploy, update or repair our gunshot detection solutions as expected. If we are unable to deliver our solutions or update or repair existing assets, or if we incur higher than expected costs to do so, our revenues may not grow as expected and our business may be adversely impacted.

While we feel positive with progress to date, it is currently not possible to fully predict the magnitude or duration of the COVID-19 pandemic’s impact on our business or the future impact of the recent, ongoing and possible future unrest. The extent to which these events impact our business will depend on numerous evolving factors that we may not be able to control or accurately predict, including without limitation:

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

For ShotSpotter Respond, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. For COPLINK X, we generally invoice customers 100% of the total contract value when the subscription service is operational. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter. For ShotSpotter Respond, our pricing model is based on a per-square-mile basis. For ShotSpotter SecureCampus, ShotSpotter SiteSecure and ShotSpotter Investigate, our pricing model is on a customized-site basis. For ShotSpotter Connect, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. We may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

With the acquisition of LEEDS, we generate revenues through the sale of (i)  maintenance and support services and (ii) professional software development services to a single customer, through a sales channel intermediary. The sales channel intermediary contract includes an annual, renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders.

With the acquisition of Forensic Logic, we also generate revenues from subscriptions for COPLINK X, cloud-based data services for advanced search and analysis tools, with revenue recognition being similar to our Respond products. We also provide access to this technology platform to an intermediary to either be resold or combined with their own materials, software and/or services, to create an integrated solution that is provided to their end-user customers. We recognize this revenue net of margins paid to the intermediary.

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

Impairment of property and equipment is primarily attributable to our write-off of the remaining book value of sensor networks related to customers lost during the three months ended March 31, 2021. There was no impairment recorded in the three months ended March 31, 2022.

We are upgrading our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. By March 31, 2022, we had already upgraded over 60 percent of our 3G sensors. We expect to complete all required upgrades by the end of 2022. Additionally, we are and may continue to re-use and re-deploy some of the old 3G sensors, or components within them that have a remaining serviceable life where it makes sense to do so.

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

Cost of revenues for ShotSpotter Investigate generally relate to revenues generated through the sale of proprietary software licenses and related maintenance and support services and professional software development services. Costs of these professional services include employee compensation costs that are relatively fixed, third-party contractor costs, allocated facility costs and overhead, and the costs of billable expenses such as travel and lodging. The unpredictability of the timing of entering into significant professional services agreements may cause significant fluctuations in our costs which, in turn, may impact our quarterly financial results.

The cost of revenues for COPLINK X is generally related to employee compensation costs and datacenter hosting services, both of which are relatively fixed.

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

During the duration of the COVID-19 pandemic with associated shelter-in-place orders, remote work policies and travel bans, our sales and marketing expense decreased. As travel has increased in 2022 compared to 2021, our sales and marketing expenses have increased in absolute dollars due to the growth in our sales and marketing organization. This growth has included adding sales and/or marketing personnel and expanding our marketing and strategic communications activities to continue to generate additional leads. Sales and marketing expense may fluctuate from quarter to quarter based on the timing of commission expense, marketing campaigns and tradeshows.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended March 31, 2022 and 2021 (in thousands):

		As a % of		As a % of	Change
	2022	Revenues	2021	Revenues	$	%
Revenues	$21,214	100%	$15,013	100%	$6,201	41%
Costs
Cost of revenues	8,290	39%	6,300	42%	1,990	32%
Impairment of property and equipment	—	—	25	—	(25)	(100%)
Total costs	8,290	39%	6,325	42%	1,965	31%
Gross profit	12,924	61%	8,688	58%	4,236	49%
Operating expenses:
Sales and marketing	5,576	26%	3,935	27%	1,641	42%
Research and development	2,627	12%	1,713	11%	914	53%
General and administrative	4,289	20%	2,871	19%	1,418	49%
Total operating expenses	12,492	59%	8,519	57%	3,973	47%
Income from operations	432	2%	169	1%	263	156%
Other expense, net	(45)	(1%)	(41)	—	(4)	10%
Provision (benefit) from income taxes	—	—	49	—	(49)	(100%)
Net income	$387	2%	$79	1%	$308	390%

After filing the Form 8-K related to our earnings release for the quarter ended March 31, 2022 on May 10, 2022, we made revisions to the allocation of amortization expense for customer relationship and tradename intangible assets, which had the result of reclassification of approximately $0.3 million from cost of revenues to various operating expenses for the three months ended March 31, 2022. There was no change to operating income or net income from that reported in the earnings release.

Revenues

The increase of $6.2 million was primarily attributable to new customers, expansions of existing customer coverage areas, as well as Forensic Logic's revenue contribution and the delayed amendment of a LEEDS contract from late 2021 into January 2022. We went live in four new Respond cities, secured two new security customers and expanded in three current customer cities.

Costs

The increase of $2.0 million was due primarily to an increase of $1.4 million in personnel costs as a result of increased headcount due to continued growth and the acquisition of Forensic Logic in January 2022, as well as increased travel costs relating to customer deployments. In addition, products costs increased by $0.4 million primarily as a result of supply shortages and increased sensors deployed, third-party labor costs increased by $0.1 million in support of customers, and other costs increased by $0.1 million.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense increased by $1.6 million and was primarily due to an increase of $0.6 million in personnel costs, a $0.7 million increase in consulting and commission expenses, and a $0.3 million addition to amortization of customer relationship and tradename assets related to Forensic Logic.

Research and Development Expense

Research and development expense increased by $0.9 million and was primarily due to increased personnel and headcount costs as a result of the Forensic Logic acquisition.

General and Administrative Expense

The increase of $1.4 million was due primarily to a $0.9 million increase in legal expense, primarily related to our lawsuit against VICE Media, LLC for defamation, an increase in costs related to subpoenas, and an increase in strategic communications expense, a $0.3 million increase in personnel-related costs and a $0.2 million increase in other costs including business insurance expense and travel and entertainment expense and consulting expense.

Other Income (Expense), Net

The decrease in other income (expense) was due primarily to a decrease in interest income due to a decline in interest rates.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. There was no provision for income taxes recorded in the three months ended March 31, 2022. For the three months ended March 31, 2021, due to having net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $8.9 million as of March 31, 2022, and our available loan facility of $20.0 million. As of March 31, 2022, no amounts were outstanding on our loan facility. In December 2021, we obtained a waiver for the financial covenants tied to our profitability through June 30, 2022.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of $33.9 million. However, should additional working capital be needed, we can utilize our unused loan facility. Our loan facility expires September 2022, however we expect the facility to be renewed under similar terms. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

In January 2022, we acquired Forensic Logic for a purchase consideration of $31.6 million, consisting of $4.9 million in cash, subject to working capital adjustments, and 464,540 shares of our common stock valued at $14.3 million. The purchase consideration also included a contingent earnout payable up to $20.0 million based on Forensic Logic's revenues generated during the years ended December 31, 2022 and 2023. Up to $9.5 million in contingent earnout will be payable based on Forensic Logic’s revenues generated during 2022. An additional amount up to $10.5 million contingent earnout will be payable based on Forensic Logic’s revenues during 2023. The amounts are payable within approximately 120 days after the end of 2022 and 2023, respectively.

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

During the three months ended March 31, 2022, the Company repurchased 57,623 shares of its common stock at an average price of $28.34 per share for $1.6 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. At March 31, 2022, $1.5 million remained available for repurchase under the Company's stock repurchase program.

Credit Facility

On September 27, 2018, we entered into the Umpqua Credit Agreement for $10.0 million, which was amended in August 2020 to increase the size of our available loan facility to $20.0 million, which allows us to borrow up to $20.0 million under a revolving loan facility. We intend to use the revolving loan facility for general working capital purposes.

Cash Flows

Comparison of Three Months Ended March 31, 2022 and 2021

The following table presents a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,283	$(1,496)
Investing activities	(6,526)	(1,231)
Financing activities	(1,621)	(2,374)
Net change in cash and cash equivalents	$(6,864)	$(5,101)

Operating Activities

Our net income and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by operating activities increased $2.8 million for the three months ended March 31, 2022 compared to the same period of 2021, primarily due to an increase of $6.6 million in cash collected from customers, offset by a $2.1 million increase in payments for personnel costs, an increase of $1.6 million in professional services, consulting and legal expenses and an increase of $0.1 million in other expenses.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investments in intangible assets.

Investing activities used $6.5 million and $1.2 million in the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, this was primarily driven by the acquisition of Forensic Logic for $5.0 million as well as investments in property and equipment installed for new deployments and our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan purchases offset by payments for repurchases of our common stock and contingent earnout liabilities.

Financing activities used $1.6 million in cash during the three months ended March 31, 2022, which was driven by $1.6 million in payments for repurchases of our common stock. Financing activities used $2.4 million in cash during the three months ended March 31, 2021, which was primarily driven by $2.2 million in payments for repurchases of our common stock and $0.4 million in payments for HunchLab’s contingent consideration, offset by $0.2 million in proceeds from the exercise of options and warrants.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenues, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances and evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K and the notes to the audited consolidated financial statements appearing in our 2021 Annual Report on Form 10-K. For the significant or material changes in our critical accounting policies during the three months ended March 31, 2022, see Note 2, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the notes to our consolidated financial statements included in our 2021 Annual Report on Form 10-K for a summary of recently issued accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation.

There were no material changes in our market risk during the three months ended March 31, 2022, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended (the “Exchange Act") Rules 13-a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2022, we completed the acquisition of Forensic Logic. We continue to integrate internal controls at Forensic Logic into our control structure. With the exception of these changes, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

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

Summary of Risk Factors

Investing in our common stock involves risks, including those discussed in this section. These risks include, among others:

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

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including work-from-home policies and travel bans. While some of these companies and jurisdictions have relaxed such restrictions, these restrictions may be put back in place. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements will continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be adversely impacted for the remainder of 2022, including as a result of:

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

It is currently not possible to fully predict the magnitude or duration of the COVID-19 pandemic’s impact on our business. The extent to which the COVID-19 pandemic impacts our business will depend on numerous evolving factors that we may not be able to control or accurately predict, including without limitation:

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

The global supply chain for semiconductor chips, including the type of chips used in the sensors integrated into our gunshot detection solutions, has been disrupted by events related to the COVID-19 pandemic, including business shutdowns and increased demand. As a result, we may experience higher costs to procure the sensors required for our solutions. While we believe these delays are temporary and we have taken steps to mitigate the impact of these delays, if supply chain issues become worse, we may not be able to deploy, update or repair our gunshot detection solutions as expected. If we are unable to deliver our solutions or update or repair existing assets, or if we incur higher than expected costs to do so, our revenues may not grow as expected and our business may be adversely impacted.

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

We reached our first full year of net income in 2019 and had net income in 2020 as well; prior to that, we posted a net loss in each year since inception and we had a net loss of $4.4 million for the year ended December 31, 2021. We had net income of $0.4 million for the three months ended March 31, 2022, and as of March 31, 2022 we had an accumulated deficit of $98.4 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•
sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•
research and development related to our solutions, including investments in our engineering and technical teams;

•
acquisition of complementary technologies or businesses, such as our acquisition of HunchLab technology in October 2018, our acquisition of LEEDS in November 2020, and our acquisition of Forensic Logic in January 2022;
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

We may be adversely affected by ongoing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” or increases in such unrest that may occur in the future, and such unrest may be exacerbated by inaccurate information or negative publicity regarding our solutions. Although the negativity of some of these events have been reduced, some of these events may still directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the “problem”, which may adversely affect our business and results of operations, including our revenues, earnings and cash flows from operations.

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

Our reputation and our business may be harmed by inaccurate reporting which could have an adverse impact on new sales or renewals or expansions of coverage areas by existing customers, which would adversely impact our financial results and future prospects. For example, in July 2021, VICE Media, LLC ("VICE") falsely accused us of illegal behavior, which has had a material adverse effect on our business. We are pursuing a defamation lawsuit against VICE, but the outcome of that litigation cannot be assured.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we increased to $20.0 million in August 2020 and which we intend to use for general working capital purposes. As of March 31, 2022, we had no outstanding amounts due on nor any usage of the Umpqua Credit Agreement.

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

We are also required to maintain certain financial covenants tied to our leverage, interest charges and profitability. Our ability to meet such covenants (those negative covenants discussed in the preceding paragraph) or other restrictions can be affected by events beyond our control, and our failure to comply with the financial and other covenants would be an event of default under the Umpqua Credit Agreement. If an event of default under the Umpqua Credit Agreement, has occurred and is continuing, the outstanding borrowings thereunder could become immediately due and payable, and we would then be required to cash collateralize any letters of credit then outstanding, and the lender could refuse to permit additional borrowings under the facility. In December 2021, we obtained a waiver for the financial covenant tied to our profitability through June 30, 2022. We cannot assure you that we would have sufficient assets to repay those borrowings and, if we are unable to repay those amounts, the lender could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral, and an event of default would likely have a material adverse effect on our business.

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

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with the acquisition of and integration of LEEDS, Forensic Logic, or any future acquisitions. To the extent that we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

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

Approximately 90% of our installed ShotSpotter sensors use fourth-generation Long-Term Evolution (“LTE”) wireless technology and 10% use third-generation (“3G”) cellular communications. Our U.S. wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we are upgrading the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services. As our wireless carriers phase out their 3G services or make changes to their spectrum allocation, we may experience reduced service performance, which may require us to complete upgrading our 3G sensors sooner than planned. If we are unable to complete these upgrades, we could experience disruptions in our ability to provide our solutions, which would adversely impact our business. These sensor replacements require significant capital expenditures, which may reduce our gross margins and also divert management’s attention and other important resources away from our customer service and sales efforts for new customers.

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

In addition, states are beginning to adopt and consider proposals for new comprehensive privacy laws and regulations. While these laws vary, they generally require companies to implement privacy policies and security measures, permit users to access, correct and delete personal information, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. For example, California enacted the California Consumer Privacy Act of 2018 ("CCPA"), which took effect on January 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for statutory damages in connection with certain data breaches. Further, in November 2020, California voters passed the California Privacy Rights Act ("CPRA"), which will expand the CCPA when it takes effect on January 1, 2023. Among other things, the CPRA will introduce data minimization and storage limitation requirements and create a new regulatory agency to implement and enforce the law. Virginia and Colorado have similarly enacted comprehensive privacy laws, the Consumer Data Protection Act and the Colorado Privacy Act, which are similar to the CCPA and CPRA in many respects. Legislative proposals to adopt comprehensive privacy laws in other states are under consideration.

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

As of March 31, 2022, we had federal net operating loss carryforwards (“NOLs”) of approximately $78.4 million, of which $73.5 million will begin to expire in 2027, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of March 31, 2022, we also had state NOLs of approximately $50.1 million, which will expire, if not utilized, between 2022 through 2039. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of March 31, 2022 we had 40 issued patents directed to our technologies, 33 in the United States, four in the European Union and one each in Israel, Brazil and Mexico. The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

In May 2019, our board of directors adopted a stock repurchase program for up to $15 million of our common stock, of which $13.6 million had been utilized as of March 31, 2022, leaving $1.4 million remaining. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On January 3, 2022, we issued 464,540 shares of common stock equal in value to $14.3 million based on the closing price on the date of acquisition, to members of Forensic Logic, as partial consideration in connection with the acquisition of 100% of the membership interests in Forensic Logic. The offer and issuance of the shares of common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act promulgated thereunder as a transaction by an issuer not involving a public offering.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2022 - January 31, 2022	—	—	—	$3,074
February 1, 2022- February 28, 2022	—	—	—	$3,074
March 1, 2022- March 31, 2022	57,623	$28.34	57,623	$1,442
Total	57,623	$28.34	57,623

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

SHOTSPOTTER, INC.

Date: May 16, 2022	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: May 16, 2022	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer