Form 10-Q
period 2022-06-30
SHOTSPOTTER, INC
filed 2022-08-10
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022 the registrant had 12,155,377 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,426	$15,636
Accounts receivable and contract asset, net	27,953	16,134
Prepaid expenses and other current assets	2,199	2,504
Total current assets	33,578	34,274
Property and equipment, net	20,271	17,409
Operating lease right-of-use assets	3,692	2,323
Goodwill	23,171	2,816
Intangible assets, net	28,536	13,564
Other assets	2,714	1,918
Total assets	$111,962	$72,304
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,661	$1,587
Deferred revenue, short-term	32,858	26,235
Accrued expenses and other current liabilities	10,036	6,680
Total current liabilities	45,555	34,502
Deferred revenue, long-term	2,898	474
Other liabilities	10,648	3,513
Total liabilities	59,101	38,489
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,154,775 and 11,703,430 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	61	58
Additional paid-in capital	148,449	132,780
Accumulated deficit	(95,388)	(98,785)
Accumulated other comprehensive loss	(261)	(238)
Total stockholders' equity	52,861	33,815
Total liabilities and stockholders' equity	$111,962	$72,304

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$20,016	$14,624	$41,230	$29,637
Costs
Cost of revenues	8,367	6,317	16,657	12,617
Impairment of property and equipment	—	—	—	25
Total costs	8,367	6,317	16,657	12,642
Gross profit	11,649	8,307	24,573	16,995

Operating expenses
Sales and marketing	5,794	3,928	11,370	7,863
Research and development	2,534	1,740	5,161	3,453
General and administrative	3,555	2,812	7,844	5,683
Change in fair value of contingent consideration	(3,437)	—	(3,437)	—
Total operating expenses	8,446	8,480	20,938	16,999
Operating income (loss)	3,203	(173)	3,635	(4)
Other income (expense), net
Interest income, net	7	9	15	20
Other expense, net	(200)	(86)	(253)	(138)
Total other income (expense), net	(193)	(77)	(238)	(118)
Income (loss) before income taxes	3,010	(250)	3,397	(122)
Provision for income taxes	—	—	—	49
Net income (loss)	$3,010	$(250)	$3,397	$(171)
Net income (loss) per share, basic	$0.25	$(0.02)	$0.28	$(0.01)
Net income (loss) per share, diluted	$0.24	$(0.02)	$0.28	$(0.01)
Weighted average shares used in computing adjusted net income per share, basic	12,145,993	11,627,546	12,151,450	11,606,194
Weighted average shares used in computing adjusted net income per share, diluted	12,309,701	11,627,546	12,304,767	11,606,194

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$3,010	$(250)	$3,397	$(171)
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net	(96)	38	(24)	21
Comprehensive income (loss)	$2,914	$(212)	$3,373	$(150)

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Par Value	Capital	Deficit	Income (Loss)	(Deficit)
Balance at January 1, 2022	11,703,430	$58	$132,780	$(98,785)	$(238)	$33,815
Exercise of stock options	8,528	—	13	—	—	13
Repurchase of common stock	(57,623)	—	(1,634)	—	—	(1,634)
Issuance of common stock from RSUs vested	22,755	—	—	—	—	—
Issuance of common stock for acquisition	464,540	3	14,263	—	—	14,266
Stock-based compensation	—	—	1,855	—	—	1,855
Other comprehensive income	—	—	—	—	73	73
Net income	—	—	—	387	—	387
Balance at March 31, 2022	12,141,630	61	147,277	(98,398)	(165)	48,775
Exercise of stock options	686	—	2	—	—	2
Repurchase of common stock	(49,369)	—	(1,450)	—	—	(1,450)
Issuance of common stock from ESPP purchase	20,630	—	489	—	—	489
Issuance of common stock from RSUs vested	41,198	—	—	—	—	—
Stock-based compensation	—	—	2,131	—	—	2,131
Other comprehensive loss	—	—	—	—	(96)	(96)
Net income	—	—	—	3,010	—	3,010
Balance at June 30, 2022	12,154,775	$61	$148,449	$(95,388)	$(261)	$52,861

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Par Value	Capital	Deficit	Income (Loss)	(Deficit)
Balance at January 1, 2021	11,538,998	$58	$128,771	$(94,354)	$(170)	$34,305
Exercise of stock options	60,600	—	213	—	—	213
Issuance of common stock in connection with exercise of warrants	50,716	—	8	—	—	8
Issuance of common stock from RSUs vested	24,332	—	—	—	—	—
Repurchase of common stock	(56,162)	—	(2,192)	—	—	(2,192)
Stock-based compensation	—	—	1,375	—	—	1,375
Other comprehensive loss	—	—	—	—	(17)	(17)
Net income	—	—	—	79	—	79
Balance at March 31, 2021	11,618,484	58	128,175	(94,275)	(187)	33,771
Exercise of stock options	16,432	—	364	—	—	364
Issuance of common stock from ESPP purchase	18,294	—	462	—	—	462
Issuance of common stock from RSUs vested	37,538	—	—	—	—	—
Repurchase of common stock	(12,585)	—	(491)	—	—	(491)
Stock-based compensation	—	—	1,494	—	—	1,494
Other comprehensive income	—	—	—	—	38	38
Net loss	—	—	—	(250)	—	(250)
Balance at June 30, 2021	11,678,163	$58	$130,004	$(94,525)	$(149)	$35,388

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,397	$(171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,149	2,810
Amortization of intangible assets	1,389	518
Impairment of property and equipment	—	25
Stock-based compensation	3,986	2,869
Change in fair value of contingent consideration	(3,437)	—
Provision for accounts receivable	(74)	(40)
Changes in operating assets and liabilities:
Accounts receivable and contract asset	(11,525)	5,609
Prepaid expenses and other assets	(306)	(1,241)
Accounts payable	(160)	47
Accrued expenses and other current liabilities	(301)	(502)
Deferred revenue	3,662	(4,788)
Net cash (used in) provided by operating activities	(220)	5,136
Cash flows from investing activities:
Purchase of property and equipment	(4,753)	(3,573)
Investment in intangible and other assets	(17)	(32)
Business acquisition, net of cash acquired	(4,618)	15
Net cash used in investing activities	(9,388)	(3,590)
Cash flows from financing activities:
Payment of contingent consideration liability	—	(403)
Proceeds from exercise of stock options	15	577
Repurchases of common stock	(3,084)	(2,683)
Proceeds from exercise of warrants	—	8
Proceeds from employee stock purchase plan	489	462
Net cash used in financing activities	(2,580)	(2,039)
Decrease in cash, cash equivalents and restricted cash	(12,188)	(493)
Effect of exchange rate on cash and cash equivalents	(22)	17
Cash, cash equivalents and restricted cash at beginning of year	15,636	16,043
Cash, cash equivalents and restricted cash at end of period	$3,426	$15,567

Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$1,103	$498
Estimated fair value of contingent consideration	$12,400	$—
Fair value of common stock issued as consideration for business acquisition	$14,266	$—

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. The Company’s flagship product, ShotSpotter Respond, is the leading outdoor gunshot detection, location and alerting system trusted by over 135 cities as of June 30, 2022. ShotSpotter Connect creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. The Company’s case management solution, ShotSpotter Investigate, and search and analysis solution, COPLINK X, are cloud-based investigative platforms to help law enforcement agencies modernize every phase of an investigation and accelerate case work with easy-to-use software tools. The Company offers its solutions on a Software as a Service, ("SaaS"), subscription model to its customers. ShotSpotter Labs is the Company’s effort to support innovative uses of its technology to help protect wildlife and the environment.

The Company’s principal executive offices are located in Fremont, California. The Company has six wholly-owned subsidiaries.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates, including the valuation of accounts receivable, the lives and realization of tangible and intangible assets, contingent consideration liabilities, stock-based compensation expense, customer life, accounting for revenue recognition, contingent liabilities related to legal matters, and income taxes including deferred taxes and any related valuation allowance. In particular, the Company's contingent consideration liabilities are subject to significant estimates surrounding forecasts of certain revenues and other factors. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

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

Concentration of Accounts Receivable and Contract Asset – At June 30, 2022, two customers accounted for 29% and 11% of the Company’s total accounts receivable, respectively. At December 31, 2021, one customer accounted for 65% of the Company’s total accounts receivable.

Concentration of Revenues – For the three months ended June 30, 2022, two customers accounted for 32% and 10% of the Company’s total revenues, respectively. For the three months ended June 30, 2021, two customers accounted for 30% and 14% of the Company’s total revenues, respectively. For the six months ended June 30, 2022, two customers accounted for 35% and 10% of the Company’s total revenues, respectively. For the six months ended June 30, 2021, two customers accounted for 32% and 14% of the Company’s total revenues, respectively.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$35,508	$25,008	$26,710	$24,579
Deferred revenues acquired (Note 4 - Business Acquisitions)	—	—	5,382	—
New billings	20,179	9,179	44,705	24,824
Revenue recognized during the period from beginning balance	(13,361)	(10,932)	(19,549)	(18,642)
Revenue recognized during the period from new billings	(6,563)	(3,466)	(21,492)	(10,970)
Foreign currency impact	(7)	2	—	—
Ending balance	$35,756	$19,791	$35,756	$19,791

The following table presents remaining performance obligations for contractually committed revenues as of June 30, 2022 (in thousands):

2022	$32,078
2023	41,313
2024	25,887
Thereafter	13,588
Total	$112,866

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of June 30, 2022 and amounts under contract that will be invoiced after June 30, 2022.

During the three months ended June 30, 2022, the Company recognized revenues of $19.8 million from customers in the United States, and $0.2 million from customers in the Bahamas and South Africa. During the six months ended June 30, 2022, the Company recognized revenues of $40.7 million from customers in the United States, and $0.5 million from customers in the Bahamas and South Africa.

During the three months ended June 30, 2021, the Company recognized revenues of $14.4 million from customers in the United States, and $0.2 million from customers in the Bahamas and South Africa. During the six months ended June 30, 2021, the Company recognized revenues of $29.3 million from customers in the United States, and $0.3 million from customers in the Bahamas and South Africa.

During the three months ended June 30, 2022, the Company recognized revenues of $17.8 million from monthly subscription, maintenance and support services, and $2.2 million from professional software development services. During the six months ended June 30, 2022, the Company recognized revenues of $36.9 million from monthly subscription, maintenance and support services, and $4.3 million from professional software development services.

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

Note 4. Business Acquisitions

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts from Customers. ASU 2021-08 aimed to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and the effect of payment terms on subsequent revenue recognized by the acquirer. These amendments were effective prospectively for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company early adopted this ASU effective January 1, 2022.

On January 3, 2022, the Company completed the acquisition of 100% of the membership interests in Forensic Logic, LLC (“Forensic Logic”) for purchase consideration of $4.9 million in cash, subject to working capital adjustments, and $14.3 million in 464,540 shares of ShotSpotter common stock based on the closing price on the date of acquisition. The purchase consideration also included a contingent consideration agreement based on 2022 and 2023 Forensic Logic revenues. If 2022 Forensic Logic revenues exceed $7.0 million, the contingent consideration payable may be $3.75 million up to a maximum of $9.5 million. An additional amount up to $10.5 million in contingent consideration will be payable based on Forensic Logic’s revenues generated during 2023. The amounts are payable within approximately 120 days after the end of 2022 and 2023, respectively. The estimated fair value of the contingent consideration on the date of acquisition was $12.4 million, resulting in a total estimated purchase consideration of $31.6 million. The acquisition will enable the Company to broaden its suite of precision policing solutions and cloud-based investigative platforms to offer its customers.

The following table summarizes the assignment of fair value to the identified assets and liabilities recorded as of the acquisition date, January 3, 2022 (in thousands):

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

The purchase price allocation above is final except for measure period adjustments which may be required in the future following purchase price adjustments related to working capital true-up. Goodwill primarily represents the value of cash flows from future customers and the employee workforce. The Company expects to deduct the amortization of goodwill and intangible assets for tax purposes. A portion of the amortization deduction will commence upon settlement of contingent consideration liabilities. The Company valued the intangible assets using income-based approaches. Significant assumptions included forecasts of revenues, cost of revenues, research and development expense, sales and marketing expense, general and administrative expense, technology lives, royalty rates, working capital rates, customer attrition rates and other estimates. The Company discounted the cash flows at 24%, reflecting the risk profile of the assets.

Acquisition-related expenses totaled $0.6 million, of which $0.1 million is included in general and administrative expense for the six months ended June 30, 2022 and the remainder was incurred during the year ended December 31, 2021. There were no acquisition-related expenses in the three months ended June 30, 2022.

The unaudited pro forma combined revenue and net loss have been prepared as if the Company had acquired Forensic Logic on January 1, 2021. The unaudited pro forma financial information has been derived from the consolidated statements of operations of the Company and Forensic Logic for the respective periods. The historical financial information has been adjusted in the unaudited combined pro forma information based upon currently available information and certain estimates and assumptions. The actual effect of the transactions ultimately may differ from the pro forma adjustments included herein. However, management believes that the assumptions used to prepare the pro forma adjustments provide a reasonable basis for presenting the significant effects of the transactions as currently contemplated and that the pro forma adjustments are factually supportable, give appropriate effect to the expected impact of events that are directly attributable to the transactions, and reflect those items expected to have a continuing impact on the Company. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021.

The unaudited pro forma combined revenue and net loss for the three months ended June 30, 2021 would have been $16.3 million and $1.1 million, respectively. The unaudited pro forma combined revenue and net loss for the six months ended June 30, 2021 would have been $32.7 million and $2.2 million, respectively.

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

In November 2020, using a Monte Carlo Simulation approach, the Company estimated the fair value of the contingent consideration liability classified within Level III of the fair value hierarchy at the acquisition date of LEEDS LLC, (“LEEDS”) to be $0.2 million. During the fourth quarter of fiscal 2021, the fair value of the contingent consideration was increased by $1.3 million based upon estimated 2022 revenue targets, representing an adjustment to the most likely outcome expected for the liability. There have been no changes in the assumptions or fair value of the LEEDS contingent consideration liability during the three and six months ended June 30, 2022.

In January 2022, using a Monte Carlo Simulation approach, the Company estimated the fair value of the contingent consideration liability classified within Level III of the fair value hierarchy at the acquisition of Forensic Logic to be $12.4 million. During the three months ended June 30, 2022, the fair value of the contingent consideration was decreased by $3.4 million based upon revised estimated 2022 and 2023 revenue targets, representing an adjustment to the most likely outcome expected for the liability.

The changes in the fair value of contingent consideration liability for the six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$1,500	$573
Payment of contingent consideration liability	—	(403)
Contingent consideration - Forensic Logic ( Note 4 - Business Acquisitions)	12,400	—
Change in fair value of contingent consideration	(3,437)	—
Ending balance	$10,463	$170

There were no transfers into or out of Level III during the six months ended June 30, 2022 and 2021. As of June 30, 2022, contingent consideration of $2.8 million is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet as it is forecasted that the achievement of milestones will occur within the next 12 months, and $7.6 million is included in Other liabilities in the condensed consolidated balance sheet.

Note 6. Goodwill

The change in goodwill is as follows (in thousands):

	June 30, 2022	December 31, 2021
Beginning balance	$2,816	$2,811
Acquisition of Forensic Logic (see Note 4—Business Acquisitions)	20,355	—
Change during the period	—	5
Ending balance	$23,171	$2,816

Note 7. Intangible Assets, net

Intangible assets consist of the following (in thousands):

	June 30, 2022
	Gross	Accumulated Amortization	Net
Customer relationships	$22,770	$(1,937)	$20,833
Patents	1,235	(1,108)	127
Software technology	7,140	(508)	6,632
Tradename	1,000	(56)	944
Total intangible assets, net	$32,145	$(3,609)	$28,536

	December 31, 2021
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(1,131)	$13,439
Patents	1,214	(1,089)	125
Total intangible assets, net	$15,784	$(2,220)	$13,564

Intangible amortization expense was approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively. Intangible amortization expense was approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively.

The following table presents future intangible asset amortization as of June 30, 2022 (in thousands):

Remainder of 2022	$1,416
2023	2,643
2024	2,640
2025	2,595
2026	2,577
Thereafter	16,665
Total	$28,536

Note 8. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable	$26,286	$16,167
Contract asset	1,667	41
Allowance for potential credit losses	─	(74)
	$27,953	$16,134

Prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2022	2021
Deferred commissions	$937	$822
Prepaid software and licenses	626	756
Prepaid insurance	─	611
Other prepaid expenses	500	198
Other	136	117
	$2,199	$2,504

Other assets (long-term) (in thousands):

	June 30,	December 31,
	2022	2021
Deferred commissions	$2,163	$1,723
Other	551	195
	$2,714	$1,918

Accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2022	2021
Personnel-related accruals	$4,701	$4,864
Royalties payable	49	47
Professional fees	476	925
Sales/ use tax payable	312	167
Contingent consideration liabilities	2,848	─
Operating lease liability	881	409
Other	769	268
	$10,036	$6,680

Other liabilities (long-term) (in thousands):

	June 30,	December 31,
	2022	2021
Operating lease liabilities	$3,033	$2,013
Contingent consideration liabilities	7,615	1,500
	$10,648	$3,513

Note 9. Related Party Transactions

During the three and six months ended June 30, 2022, the Company recognized approximately $43,000 and $59,000, respectively in revenues from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders. During the three and six months ended June 30, 2021, the Company recognized approximately $27,000 and $63,000, respectively, in revenues from ShotSpotter Labs projects.

Note 10. Stock Repurchase Program

During the six months ended June 30, 2022, the Company repurchased 106,992 shares of its common stock at an average price of $28.81 per share for $3.1 million, utilizing the remaining balance available for repurchase under the Company's stock repurchase program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Note 11. Net Income (Loss) per Share

The computation of basic net income (loss) per share is based on the weighted-average number of shares of common stock outstanding during each period. The computation of diluted net income (loss) per share is based on the weighted-average number of shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, employee stock purchase plan purchase rights and warrants.

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$3,010	$(250)	$3,397	$(171)
Denominator:
Weighted-average shares outstanding, basic	12,145,993	11,627,546	12,151,450	11,606,194
Dilutive effect of common stock equivalents	163,708	—	153,317	—
Weighted-average shares outstanding, diluted	12,309,701	11,627,546	12,304,767	11,606,194
Net income (loss) per share, basic	$0.25	$(0.02)	$0.28	$(0.01)
Net income (loss) per share, diluted	$0.24	$(0.02)	$0.28	$(0.01)
Anti-dilutive employee share-based awards, excluded	1,064,330	517,318	1,076,015	570,419

Note 12. Equity Incentive Plans

Stock options:

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the "2005 Plan") and 2017 Equity Incentive Plan (the “2017 Plan") during the six months ended June 30, 2022 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2021	783,928	$28.00
Granted	489,732	$26.49
Exercised	(9,214)	$1.54
Canceled	(19,467)	$37.42
Outstanding as of June 30, 2022	1,244,979	$27.44

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

Restricted stock units:

A summary of restricted stock unit ("RSU") activities under the 2017 Plan during the six months ended June 30, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per RSU
Unvested awards outstanding as of December 31, 2021	128,810	$35.09
Granted	185,661	$26.31
Vested	(63,953)	$31.98
Unvested awards outstanding as of June 30, 2022	250,518	$29.38

2017 Employee Stock Purchase Plan

There were 20,630 shares issued under the 2017 Employee Stock Purchase Plan ("2017 ESPP") during the three and six months ended June 30, 2022. The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under our 2017 ESPP was increased on January 1, 2022 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 528,698 as of June 30, 2022.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$527	$415	$983	$807
Sales and marketing	445	412	909	783
Research and development	284	181	518	362
General and administrative	875	486	1,576	917
Total	$2,131	$1,494	$3,986	$2,869

Note 13. Financing Arrangements

Credit Agreement

On September 27, 2018, the Company entered into a Credit Agreement with Umpqua Bank (the “Umpqua Credit Agreement”), which allowed the Company to borrow up to $10.0 million under a revolving loan facility (the “Revolving Facility”). In August 2020, the Company entered into an amendment to its credit facility to increase the size of the available loan facility from $10.0 million to $20.0 million. The Company intends to use the Revolving Facility for general working capital purposes. Borrowings under the Umpqua Credit Agreement are secured by substantially all of the assets of the Company. The Umpqua Credit Agreement includes a letter of credit subfacility of up to $5.0 million. Any amounts outstanding under the letter of credit subfacility reduce the amount available for the Company to borrow under the Revolving Facility.

During the three months ended June 30, 2022, the Company utilized $5.0 million of the letter of credit subfacility for a letter of credit related to a customer contract requirement. The available loan facility as of June 30, 2022 was approximately $15.0 million. There were no borrowings outstanding as of June 30, 2022 and December 31, 2021.

Note 14. Commitments and Contingencies

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

On October 12, 2021, the Company filed a defamation lawsuit against VICE Media, LLC ("VICE"), in Delaware Superior Court. The complaint alleged that VICE intentionally misrepresented court records and targeted ShotSpotter with false accusations in order to cultivate a subversive brand that enables VICE to sell sponsored content to corporate advertisers. The lawsuit was dismissed by the prevailing judge on June 30, 2022, but the Company obtained a retraction from VICE of several false statements following the dismissal.

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

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. The Company understands that the ongoing COVID-19 pandemic, including the potential for periods of increases in case numbers and the emergence and spread of virus variants in communities in which we and our customers operate, may continue to have an adverse impact on its results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business and results of operations, including its revenues, earnings and cash flows from operations, may continue to be adversely impacted for the balance of 2022.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and other financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, those discussed in the subsection titled “Impact of COVID-19 and Social Unrest on our Business” below, as well as the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution is also sold on a subscription basis. As of June 30, 2022, we had ShotSpotter Respond, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for approximately 980 square miles, of which 929 square miles had gone live. Coverage areas under contract included over 135 cities and 18 campuses/sites across the United States, South Africa and the Bahamas, including some of the largest cities in the United States. Most of our revenue is attributable to customers based in the United States.

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

We acquired LEEDS, LLC (“LEEDS”) in November 2020 to expand our suite of solutions and introduce ShotSpotter Investigate. ShotSpotter Investigate is our case management solution that helps automate investigative work and improve case clearance rates – addressing an inefficiency problem for many agencies that have had to rely on multiple disparate systems to work cases. Using the software, investigators benefit from a single digital case folder that includes all elements related to a case. Analytical and collaboration tools help investigators connect the dots and share information faster while reporting helps package cases for command staff and prosecutors. With the launch of ShotSpotter Investigate in the second quarter of fiscal 2021, we now offer a more complete precision-policing platform to enable intelligence-driven prevention, response to, and investigation of crime for local, state and federal agencies.

We acquired Forensic Logic, LLC ("Forensic Logic") in January 2022, a leading provider of cloud-based data services to U.S. law enforcement and public safety to enable powering the industry's most advanced search and analysis technology. We believe combining lead generation from Forensic Logic with our ShotSpotter Investigate case management solution can accelerate crime solving solutions and improve clearance rates.

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

We generated revenues of $20.0 million and $14.6 million for the three months ended June 30, 2022 and 2021, respectively, a year-over-year increase of 37%. Revenues from ShotSpotter Respond during the three months ended June 30, 2022 and 2021 represented approximately 67% and 79% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 32% and 10% respectively, of our total revenues for the three months ended June 30, 2022, and 30% and 14%, respectively, of our total revenues for the three months ended June 30, 2021.

We generated revenues of $41.2 million and $29.6 million for the six months ended June 30, 2022 and 2021, respectively, a year-over-year increase of 39%. Revenues from ShotSpotter Respond during the six months ended June 30, 2022 and 2021, represented approximately 65% and 77% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 35% and 10% respectively, of our total revenues for the six months ended June 30, 2022, and 32% and 14%, respectively, of our total revenues for the six months ended June 30, 2021.

For the three months ended June 30, 2022 and 2021, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $19.8 million and $14.4 million, respectively, or 99% of total revenues for both periods.

For the six months ended June 30, 2022 and 2021, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $40.7 million and $29.3 million, respectively, or 99% of total revenues for both periods.

We had net income (loss) of $3.0 million and $(0.03) million for the three months ended June 30, 2022 and 2021, respectively, and net income (loss) of $3.4 million and $(0.02) million for the six months ended June 30, 2022 and 2021, respectively. Our accumulated deficit was $95.4 million and $98.8 million at June 30, 2022 and December 31, 2021, respectively.

During the three months ended June 30, 2022, the fair value of the contingent consideration, which we recorded on the acquisition of Forensic Logic, was decreased by $3.4 million based upon revised estimated 2022 and 2023 revenue targets that were utilized in our fair value methodology.

We have focused on rapidly growing our business and believe that our future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. The challenges we are facing in this regard as a result of the COVID-19 pandemic are summarized in the subsection below entitled “Impact of COVID-19 and Social Unrest on our Business.” Other challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming, and the fact that our typical sales cycle is often very long, difficult to estimate accurately and can be costly, and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

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

With respect to international sales, we believe that we have the potential to expand our coverage within existing areas, and to pursue opportunities in Latin America and other regions of the world. By adding additional sales resources in strategic locations, we believe we will be better positioned to reach these markets. However, we recognize that we have limited international operational experience and currently operate in a limited number of regions outside of the United States. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic and political risks. We may face additional challenges that may delay contract execution related to negotiating with governments in transition and the use of third-party integrations and consultants. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend or make more difficult to predict the length of what is already a lengthy sales cycle.

Key Business Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net new “go-live” cities	3*	2	11*	8

* We went live with four and twelve new cities for three and six months ended June 30, 2022. The net go live numbers above reflect the loss of one city, with a contract value of less than $18,000 per annum.

Net New “Go-Live” Cities

Net new “go-live” cities represent the number of cities covered by deployments of our gunshot detection solutions that were formally approved by customers during the year, both from initial and expanded customer deployments, net of cities that ceased to be “live” during the year due to customer cancellations. New cities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities as a key business metric to measure our operational performance and market penetration. During the three and six months ended June 30, 2022, we also went live with one pilot project that is not included in the table above.

Impact of COVID-19 and Social Unrest on our Business

The COVID-19 pandemic resulted in a substantial curtailment of business activities worldwide and caused ongoing economic uncertainty, both in the United States and many countries abroad. We expect that the evolving COVID-19 pandemic, including the potential for periods of increases in case numbers and the emergence and spread of virus variants in communities in which we and our customers operate, may continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, may continue to be adversely impacted in the future.

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
•
our ability to continue to sell our products and services, including as a result of people working from home, or restrictions on access to our potential customers;
•
the ability of our customers to pay for our products and services;
•
any closures of our facilities and the facilities of our customers and suppliers; and
•
the degree to which our employees or those of our customers or suppliers become ill with COVID-19.

Components of Results of Operations

Presentation of Financial Statements

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenues

We derive the majority of our revenues from subscription services. We recognize subscription fees ratably, on a straight-line basis, over the term of the subscription, which for new customers is typically initially one to three years in length. Customer contracts include one-time set-up fees for the set-up of our sensors in the customer’s coverage areas, training and third-party integration licenses. If the set-up fees are deemed to be a material right, they are recognized ratably over three years depending on the contract term. Training and third-party integration license fees are recognized upon delivery.

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

With the acquisition of LEEDS, we generate ShotSpotter Investigate revenues through the sale of (i)  maintenance and support services and (ii) professional software development services to a single customer, through a sales channel intermediary. The sales channel intermediary contract includes an annual, renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders.

With the acquisition of Forensic Logic, we also generate revenues from subscriptions for COPLINK X, cloud-based data services for advanced search and analysis tools, with revenue recognition being similar to our Respond products. We also provide access to this technology platform to an intermediary to either be resold or combined with their own materials, software and/or services, to create an integrated solution that is provided to their end-user customers. We recognize this revenue net of margins paid to the intermediary. We recently introduced ShotSpotter GCM™ (Gun Crime Management), a first-of-its-kind digital case management solution that automates the process by which key information is inputted, captured and used to identify associated gun crime cases leading to the identification of persons of interest. We generate revenues from subscriptions for GCM, with revenue recognition being similar to our Respond and COPLINK X products.

It is likely that international deployments may have different payment and billing terms due to their local laws, restrictions or other customary terms and conditions.

ShotSpotter Labs projects may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis.

We anticipate that, due to the COVID-19 pandemic and rising costs due to inflation, our customers may still face budget shortfalls due to the increased expenditures our customers have had to endure to address the pandemic.

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

Impairment of property and equipment is primarily attributable to our write-off of the remaining book value of sensor networks related to customers lost during the three and six months ended June 30, 2021. There was no impairment recorded in the three and six months ended June 30, 2022.

We are upgrading our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. By June 30, 2022, we had already upgraded over 85 percent of our 3G sensors. We expect to complete all required upgrades by the end of 2022. Additionally, we are and may continue to re-use and re-deploy some of the old 3G sensors, or components within them that have a remaining serviceable life where it makes sense to do so.

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

During the duration of the COVID-19 pandemic with associated remote work policies and reduced travel, our sales and marketing expense decreased. As travel has increased in 2022 compared to 2021, our sales and marketing expenses have increased in absolute dollars due to the growth in our sales and marketing organization. This growth has included adding sales and/or marketing personnel and expanding our marketing and strategic communications activities to continue to generate additional leads. Sales and marketing expense may fluctuate from quarter to quarter based on the timing of commission expense, marketing campaigns and tradeshows.

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

We are investing in engineering resources to support further development of ShotSpotter Connect, ShotSpotter Investigate and COPLINK X. The focus of this effort will be in the areas of data science modeling, user experience, core application functionality and backend infrastructure improvements, including integration of ShotSpotter gunshot data to enhance forecasting of gun violence.

We are also investing in research and development resources in conjunction with our ShotSpotter Labs projects and initiatives. The initial focus of these efforts is to develop innovative sensor applications as well as to test and expand the functionality of our outdoor sensors in challenging environmental conditions.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance, and administrative personnel, legal, litigation, strategic communications, accounting and other professional services fees, and other corporate expenses and allocated overhead.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended June 30, 2022 and 2021 (in thousands):

		As a % of		As a % of	Change
	2022	Revenues	2021	Revenues	$	%
Revenues	$20,016	100%	$14,624	100%	$5,392	37%
Costs
Cost of revenues	8,367	42%	6,317	43%	2,050	32%
Total costs	8,367	42%	6,317	43%	2,050	32%
Gross profit	11,649	58%	8,307	57%	3,342	40%
Operating expenses:
Sales and marketing	5,794	29%	3,928	27%	1,866	48%
Research and development	2,534	13%	1,740	12%	794	46%
General and administrative	3,555	18%	2,812	19%	743	26%
Contingent consideration	(3,437)	(17%)	—	—	(3,437)	—
Total operating expenses	8,446	42%	8,480	58%	(34)	—
Operating income (loss)	3,203	16%	(173)	(1%)	3,376	1,951%
Other expense, net	(193)	(1%)	(77)	—	(116)	151%
Net income (loss)	$3,010	15%	$(250)	(2%)	$3,260	1,304%

Revenues

The increase in revenues of $5.4 million was primarily attributable to a $2.0 million increase in revenue from new customers and expansions of existing customer coverage areas, a $1.8 million increase in revenues from monthly support revenue contracts, and a $1.6 million increase in revenues from Forensic Logic, which we acquired in the first quarter of 2022. We went live in four new Respond cities, secured three new security customers and expanded in six current customer sites

Costs

The increase in cost of revenues of $2.1 million was due primarily to a $1.2 million increase in products costs due to the increase in our customer base, a $0.5 million increase in personnel costs as a result of increased headcount due to continued growth and the acquisition of Forensic Logic in January 2022, a $0.2 million increase in third-party labor costs, a $0.1 million increase in travel costs relating to customer deployments, and a $0.1 million increase in amortization of intangibles following our acquisition of Forensic Logic.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense increased by $1.9 million and was primarily due to a $1.3 million increase in salaries, commissions and other personnel costs, a $0.3 million increase in amortization expense related to customer relationship and tradename assets, and a $0.2 million increase in travel costs due to continued growth in our customer base.

Research and Development Expense

Research and development expense increased by $0.8 million and was primarily due to increased personnel and headcount costs.

General and Administrative Expense

General and administrative expense increased by $0.7 million and was due primarily to a $0.5 million increase in personnel-related costs and a $0.2 million increase in other costs including advertising and promotion expense.

Contingent Consideration

Contingent consideration expense decreased by $3.4 million during the three months ended June 30, 2022 based upon revised estimated 2022 and 2023 revenue targets for Forensic Logic that were utilized in the our fair value methodology, which resulted in a decrease in the fair value of the contingent consideration liability.

Other Income (Expense), Net

The increase in other expense, net was due primarily to increased state and franchise tax expense.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. There was no provision for income taxes recorded in the three months ended June 30, 2022 and 2021.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table sets forth our selected condensed consolidated statements of operations data for the six months ended June 30, 2022 and 2021 (in thousands):

		As a % of		As a % of	Change
	2022	Revenues	2021	Revenues	$	%
Revenues	$41,230	100%	$29,637	100%	$11,593	39%
Costs
Cost of revenues	16,657	40%	12,617	43%	4,040	32%
Impairment of property and equipment	—	—	25	—	(25)	(100%)
Total costs	16,657	40%	12,642	43%	4,015	32%
Gross profit	24,573	60%	16,995	57%	7,578	45%
Operating expenses:
Sales and marketing	11,370	28%	7,863	27%	3,507	45%
Research and development	5,161	13%	3,453	12%	1,708	49%
General and administrative	7,844	19%	5,683	19%	2,161	38%
Contingent consideration	(3,437)	(8%)	—	—	(3,437)	—
Total operating expenses	20,938	51%	16,999	57%	3,939	23%
Operating income (loss)	3,635	9%	(4)	—	3,639	90,975%
Other expense, net	(238)	(1%)	(118)	—	(120)	102%
Provision (benefit) from income taxes	—	—	49	—	(49)	(100%)
Net income	$3,397	8%	$(171)	(1%)	$3,568	2,087%

Revenue

The increase in revenues of $11.6 million was primarily attributable a $4.5 million increase in revenue from monthly support revenue contracts, a $4.0 million increase in revenues from new customers and expansions of existing customer coverage areas, and a $3.1 million increase in revenues from Forensic Logic, which was acquired in the first quarter of 2022. We went live in eight new Respond cities, secured four new security customers and expanded in eight current customer cities.

Costs

The increase in costs of $4.0 million was due primarily to a $1.9 million increase in product costs due to the increase in our customer base, a $1.2 million increase in personnel costs as a result of increased headcount due to continued growth and the acquisition of Forensic Logic in the first quarter of fiscal 2022, a $0.3 million increase in amortization of intangibles following our acquisition of Forensic Logic, an increase of $0.2 million in travel costs relating to customer deployments, an increase of $0.2 million in other costs, and an increase of $0.1 million in third-party labor costs.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense increased by $3.5 million and was primarily due to a $1.7 million increase in personnel costs, a $0.9 million increase in consulting and commission expenses, a $0.5 million increase to amortization of customer relationship and tradename assets related to Forensic Logic, a $0.2 million increase in travel costs due to continued growth in our customer base and a $0.2 million increase in marketing and other costs.

Research and Development Expense

Research and development expense increased by $1.7 million and was primarily due to increased personnel and headcount costs as a result of the Forensic Logic acquisition.

General and Administrative Expense

General and administrative expense increased by $2.1 million and was due primarily to a $0.9 million increase in personnel costs, a $0.7 million increase in legal expense, a $0.1 million increase in travel costs, a $0.1 million increase in amortization of intangibles following our acquisition of Forensic Logic and a $0.3 million increase in other costs.

Contingent Consideration

Contingent consideration expense decreased by $3.4 million during the six months ended June 30, 2022 based upon revised estimated 2022 and 2023 revenue targets for Forensic Logic that were utilized in the our fair value methodology, which resulted in a decrease in the fair value of the contingent consideration liability.

Other Income (Expense), Net

The increase in other expense, net was due primarily to increased state and franchise tax expense.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. There was no provision for income taxes recorded in the six months ended June 30, 2022. For the six months ended June 30, 2021, as a result of net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $3.4 million as of June 30, 2022. During the three months ended June 30, 2022, we utilized $5.0 million of our loan facility for a letter of credit related to a customer contract requirement. Our available loan facility at June 30, 2022 was approximately $15.0 million, and as of June 30, 2022, no amounts were outstanding on our loan facility. We had accounts receivable of $28.0 million as of June 30, 2022, of which we subsequently collected over $17.5 million. In December 2021, we obtained a waiver for the financial covenants tied to our profitability through June 30, 2022.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of $32.9 million. However, should additional working capital be needed, we can utilize our unused loan facility. Our loan facility expires September 2022, but we expect the facility to be renewed under similar terms. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

In January 2022, we acquired Forensic Logic for a purchase consideration of $31.6 million, consisting of $4.9 million in cash, subject to working capital adjustments, and 464,540 shares of our common stock valued at $14.3 million. The purchase consideration also included a contingent earnout payable up to $20.0 million based on Forensic Logic's revenues generated during the years ended December 31, 2022 and 2023. Up to $9.5 million in contingent earnout will be payable based on Forensic Logic’s revenues generated during 2022. An additional amount up to $10.5 million contingent earnout will be payable based on Forensic Logic’s revenues during 2023. The amounts are payable within approximately 120 days after the end of 2022 and 2023, respectively. During the three months ended June 30, 2022, we recorded an adjustment of $3.4 million to decrease the estimated Forensic Logic contingent earnout payable, which was reduced for 2022 but increased for 2023.

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

During the six months ended June 30, 2022, we repurchased 106,992 shares of our common stock at an average price of $28.81 per share for $3.1 million, utilizing the remaining balance available for repurchase under our stock repurchase program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Credit Facility

On September 27, 2018, we entered into the Umpqua Credit Agreement for $10.0 million, which was amended in August 2020 to increase the size of our available loan facility to $20.0 million, which allows us to borrow up to $20.0 million under a revolving loan facility. We intend to use the revolving loan facility for general working capital purposes, as needed. During the three months ended June 30, 2022, we utilized $5.0 million of our loan facility for a letter of credit related to a customer contract requirement.

Cash Flows

Comparison of Six Months Ended June 30, 2022 and 2021

The following table presents a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(220)	$5,136
Investing activities	(9,388)	(3,590)
Financing activities	(2,580)	(2,039)
Net change in cash and cash equivalents	$(12,188)	$(493)

Operating Activities

Our net income (loss) and cash flows provided by (used in) operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash used in operating activities increased $5.3 million for the six months ended June 30, 2022 compared to net cash provided in the same period of 2021, primarily due to an increase of $4.1 million in payments for personnel costs, an increase of $0.9 million in prepaid expenses including insurance, and an increase of $0.2 million in accounts payable.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property.

Investing activities used $9.4 million and $3.6 million in the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, this was primarily driven by the acquisition of Forensic Logic for $4.6 million as well as investments in property and equipment installed for new deployments and our solutions in customer coverage areas of $4.8 million. Investing activities used $3.6 million in the six months ended June 30, 2021 primarily for property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan purchases offset by payments for repurchases of our common stock and contingent earnout liabilities.

Financing activities used $2.6 million in cash during the six months ended June 30, 2022, which was driven by $3.1 million in payments for repurchases of our common stock, offset by $0.5 million in proceeds from our employee stock purchase plan purchases. Financing activities used $2.0 million in cash during the six months ended June 30, 2021. This was primarily driven by $2.7 million in payments for repurchases of our common stock and $0.4 million in payments for HunchLab’s contingent consideration, partially offset by $0.6 million in proceeds from the exercise of options and warrants and $0.5 million in proceeds from employee stock purchase plan purchases.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K and the notes to the audited consolidated financial statements appearing in our 2021 Annual Report on Form 10-K. For the significant or material changes in our critical accounting policies during the three months ended June 30, 2022, see Note 2, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the six months ended June 30, 2022, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended (the “Exchange Act") Rules 13-a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2022, we completed the acquisition of Forensic Logic. We continue to integrate internal controls at Forensic Logic into our control structure. With the exception of these changes, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments had imposed restrictions, including work-from-home policies and travel bans. While some of these companies and jurisdictions had relaxed such restrictions, these restrictions may be put back in place. We expect that the evolving COVID-19 pandemic, including the potential for periods of increases in case numbers and the emergence and spread of virus variants in communities in which we and our customers operate, will continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be adversely impacted for the remainder of 2022, including as a result of:

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
•
Potential decrease in productivity or availability of our employees or those of our customers or suppliers due to work-from-home policies and orders, or vaccine requirements.

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
•
our ability to continue to sell our products and services, including as a result of people working from home, or restrictions on access to our potential customers;
•
the ability of our customers to pay for its products and services;
•
any closures of our facilities and the facilities of our customers and suppliers; and
•
the degree to which our employees or those of our customers or suppliers become ill with COVID-19.

The COVID-19 pandemic has impacted our supply chain, which could adversely impact our business.

The global supply chain for semiconductor chips, including the type of chips used in the sensors integrated into our gunshot detection solutions, has been disrupted by events related to the COVID-19 pandemic, including business shutdowns and increased demand. As a result, we have experienced higher costs to procure the sensors required for our solutions. While we believe these delays are temporary and we have taken steps to mitigate the impact of these delays, if supply chain issues become worse, we may not be able to deploy, update or repair our gunshot detection solutions as expected. If we are unable to deliver our solutions or update or repair existing assets, or if we incur higher than expected costs to do so, our revenues may not grow as expected and our business may be adversely impacted.

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

We had net income in both 2020 and 2019; prior to that, we posted a net loss in each year since inception and we had a net loss of $4.4 million for the year ended December 31, 2021. We had net income of $3.4 million for the six months ended June 30, 2022, and as of June 30, 2022 we had an accumulated deficit of $95.4 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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
•
general and administrative expenses.

These investments may not result in increased revenues or growth in our business. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to maintain profitability over the long term. In particular, the COVID-19 pandemic and its impact on economic conditions, including supply chain disruptions, may make it more difficult for us to increase revenues sufficient to maintain profitability. Furthermore, rising inflation rates may result in decreased demand for our products and services and increase our operating costs. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not maintain profitability in the future.

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

The COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and increasing inflation rates, and any associated impact on economic conditions could also cause or exacerbate any of the foregoing. The occurrence of any of the foregoing would impede or delay our ability to maintain or increase the amount of revenues derived from these customers, which could have a material adverse effect on our business, operating results and financial condition.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not. During periods of economic uncertainty resulting from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and increasing inflation rates, and any associated impact on economic conditions, these risks are more pronounced than usual, as government entities struggle with reduced levels of resources related to implications of such global events.

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

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter Respond customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our new products such as ShotSpotter Connect and ultimately ShotSpotter Investigate drives our ability to increase our revenues. Most of our ShotSpotter Respond customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate, or may even decline. During periods of economic uncertainty resulting from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and increasing inflation rates, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our ShotSpotter solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers, particularly in challenging economic conditions we experience from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia, and increasing inflation rates; our ability to expand ShotSpotter Investigate; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of ShotSpotter solutions by existing public safety customers or adding new customers, our revenues and growth prospects would suffer.

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

Additionally, events affecting our customers’ budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed. During periods of economic uncertainty resulting from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and increasing inflation rates, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Our reputation and our business may be harmed by inaccurate reporting which could have an adverse impact on new sales or renewals or expansions of coverage areas by existing customers, which would adversely impact our financial results and future prospects. For example, in July 2021, VICE Media, LLC ("VICE") falsely accused us of illegal behavior, which has had a material adverse effect on our business. We initiated a defamation lawsuit against VICE that has since been dismissed.

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

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine, terrorist attacks and infectious disease outbreaks, such as the COVID-19 pandemic, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

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

Part of our growth strategy depends on our ability to increase sales of our security and public safety solutions in markets outside of the United States. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer. During periods of economic uncertainty resulting from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and increasing inflation rates, and any associated impact on economic conditions, this risk is more pronounced than usual.

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

Any of our facilities or operations may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, such as COVID-19, and power outages, which may render it difficult or impossible for us to operate our business for some period of time or decrease productivity. For example, our primary IRC and a data center that hosts some of our customer services are located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. In addition, like many companies, at the beginning of the COVID-19 pandemic, we implemented a work from home policy, which has largely remained in effect. We expect to work in a hybrid work model for the foreseeable future. This policy may negatively impact productivity of our employees.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we increased to $20.0 million in August 2020 and which we intend to use for general working capital purposes, as needed. During the three months ended June 30, 2022, we utilized $5.0 million of our loan facility for a letter of credit related to a customer contract requirement. Our available loan facility at June 30, 2022 was approximately $15.0 million, and as of June 30, 2022, no amounts were outstanding on our loan facility.

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

We currently use third-party data center hosting facilities to host certain components of our solutions. Our operations depend, in part, on our third-party providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or communications failures, cyber incidents, criminal acts and similar events. In the event that any of our third-party facility arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience service interruptions in our solutions as well as delays and additional expenses in arranging new facilities and services. The COVID-19 pandemic and its work-from-home policies may increase the likelihood of service interruptions or cyber incidents at these data center hosting facilities. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, cyber incidents or other performance problems with our solutions could harm our reputation.

Any damage to, or failure of, the systems of the communications providers with whom our data center provider contracts could result in interruptions to our solutions. The occurrence of spikes in usage volume, natural disasters, cyber incidents, acts of terrorism, vandalism or sabotage, closure of a facility without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our services. Problems faced by these network providers, or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our customers. The COVID-19 pandemic and its associated work-from-home policies may increase the likelihood of these problems with such network providers and their capacity allocation systems. Interruptions in our services might cause us to issue refunds to customers and subject us to potential liability.

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

Approximately 96% of our installed ShotSpotter sensors use fourth-generation Long-Term Evolution (“LTE”) wireless technology and 4% use third-generation (“3G”) cellular communications. Our U.S. wireless carriers have advised us that they will discontinue their 3G services in the future and our ShotSpotter sensors will not be able to transmit on these networks. As a result, we are upgrading the sensors that use 3G cellular communications at no additional cost to our customers prior to the discontinuation of 3G services. As of the date of this Quarterly Report, we have completed upgrading approximately 85% of these sensors. As our wireless carriers phase out their 3G services or make changes to their spectrum allocation, we may experience reduced service performance, which may require us to complete upgrading our 3G sensors sooner than planned. If we are unable to complete these upgrades, we could experience disruptions in our ability to provide our solutions, which would adversely impact our business. These sensor replacements require significant capital expenditures, which may reduce our gross margins and also divert management’s attention and other important resources away from our customer service and sales efforts for new customers.

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

Many of the key components used to manufacture our proprietary ShotSpotter sensors also come from limited or sole sources of supply. Our contract manufacturer generally purchases these components on our behalf, and we do not have any long-term arrangements with our suppliers. We are therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. The supply of chips required for our sensors is being adversely impacted by disruptions to the global supply chain. If the supply chain continues to experience disruptions, we may not be able to meet our desired timelines for deployments in the future. Developing alternate sources of supply for these components, when required may be time-consuming, difficult, and costly, and we or our suppliers may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to fill our orders in a timely manner.

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

As of June 30, 2022, we had federal net operating loss carryforwards (“NOLs”) of approximately $78.4 million, of which $73.5 million will begin to expire in 2027, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of June 30 2022, we also had state NOLs of approximately $50.1 million, which will expire, if not utilized, between 2022 through 2039. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of June 30, 2022 we had 40 issued patents directed to our technologies, 33 in the United States, four in the European Union and one each in Israel, Brazil and Mexico. The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

In May 2019, our board of directors adopted a stock repurchase program for up to $15 million of our common stock, all of which has been utilized as of June 30, 2022. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1, 2022 - April 30, 2022	—	—	—	$1,442
May 1, 2022- May 31, 2022	35,814	$29.16	35,814	$398
June 1, 2022- June 30, 2022	13,555	$29.84	13,555	$—
Total	49,369	$29.35	49,369

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

Item 6. Exhibits

A list of exhibits is set forth below.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017
10.1	Non- Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

SHOTSPOTTER, INC.

Date: August 10, 2022	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: August 10, 2022	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer