Form 10-Q
period 2022-09-30
SHOTSPOTTER, INC
filed 2022-11-09
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022 the registrant had 12,195,950 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ShotSpotter, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,604	$15,636
Accounts receivable and contract asset, net	20,199	16,134
Prepaid expenses and other current assets	4,018	2,701
Total current assets	33,821	34,471
Property and equipment, net	22,027	17,390
Operating lease right-of-use assets	3,467	2,323
Goodwill	23,171	2,816
Intangible assets, net	27,850	13,564
Other assets	2,430	1,740
Total assets	$112,766	$72,304
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,214	$1,587
Deferred revenue, short-term	34,896	26,235
Accrued expenses and other current liabilities	9,007	6,680
Total current liabilities	45,117	34,502
Deferred revenue, long-term	2,073	474
Other liabilities	6,354	3,513
Total liabilities	53,544	38,489
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,191,762 and 11,703,430 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	61	58
Additional paid-in capital	150,855	132,780
Accumulated deficit	(91,355)	(98,785)
Accumulated other comprehensive loss	(339)	(238)
Total stockholders' equity	59,222	33,815
Total liabilities and stockholders' equity	$112,766	$72,304

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$18,775	$14,547	$60,005	$44,184
Costs
Cost of revenues	8,473	6,520	25,130	19,137
Impairment of property and equipment	—	—	—	25
Total costs	8,473	6,520	25,130	19,162
Gross profit	10,302	8,027	34,875	25,022

Operating expenses
Sales and marketing	5,357	4,018	16,727	11,881
Research and development	2,409	1,703	7,570	5,156
General and administrative	3,866	3,217	11,710	8,900
Change in fair value of contingent consideration	(5,405)	—	(8,842)	—
Total operating expenses	6,227	8,938	27,165	25,937
Operating income (loss)	4,075	(911)	7,710	(915)
Other income (expense), net
Interest income, net	11	8	26	28
Other expense, net	(53)	(46)	(306)	(184)
Total other income (expense), net	(42)	(38)	(280)	(156)
Income (loss) before income taxes	4,033	(949)	7,430	(1,071)
Provision for income taxes	—	—	—	49
Net income (loss)	$4,033	$(949)	$7,430	$(1,120)
Net income (loss) per share, basic	$0.33	$(0.08)	$0.61	$(0.10)
Net income (loss) per share, diluted	$0.33	$(0.08)	$0.60	$(0.10)
Weighted average shares used in computing adjusted net income (loss) per share, basic	12,167,632	11,680,413	12,156,980	11,634,422
Weighted average shares used in computing adjusted net income (loss) per share, diluted	12,357,136	11,680,413	12,306,839	11,634,422

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$4,033	$(949)	$7,430	$(1,120)
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net	(78)	(14)	(101)	7
Comprehensive income (loss)	$3,955	$(963)	$7,329	$(1,113)

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Par Value	Capital	Deficit	Income (Loss)	(Deficit)
Balance at January 1, 2022	11,703,430	$58	$132,780	$(98,785)	$(238)	$33,815
Exercise of stock options	8,528	—	13	—	—	13
Repurchase of common stock	(57,623)	—	(1,634)	—	—	(1,634)
Issuance of common stock from RSUs vested	22,755	—	—	—	—	—
Issuance of common stock for acquisition	464,540	3	14,263	—	—	14,266
Stock-based compensation	—	—	1,855	—	—	1,855
Other comprehensive income	—	—	—	—	73	73
Net income	—	—	—	387	—	387
Balance at March 31, 2022	12,141,630	61	147,277	(98,398)	(165)	48,775
Exercise of stock options	686	—	2	—	—	2
Repurchase of common stock	(49,369)	—	(1,450)	—	—	(1,450)
Issuance of common stock from ESPP purchase	20,630	—	489	—	—	489
Issuance of common stock from RSUs vested	41,198	—	—	—	—	—
Stock-based compensation	—	—	2,131	—	—	2,131
Other comprehensive loss	—	—	—	—	(96)	(96)
Net income	—	—	—	3,010	—	3,010
Balance at June 30, 2022	12,154,775	61	148,449	(95,388)	(261)	52,861
Exercise of stock options	13,475	—	249	—	—	249
Issuance of common stock from RSUs vested	23,512	—	—	—	—	—
Stock-based compensation	—	—	2,157	—	—	2,157
Other comprehensive loss	—	—	—	—	(78)	(78)
Net income	—	—	—	4,033	—	4,033
Balance at September 30, 2022	12,191,762	$61	$150,855	$(91,355)	$(339)	$59,222

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Par Value	Capital	Deficit	Income (Loss)	(Deficit)
Balance at January 1, 2021	11,538,998	$58	$128,771	$(94,354)	$(170)	$34,305
Exercise of stock options	60,600	—	213	—	—	213
Issuance of common stock in connection with exercise of warrants	50,716	—	8	—	—	8
Issuance of common stock from RSUs vested	24,332	—	—	—	—	—
Repurchase of common stock	(56,162)	—	(2,192)	—	—	(2,192)
Stock-based compensation	—	—	1,375	—	—	1,375
Other comprehensive loss	—	—	—	—	(17)	(17)
Net income	—	—	—	79	—	79
Balance at March 31, 2021	11,618,484	58	128,175	(94,275)	(187)	33,771
Exercise of stock options	16,432	—	364	—	—	364
Issuance of common stock from ESPP purchase	18,294	—	462	—	—	462
Issuance of common stock from RSUs vested	37,538	—	—	—	—	—
Repurchase of common stock	(12,585)	—	(491)	—	—	(491)
Stock-based compensation	—	—	1,494	—	—	1,494
Other comprehensive income	—	—	—	—	38	38
Net loss	—	—	—	(250)	—	(250)
Balance at June 30, 2021	11,678,163	58	130,004	(94,525)	(149)	35,388
Exercise of stock options	14,550	—	316	—	—	316
Issuance of common stock from RSUs vested	9,551	—	—	—	—	—
Repurchase of common stock	(26,404)	—	(918)	—	—	(918)
Stock-based compensation	—	—	1,453	—	—	1,453
Other comprehensive loss	—	—	—	—	(14)	(14)
Net loss	—	—	—	(949)	—	(949)
Balance at September 30, 2021	11,675,860	$58	$130,855	$(95,474)	$(163)	$35,276

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$7,430	$(1,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	4,743	4,298
Amortization of intangible assets	2,081	774
Impairment of property and equipment	—	25
Stock-based compensation	6,145	4,322
Change in fair value of contingent consideration	(8,842)	—
Provision for accounts receivable	(74)	13
Changes in operating assets and liabilities:
Accounts receivable and contract asset	(3,771)	(465)
Prepaid expenses and other assets	(1,823)	(1,077)
Accounts payable	(705)	417
Accrued expenses and other current liabilities	6	930
Deferred revenue	4,879	(2,742)
Net cash provided by operating activities	10,069	5,375
Cash flows from investing activities:
Purchase of property and equipment	(9,026)	(5,632)
Investment in intangible and other assets	(24)	(45)
Business acquisition, net of cash acquired	(4,618)	15
Net cash used in investing activities	(13,668)	(5,662)
Cash flows from financing activities:
Payment of contingent consideration liability	—	(403)
Proceeds from exercise of stock options	264	893
Repurchases of common stock	(3,084)	(3,601)
Proceeds from exercise of warrants	—	8
Proceeds from employee stock purchase plan	489	462
Net cash used in financing activities	(2,331)	(2,641)
Decrease in cash, cash equivalents and restricted cash	(5,930)	(2,928)
Effect of exchange rate on cash and cash equivalents	(102)	(1)
Cash, cash equivalents and restricted cash at beginning of year	15,636	16,043
Cash, cash equivalents and restricted cash at end of period	$9,604	$13,114

Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$200	$454
Estimated fair value of contingent consideration	$12,400	$—
Fair value of common stock issued as consideration for business acquisition	$14,266	$—

See accompanying notes to condensed consolidated financial statements.

ShotSpotter, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) provides precision-policing solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. The Company’s flagship product, ShotSpotter Respond, is the leading outdoor gunshot detection, location and alerting system trusted by over 140 cities as of September 30, 2022. ShotSpotter Connect creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities and corporations mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. The Company’s case management solution, ShotSpotter Investigate, and search and analysis solution, COPLINK X, are cloud-based investigative platforms to help law enforcement agencies modernize every phase of an investigation and accelerate case work with easy-to-use software tools. The Company offers its solutions on a Software as a Service subscription model to its customers. ShotSpotter Labs is the Company’s effort to support innovative uses of its technology to help protect wildlife and the environment.

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

Concentration of Accounts Receivable and Contract Asset – At September 30, 2022, two customers accounted for 26% and 19% of the Company’s total accounts receivable and contract asset, respectively. At December 31, 2021, one customer accounted for 65% of the Company’s total accounts receivable and contract asset.

Concentration of Revenues – For the three months ended September 30, 2022, two customers accounted for 26% and 11% of the Company’s total revenues, respectively. For the three months ended September 30, 2021, two customers accounted for 26% and 14% of the Company’s total revenues, respectively. For the nine months ended September 30, 2022, two customers accounted for 32% and 10% of the Company’s total revenues, respectively. For the nine months ended September 30, 2021, two customers accounted for 30% and 14% of the Company’s total revenues, respectively.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$35,755	$19,791	$26,709	$24,579
Deferred revenues acquired (Note 4 - Business Acquisitions)	—	—	5,382	—
New billings	19,677	16,512	64,381	41,336
Revenue recognized during the period from beginning balance	(12,707)	(8,999)	(25,492)	(22,659)
Revenue recognized during the period from new billings	(5,753)	(5,467)	(34,010)	(21,419)
Foreign currency impact	(3)	(7)	(1)	(7)
Ending balance	$36,969	$21,830	$36,969	$21,830

The following table presents remaining performance obligations for contractually committed revenues as of September 30, 2022 (in thousands):

2022	$19,631
2023	52,408
2024	28,675
Thereafter	15,213
Total	$115,927

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of September 30, 2022 and amounts under contract that will be invoiced after September 30, 2022.

During the three months ended September 30, 2022, the Company recognized revenues of $18.6 million from customers in the United States, and $0.2 million from customers in the Bahamas and South Africa. During the nine months ended September 30, 2022, the Company recognized revenues of $59.3 million from customers in the United States, and $0.7 million from customers in the Bahamas and South Africa.

During the three months ended September 30, 2021, the Company recognized revenues of $14.3 million from customers in the United States, and $0.2 million from customers in the Bahamas and South Africa. During the nine months ended September 30, 2021, the Company recognized revenues of $43.7 million from customers in the United States, and $0.5 million from customers in the Bahamas and South Africa.

During the three months ended September 30, 2022, the Company recognized revenues of $18.2 million from monthly subscription, maintenance and support services, and $0.6 million from professional software development services. During the nine months ended September 30, 2022, the Company recognized revenues of $55.1 million from monthly subscription, maintenance and support services, and $4.9 million from professional software development services.

During the three months ended September 30, 2021, the Company recognized revenues of $14.2 million from monthly subscription, maintenance and support services, and $0.3 million from professional software development services. During the nine months ended September 30, 2021, the Company recognized revenues of $41.2 million from monthly subscription, maintenance and support services, and $3.0 million from professional software development services.

Note 4. Business Acquisition

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

On January 3, 2022, the Company completed the acquisition of 100% of the membership interests in Forensic Logic, LLC (“Forensic Logic”) for purchase consideration of $4.9 million in cash, subject to working capital adjustments, and $14.3 million in 464,540 shares of ShotSpotter common stock based on the closing price on the date of acquisition. The purchase consideration also included a contingent consideration agreement based on forecasted 2022 and 2023 Forensic Logic revenues. If 2022 Forensic Logic revenues exceed $7.0 million, the contingent consideration payable may be $3.75 million up to a maximum of $9.5 million. An additional amount up to $10.5 million in contingent consideration may be payable based on Forensic Logic’s revenues generated during 2023. Any amounts due are payable within approximately 120 days after the end of 2022 and 2023. The estimated fair value of the contingent consideration on the date of acquisition was $12.4 million, resulting in a total estimated purchase consideration of $31.6 million. The acquisition enabled the Company to broaden its suite of precision-policing solutions and cloud-based investigative platforms to offer its customers.

The following table summarizes the assignment of fair value to the identified assets and liabilities recorded as of the acquisition date, January 3, 2022 (in thousands):

Cash and cash equivalents	$303
Accounts receivable and contract asset, net	220
Property and equipment, net	200
Operating lease right-of-use assets	1,893
Software technology	7,140
Tradename	1,000
Customer relationships	8,200
Goodwill	20,355
Other assets	186
Accrued expenses and other current liabilities	(635)
Operating lease liabilities	(1,893)
Deferred revenue	(5,382)
Total estimated consideration	$31,587

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

Acquisition-related expenses totaled $0.6 million, of which $0.1 million is included in general and administrative expense for the nine months ended September 30, 2022 and the remainder was incurred during the year ended December 31, 2021. There were no acquisition-related expenses in the three months ended September 30, 2022.

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

The unaudited pro forma combined revenue and net loss for the three months ended September 30, 2021 would have been $16.3 million and $1.7 million, respectively. The unaudited pro forma combined revenue and net loss for the nine months ended September 30, 2021 would have been $49.0 million and $3.9 million, respectively.

Note 5. Fair Value Measurements

In October 2018, upon the acquisition of certain technology, referred to as HunchLab, from Azavea, Inc., the Company recognized a contingent consideration liability classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly nor indirectly observable. In February 2021, based on the relevant revenues earned during the three-year contingent consideration period, the Company paid $0.4 million, resulting in a reduction of the contingent consideration liability to zero.

In November 2020, using a Monte Carlo Simulation approach, the Company estimated the fair value of the contingent consideration liability classified within Level III of the fair value hierarchy at the acquisition date of LEEDS LLC, (“LEEDS”) to be $0.2 million. During the fourth quarter of 2021, the fair value of the contingent consideration was increased by $1.3 million based upon estimated 2022 revenue targets, representing an adjustment to the most likely outcome expected for the liability. There have been no changes in the assumptions or fair value of the LEEDS contingent consideration liability during the three and nine months ended September 30, 2022.

In January 2022, using a Monte Carlo Simulation approach, the Company estimated the fair value of the contingent consideration liability classified within Level III of the fair value hierarchy at the acquisition of Forensic Logic to be $12.4 million. During the three and nine months ended September 30, 2022, the fair value of the contingent consideration was decreased by $5.4 million and $8.8 million, respectively, based upon revised estimated 2022 and 2023 revenue targets due to delays in certain expected contracts by a small number of significant potential customers, representing an adjustment to the most likely outcome expected for the liability.

The changes in the fair value of contingent consideration liabilities for the nine months ended September 30 are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$1,500	$573
Payment of contingent consideration liability	—	(403)
Acquisition of Forensic Logic (Note 4 - Business Acquisition)	12,400	—
Change in fair value of contingent consideration	(8,842)	—
Ending balance	$5,058	$170

There were no transfers into or out of Level III during the nine months ended September 30, 2022 and 2021. As of September 30, 2022, contingent consideration of $1.5 million is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet as it is forecasted that the achievement of milestones will occur within the next 12 months, and $3.6 million is included in Other liabilities in the condensed consolidated balance sheet.

Note 6. Goodwill

The change in goodwill is as follows (in thousands):

	September 30, 2022	December 31, 2021
Beginning balance	$2,816	$2,811
Acquisition of Forensic Logic (see Note 4—Business Acquisition)	20,355	—
Change during the period	—	5
Ending balance	$23,171	$2,816

Note 7. Intangible Assets, net

Intangible assets consist of the following (in thousands):

	September 30, 2022
	Gross	Accumulated Amortization	Net
Customer relationships	$22,770	$(2,342)	$20,428
Software technology	7,140	(761)	6,379
Patents	1,241	(1,115)	126
Tradename	1,000	(83)	917
Total intangible assets, net	$32,151	$(4,301)	$27,850

	December 31, 2021
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(1,131)	$13,439
Patents	1,214	(1,089)	125
Total intangible assets, net	$15,784	$(2,220)	$13,564

Intangible amortization expense was approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively. Intangible amortization expense was approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.

The following table presents future intangible asset amortization as of September 30, 2022 (in thousands):

Remainder of 2022	$726
2023	2,645
2024	2,642
2025	2,595
2026	2,578
Thereafter	16,664
Total	$27,850

Note 8. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract asset, net (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable	$18,189	$16,167
Contract asset	2,010	41
Allowance for potential credit losses	─	(74)
	$20,199	$16,134

Prepaid expenses and other current assets (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$1,126	$611
Deferred commissions	977	822
Short-term deposits	611	178
Prepaid software and licenses	556	756
Other prepaid expenses	498	198
Other	250	136
	$4,018	$2,701

Other assets (long-term) (in thousands):

	September 30,	December 31,
	2022	2021
Deferred commissions	$2,291	$1,723
Other	139	17
	$2,430	$1,740

Accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2022	2021
Personnel-related accruals	$5,154	$4,864
Contingent consideration liabilities	1,500	—
Operating lease liabilities	853	409
Professional fees	628	925
Other	560	315
Sales/use tax payable	312	167
	$9,007	$6,680

Other liabilities (long-term) (in thousands):

	September 30,	December 31,
	2022	2021
Operating lease liabilities	$2,796	$2,013
Contingent consideration liabilities	3,558	1,500
	$6,354	$3,513

Note 9. Related Party Transactions

During the three and nine months ended September 30, 2022, the Company recognized approximately $13,000 and $72,000, respectively in revenues from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders. During the three and nine months ended September 30, 2021, the Company recognized approximately $22,000 and $85,000, respectively, in revenues from ShotSpotter Labs projects with such charitable organizations.

Note 10. Stock Repurchase Program

During the nine months ended September 30, 2022, the Company repurchased 106,992 shares of its common stock at an average price of $28.81 per share for $3.1 million, utilizing the remaining balance available for repurchase under the Company's stock repurchase program. The repurchases were made in open market transactions using cash on hand, and all of the repurchased shares were retired. In November 2022, the board of directors approved a new stock repurchase program for up to $25.0 million of our common stock.

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

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$4,033	$(949)	$7,430	$(1,120)
Denominator:
Weighted-average shares outstanding, basic	12,167,632	11,680,413	12,156,980	11,634,422
Dilutive effect of common stock equivalents	189,504	—	149,859	—
Weighted-average shares outstanding, diluted	12,357,136	11,680,413	12,306,839	11,634,422
Net income (loss) per share, basic	$0.33	$(0.08)	$0.61	$(0.10)
Net income (loss) per share, diluted	$0.33	$(0.08)	$0.60	$(0.10)
Anti-dilutive employee share-based awards, excluded	986,813	416,161	1,087,879	557,301

Note 12. Equity Incentive Plans

Stock options:

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the "2005 Plan") and 2017 Equity Incentive Plan (the “2017 Plan") during the nine months ended September 30, 2022 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of December 31, 2021	783,928	$28.00
Granted	530,122	$27.01
Exercised	(22,689)	$10.16
Canceled	(33,190)	$34.02
Outstanding as of September 30, 2022	1,258,171	$27.73

Under an “evergreen” provision, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and ending on and including January 1, 2027, by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 Plan was increased on January 1, 2022 by 585,172 shares, which was equal to 5% of the total number of shares of common stock outstanding on December 31, 2021.

Restricted stock units:

A summary of restricted stock unit ("RSU") activities under the 2017 Plan during the nine months ended September 30, 2022 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value per RSU
Unvested awards outstanding as of December 31, 2021	128,810	$35.09
Granted	198,192	$26.58
Vested	(87,460)	$31.83
Canceled	(2,830)	$26.50
Unvested awards outstanding as of September 30, 2022	236,712	$29.27

During the three and nine months ended September 30, 2022, the Company modified RSUs to accelerate vesting for two individuals in respect of 5,849 RSUs and cancelled the award of another individual in respect of 1,887 RSUs. The Company accounted for these as modifications of those awards and recognized net incremental compensation expense of $0.01 million.

The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized as compensation expense on the date of modification for vested awards.

2017 Employee Stock Purchase Plan

There were 20,630 shares issued under the 2017 Employee Stock Purchase Plan ("2017 ESPP") during nine months ended September 30, 2022. No shares were issued during the three months ended September 30, 2022. The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2022 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 528,698 as of September 30, 2022.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$499	$372	$1,482	$1,179
Sales and marketing	427	399	1,336	1,182
Research and development	305	181	823	543
General and administrative	926	501	2,504	1,418
Total	$2,157	$1,453	$6,145	$4,322

Note 13. Financing Arrangements

Credit Agreement

On September 27, 2018, the Company entered into a Credit Agreement with Umpqua Bank (the “Umpqua Credit Agreement”), which allowed the Company to borrow up to $10.0 million under a revolving loan facility (the “Revolving Facility”). In August 2020, the Company entered into an amendment to the Umpqua Credit Agreement to increase the size of the available loan facility from $10.0 million to $20.0 million. In September 2022, the Company obtained an extension of the term of the Revolving Facility, originally set to expire in September 2022, through November 27, 2022, while it negotiates for renewal terms. The Revolving Facility is for general working capital purposes. Borrowings under the Umpqua Credit Agreement are secured by substantially all of the assets of the Company and includes a letter of credit sub-facility of up to $5.0 million. Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility.

During the nine months ended September 30, 2022, the Company utilized $5.0 million of the letter of credit sub-facility for letters of credit related to customer contract requirements. The available loan facility as of September 30, 2022 and December 31, 2021 was approximately $15.0 million and $20.0 million, respectively. There were no borrowings outstanding as of September 30, 2022 and December 31, 2021.

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

On October 12, 2021, the Company filed a defamation lawsuit against VICE Media, LLC ("VICE") in Delaware Superior Court. The complaint alleged that VICE intentionally misrepresented court records and targeted ShotSpotter with false accusations in order to cultivate a subversive brand that enables VICE to sell sponsored content to corporate advertisers. The lawsuit was dismissed by the prevailing judge on June 30, 2022, but the Company obtained a retraction from VICE of several false statements following the dismissal.

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

Overview

We provide precision-policing and security solutions for law enforcement and security personnel to help prevent and reduce gun violence and make cities, campuses and facilities safer. Our flagship public safety solution, ShotSpotter Respond, is the leading outdoor gunshot detection, location and alerting system. Our patrol management software, ShotSpotter Connect, creates crime forecasts designed to enable more precise and effective use of patrol resources to deter crime. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are designed to help law enforcement and security personnel serving universities and corporations mitigate risk and enhance security by notifying authorities of a potential outdoor gunfire incident, saving critical minutes for first responders to arrive. ShotSpotter Investigate and COPLINK X add case management and leads generation, respectively, to our expanding suite of precision-policing technology solutions and provide agencies with a cloud-based investigative digital case folder and analytical and collaboration tools to improve case closure rates. ShotSpotter Labs supports innovative uses of our technology to help protect wildlife and the environment.

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

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus, ShotSpotter SiteSecure and ShotSpotter Investigate, are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution is also sold on a subscription basis. As of September 30, 2022, we had ShotSpotter Respond, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for approximately 1,000 square miles, of which 965 square miles had gone live. Coverage areas under contract included over 140 cities and 17 campuses/sites across the United States, South Africa and the Bahamas, including some of the largest cities in the United States. Most of our revenue is attributable to customers based in the United States.

While we intend to continue to devote resources to increase sales of our solutions, we expect that revenues from ShotSpotter Respond will continue to comprise a majority of our revenues for the foreseeable future. ShotSpotter Labs projects are generally conducted in coordination with a sponsoring charitable organization and may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, ShotSpotter Labs projects will normally produce gross margins significantly lower than most of our other solutions. Additionally, in early 2020, we added new pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

We acquired LEEDS, LLC (“LEEDS”) in November 2020 to expand our suite of solutions and introduce ShotSpotter Investigate. ShotSpotter Investigate is our case management solution that helps automate investigative work and improve case clearance rates – addressing an inefficiency problem for many agencies that have had to rely on multiple disparate systems to work cases. Using the software, investigators benefit from a single digital case folder that includes all elements related to a case. Analytical and collaboration tools help investigators connect the dots and share information faster while reporting helps package cases for command staff and prosecutors. With the launch of ShotSpotter Investigate in the second quarter of 2021, we now offer a more complete precision-policing platform to enable intelligence-driven prevention, response to, and investigation of crime for local, state and federal agencies.

In January 2022, we acquired Forensic Logic, LLC ("Forensic Logic"), a leading provider of cloud-based data services to U.S. law enforcement and public safety to enable powering the industry's most advanced search and analysis technology. We believe combining lead generation from Forensic Logic with our ShotSpotter Investigate case management solution can accelerate crime solving solutions and improve clearance rates.

Since our founding over 26 years ago, ShotSpotter has been and continues to be a purpose-led company. We are a mission-driven organization that focuses on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation to equally serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful, and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

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

We generated revenues of $18.8 million and $14.5 million for the three months ended September 30, 2022 and 2021, respectively, a year-over-year increase of 29%. Revenues from ShotSpotter Respond during the three months ended September 30, 2022 and 2021 represented approximately 74% and 84% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 26% and 11% respectively, of our total revenues for the three months ended September 30, 2022, and 26% and 14%, respectively, of our total revenues for the three months ended September 30, 2021.

We generated revenues of $60.0 million and $44.2 million for the nine months ended September 30, 2022 and 2021, respectively, a year-over-year increase of 36%. Revenues from ShotSpotter Respond during the nine months ended September 30, 2022 and 2021, represented approximately 68% and 79% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 32% and 10% respectively, of our total revenues for the nine months ended September 30, 2022, and 30% and 14%, respectively, of our total revenues for the nine months ended September 30, 2021.

We currently expect our Annual Recurring Revenue ("ARR") to exceed $80.0 million at the start of 2023, which is significantly higher than the $63.0 million that we started with in 2022. This $80.0 million of ARR includes over $17.0 million related to our product solutions other than our Respond gunshot detection product. We calculate our ARR for a year based on the expected GAAP revenue for the year from contracts that are in effect on January 1st of such year, assuming all such contracts that are due for renewal during the year renew as expected on or near their renewal date, and including contracts executed during the year after January 1st, but for which GAAP revenue recognition starts January 1st of the year.

For the three months ended September 30, 2022 and 2021, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $18.6 million and $14.3 million, respectively, or 99% of total revenues for both periods.

For the nine months ended September 30, 2022 and 2021, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $59.3 million and $43.7 million, respectively, or 99% of total revenues for both periods.

We had net income (loss) of $4.0 million and $(0.9) million for the three months ended September 30, 2022 and 2021, respectively, and net income (loss) of $7.4 million and $(1.1) million for the nine months ended September 30, 2022 and 2021, respectively. Our accumulated deficit was $91.4 million and $98.8 million at September 30, 2022 and December 31, 2021, respectively.

During the three and nine months ended September 30, 2022, the fair value of the contingent consideration, which we recorded on the acquisition of Forensic Logic, was decreased by $5.4 million and $8.8 million, respectively, based upon revised estimated 2022 and 2023 revenue targets that were utilized in our fair value methodology. The most significant change in the calculation used to estimate the contingent consideration was the timing of approval of contracts by a small number of significant potential customers.

We have focused on rapidly growing our business and believe that our future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. The challenges we are facing in this regard as a result of the COVID-19 pandemic are summarized in the subsection below entitled “Impact of COVID-19 and Social Unrest on our Business.” Other challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming, the fact that our typical sales cycle is often very long and difficult to estimate accurately, especially due to the changes in business cycles, funding and customer budget setting processes that have occurred through the pandemic and periods of social unrest, and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

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

Key Business Metrics

Net New “Go-Live” Cities

Net new “go-live” cities represent the number of cities covered by deployments of our gunshot detection solutions that were formally approved by customers during the year, both from initial and expanded customer deployments, net of cities that ceased to be “live” during the period due to customer cancellations. New cities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities as a key business metric to measure our operational performance and market penetration. During the three and nine months ended September 30, 2022, we also went live with one pilot project that is not included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net new “go-live” cities	6*	3	17*	11

* We went live with seven and nineteen new cities for the three and nine months ended September 30, 2022, respectively. The net go-live numbers above reflect the loss of one city of immaterial contract value during the three months ended September 30, 2022 and the loss of one city and one highway project with immaterial contract values during the nine months ended September 30, 2022.

Impact of COVID-19 and Social Unrest on our Business

The COVID-19 pandemic resulted in a substantial curtailment of business activities worldwide and caused ongoing economic uncertainty, both in the United States and many countries abroad. Although there has been improvement in case numbers, there is still uncertainty surrounding the evolving COVID-19 pandemic, including the potential for periods of increases in case numbers in the future and the emergence and spread of virus variants in communities in which we and our customers operate, which may continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, may continue to be adversely impacted in the future. Our typical sales cycle is often very long and difficult to estimate accurately, especially due to the changes in business cycles, funding and customer budget setting processes that have occurred through the pandemic and periods of social unrest.

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
•
the fact that our typical sales cycle is often very long and difficult to estimate accurately, due to delays in contract approval that have occurred through the pandemic and periods of social unrest;
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

For ShotSpotter Respond, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. For COPLINK X, we generally invoice customers 100% of the total contract value when the subscription service is operational, which is often soon after contract execution. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter. For ShotSpotter Respond, our pricing model is based on a per-square-mile basis. For ShotSpotter SecureCampus, ShotSpotter SiteSecure and ShotSpotter Investigate, our pricing model is on a customized-site basis. For ShotSpotter Connect and COPLINK X, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. We may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

We generally invoice subscription service renewals for 100% of the total contract value when the renewal contract is executed. Renewal fees are recognized ratably over the term of the renewal, which is typically one year. While most of our customers elect to renew their agreements, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to expiration. For these customers, we stop recognizing subscription revenues at the end of the current contract term, even though we may continue to provide services for a period of time until the renewal process is completed. Once the renewal is complete, we recognize the ratable subscription revenues for the period between the expiration of the original term of the agreement and the completion of the renewal process in the month in which the renewal is executed. If a customer declines to renew its subscription prior to the end of the contract term, remaining setup fees, if any, are immediately recognized.

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

With the acquisition of Forensic Logic, we also generate revenues from subscriptions of COPLINK X, cloud-based data services for advanced search and analysis tools. We also provide access to this technology platform to an intermediary to either be resold or combined with their own materials, software and/or services, to create an integrated solution that is provided to their end-user customers. We recognize this revenue net of margins paid to the intermediary. We recently introduced ShotSpotter GCM™ (Gun Crime Management), a first-of-its-kind digital case management solution that automates the process by which key information is input, captured and used to identify associated gun crime cases leading to the identification of persons of interest. We generate revenues from subscriptions for ShotSpotter GCM, with revenue recognition being similar to our Respond and COPLINK X products.

It is likely that international deployments may have different payment and billing terms due to their local laws, restrictions or other customary terms and conditions.

ShotSpotter Labs projects may or may not be revenue-producing. When they are revenue-producing, they are generally sold on a cost-plus basis.

We anticipate that, due to the COVID-19 pandemic and rising costs due to inflation, our customers may still face budget shortfalls due to the increased expenditures our customers have had to endure to address the pandemic and delays in their ability to approve proposals for contracts as a result of changes in business cycles, funding and customer budget setting processes that have occurred through the pandemic and periods of social unrest

Costs

Costs include the cost of revenues and impairment of property and equipment. Cost of revenues primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service applications, costs related to operating our IRC, providing remote and on-site customer support and maintenance and forensic services, providing customer training and onboarding services, certain personnel and related costs of operations, stock-based compensation and allocated overheads that include information technology, facility and equipment depreciation costs.

Impairment of property and equipment is primarily attributable to our write-off of the remaining book value of sensor networks related to customers lost during the three and nine months ended September 30, 2021. There was no impairment recorded in the three and nine months ended September 30, 2022.

We have upgraded our sensors that use third-generation (“3G”) cellular communications to the fourth-generation Long-Term Evolution wireless technology, which will increase our cost of revenues. As of September 30, 2022, we have completed all required upgrades of our 3G sensors. Additionally, we are and may continue to re-use and re-deploy some of the old 3G sensors, or components within them that have a remaining serviceable life where it makes sense to do so.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended September 30, 2022 and 2021 (in thousands):

		As a % of		As a % of	Change
	2022	Revenues	2021	Revenues	$	%
Revenues	$18,775	100%	$14,547	100%	$4,228	29%
Costs
Cost of revenues	8,473	45%	6,520	45%	1,953	30%
Total costs	8,473	45%	6,520	45%	1,953	30%
Gross profit	10,302	55%	8,027	55%	2,275	28%
Operating expenses:
Sales and marketing	5,357	29%	4,018	28%	1,339	33%
Research and development	2,409	13%	1,703	12%	706	41%
General and administrative	3,866	21%	3,217	22%	649	20%
Contingent consideration	(5,405)	(29%)	—	—	(5,405)	—
Total operating expenses	6,227	33%	8,938	62%	(2,711)	(30%)
Operating income (loss)	4,075	22%	(911)	(7%)	4,986	547%
Other expense, net	(42)	(1%)	(38)	—	(4)	11%
Net income (loss)	$4,033	21%	$(949)	(7%)	$4,982	525%

Revenues

The increase in revenues of $4.3 million was primarily attributable to a $1.7 million increase in revenues from new customers and expansions of existing customer coverage areas, a $1.6 million increase in revenues from Forensic Logic, which we acquired in the first quarter of 2022, and a $1.0 million increase in revenues from monthly support revenue contracts. We went live in seven new Respond cities, secured two new security customers and one Investigate customer and expanded in six current customer sites during the three months ended September 30, 2022.

Costs

The increase in cost of revenues of $2.0 million was due primarily to a $1.3 million increase in product costs due to the increase in our customer base, a $0.5 million increase in personnel costs as a result of increased headcount due to continued growth and the acquisition of Forensic Logic in January 2022, a $0.1 million increase in travel costs related to customer deployments, and a $0.1 million increase in amortization of intangibles following our acquisition of Forensic Logic.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense increased by $1.3 million and was primarily due to a $1.0 million increase in salaries, commissions and other personnel costs, a $0.2 million increase in amortization expense related to customer relationship and tradename assets, and a $0.1 million increase in travel costs due to continued growth in our customer base.

Research and Development Expense

Research and development expense increased by $0.7 million and was primarily due to increased personnel and headcount costs.

General and Administrative Expense

General and administrative expense increased by $0.7 million and was due primarily to increased personnel-related costs.

Contingent Consideration

The fair value of the contingent consideration liability decreased by $5.4 million during the three months ended September 30, 2022, based upon revised estimated 2022 and 2023 revenue targets for Forensic Logic that were utilized in the fair value methodology, which resulted in a decrease in contingent consideration expense, based upon revised estimated 2022 and 2023 revenue targets due to delays in expected contracts by a small number of significant potential customers.

Other Income (Expense), Net

The increase in other expense, net was due primarily to increased state and franchise tax expense.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. There was no provision for income taxes recorded in the three months ended September 30, 2022 and 2021.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table sets forth our selected condensed consolidated statements of operations data for the nine months ended September 30, 2022 and 2021 (in thousands):

		As a % of		As a % of	Change
	2022	Revenues	2021	Revenues	$	%
Revenues	$60,005	100%	$44,184	100%	$15,821	36%
Costs
Cost of revenues	25,130	42%	19,137	43%	5,993	31%
Impairment of property and equipment	—	—	25	—	(25)	(100%)
Total costs	25,130	42%	19,162	43%	5,968	31%
Gross profit	34,875	58%	25,022	57%	9,853	39%
Operating expenses:
Sales and marketing	16,727	28%	11,881	27%	4,846	41%
Research and development	7,570	13%	5,156	12%	2,414	47%
General and administrative	11,710	20%	8,900	20%	2,810	32%
Contingent consideration	(8,842)	(15%)	—	—	(8,842)	—
Total operating expenses	27,165	45%	25,937	59%	1,228	5%
Operating income (loss)	7,710	13%	(915)	(2%)	8,625	943%
Other expense, net	(280)	(1%)	(156)	—	(124)	79%
Provision (benefit) from income taxes	—	—	49	—	(49)	(100%)
Net income (loss)	$7,430	12%	$(1,120)	(3%)	$8,550	763%

Revenue

The increase in revenues of $15.8 million was primarily attributable to a $5.5 million increase in revenue from monthly support revenue contracts, a $5.6 million increase in revenues from new customers and expansions of existing customer coverage areas, and a $4.7 million increase in revenues from Forensic Logic, which was acquired in the first quarter of 2022. We went live in fifteen new Respond cities, secured four new security customers and expanded in fourteen current customer cities.

Costs

The increase in costs of $6.0 million was due primarily to a $2.8 million increase in product costs due to the increase in our customer base, a $1.7 million increase in personnel costs as a result of increased headcount due to continued growth and the acquisition of Forensic Logic in the first quarter of 2022, a $0.4 million increase in amortization of intangibles following our acquisition of Forensic Logic, an increase of $0.2 million in travel costs relating to customer deployments, an increase of $0.6 million in other costs, and an increase of $0.3 million in third-party labor costs.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense increased by $4.8 million and was primarily due to a $2.4 million increase in personnel costs, a $1.0 million increase in consulting and commission expenses, a $0.8 million increase to amortization of customer relationship and tradename assets related to Forensic Logic, a $0.4 million increase in travel costs due to continued growth in our customer base and a $0.2 million increase in marketing and other costs.

Research and Development Expense

Research and development expense increased by $2.4 million and was primarily due to increased personnel and headcount costs as a result of the Forensic Logic acquisition.

General and Administrative Expense

General and administrative expense increased by $2.8 million and was primarily due to a $1.5 million increase in personnel costs, a $0.9 million increase in third-party services, a $0.2 million increase in other costs, a $0.1 million increase in travel costs and a $0.1 million increase in amortization of intangibles following our acquisition of Forensic Logic .

Contingent Consideration

The fair value of the contingent consideration liability decreased by $8.8 million during the nine months ended September 30, 2022 based upon revised estimated 2022 and 2023 revenue targets for Forensic Logic that were utilized in the fair value methodology due to contract delays by a small number of significant potential customers which resulted in the decrease in contingent consideration expense.

Other Income (Expense), Net

The increase in other expense, net was due primarily to increased state and franchise tax expense.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. There was no provision for income taxes recorded in the nine months ended September 30, 2022. For the nine months ended September 30, 2021, as a result of net operating loss carryforwards, our recorded income taxes consisted of foreign taxes only.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $9.6 million and accounts receivable of $20.2 million as of September 30, 2022. During the three months ended September 30, 2022, we utilized $5.0 million of our loan facility for a letter of credit related to a customer contract requirement. Our available loan facility at September 30, 2022 was approximately $15.0 million, and as of September 30, 2022, no amounts were outstanding on our loan facility. In September 2022, we obtained an extension of the term of our credit facility, originally set to expire in September 2022, through November 27, 2022, while we negotiate renewal terms.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of $37.0 million. However, should additional working capital be needed, we can utilize our unused loan facility. We expect the facility to be renewed prior to its expiration on November 27, 2022. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

In January 2022, we acquired Forensic Logic for a purchase consideration of $31.6 million, consisting of $4.9 million in cash, subject to working capital adjustments, and 464,540 shares of our common stock valued at $14.3 million. The purchase consideration also included a contingent earnout payable up to $20.0 million based on Forensic Logic's revenues generated during the years ended December 31, 2022 and 2023. Up to $9.5 million in contingent earnout will be payable based on Forensic Logic’s revenues generated during 2022. An additional amount up to $10.5 million contingent earnout will be payable based on Forensic Logic’s revenues during 2023. The amounts are payable within approximately 120 days after the end of 2022 and 2023, respectively. During the three and nine months ended September 30, 2022, we recorded an adjustment of $5.4 million and $8.8 million, respectively, to decrease the estimated Forensic Logic contingent earnout payable based upon revised estimated 2022 and 2023 revenue targets related to delays in expected contracts (see Note 5 to our condensed consolidated financial statements).

On November 24, 2020, we completed the acquisition of LEEDS for a purchase consideration of $21.6 million in cash, subject to working capital adjustments, and the issuance of 63,901 shares of ShotSpotter common stock worth $2.0 million. The purchase consideration also included a contingent earnout payable based on LEEDS’ revenues generated during the years ended December 31, 2021 and 2022. The earnout for 2021 was not earned, but we estimated a contingent earnout of $1.5 million to be paid in 2023 based on 2022 forecasted revenues.

Stock Repurchase Program

In May 2019, we announced that our board of directors had approved a stock repurchase program (the "May 2019 Repurchase Program") for up to $15 million of our common stock. The shares could be repurchased from time to time in open market transactions, in privately negotiated transactions or by other methods in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The stock repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time.

During the nine months ended September 30, 2022, we repurchased 106,992 shares of our common stock at an average price of $28.81 per share for $3.1 million, utilizing the remaining balance available for repurchase under the May 2019 Stock Repurchase Program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

In November 2022, the board of directors approved a new stock repurchase program for up to $25.0 million of our common stock.

Credit Facility

On September 27, 2018, we entered into the Umpqua Credit Agreement for $10.0 million, which was amended in August 2020 to increase the size of our available loan facility to $20.0 million, which allows us to borrow up to $20.0 million under a revolving loan facility. The revolving loan facility is for general working capital purposes. We have utilized $5.0 million of our loan facility for a letter of credit related to a customer contract requirement. Our available loan facility as of September 30, 2022 was approximately $15.0 million.

Cash Flows

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table presents a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$10,069	$5,375
Investing activities	(13,668)	(5,662)
Financing activities	(2,331)	(2,641)
Net change in cash and cash equivalents	$(5,930)	$(2,928)

Operating Activities

Our net income (loss) and operating cash flows are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by operating activities increased $4.7 million for the nine months ended September 30, 2022 compared to net cash provided in the same period of 2021, primarily due to an increase of $7.6 million in deferred revenue and a $5.9 million increase in cash collected from customers, offset by a $6.2 million increase in payments for personnel costs, an increase of $1.3 million in commission expense, an increase of $0.8 million in legal expenses and an increase in other operating expenses of $0.5 million.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Investing activities used $13.7 million and $5.7 million in the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, this was primarily driven by the acquisition of Forensic Logic for $4.6 million as well as investments in property and equipment installed for new deployments and our solutions in customer coverage areas and investments in intangible and other assets of $9.1 million. Investing activities used $5.7 million in the nine months ended September 30, 2021 primarily for property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan purchases offset by payments for repurchases of our common stock and contingent earnout liabilities.

Financing activities used $2.3 million and $2.6 million in the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, this was driven by $3.1 million in payments for repurchases of our common stock, offset by $0.5 million in proceeds from our employee stock purchase plan purchases and $0.3 million in proceeds from the exercise of stock options. Financing activities used $2.6 million in cash during the nine months ended September 30, 2021. This was primarily driven by $3.6 million in payments for repurchases of our common stock and $0.4 million in payments for HunchLab’s contingent consideration, partially offset by $0.9 million in proceeds from the exercise of options and warrants and $0.5 million in proceeds from employee stock purchase plan purchases.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K and the notes to the audited consolidated financial statements appearing in our 2021 Annual Report on Form 10-K. For the significant or material changes in our critical accounting policies during the three months ended September 30, 2022, see Note 2, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the notes to our consolidated financial statements included in our 2021 Annual Report on Form 10-K for a summary of recently issued accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates and inflation.

There were no material changes in our market risk during the nine months ended September 30, 2022, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures about Market Risk section of our 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended (the “Exchange Act") Rules 13-a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2022, we completed the acquisition of Forensic Logic. We continue to integrate internal controls at Forensic Logic into our control structure. With the exception of these changes, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments had imposed restrictions, including work-from-home policies and travel bans. While some of these companies and jurisdictions had relaxed such restrictions, these restrictions may be put back in place. Although there has been improvement in case numbers there is still uncertainty surrounding the evolving COVID-19 pandemic, including the potential for periods of increases in case numbers in the future and the emergence and spread of virus variants in communities in which we and our customers operate, which may continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be adversely impacted for the remainder of 2022, including as a result of:

•
Delays in our ability to deploy new “go-live” miles attributable to company policies or customer policies designed to protect employee health and comply with government restrictions;
•
Greater funding challenges for our customer base, which may adversely affect customer contract renewals, expansion of existing customer deployments or new customer sales;
•
Possible disruption to our supply chain caused by distribution and other logistical issues, including delays in manufacturing chips used in our sensors which may further delay our ability to deploy new go-live miles or update our currently deployed technology;
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

We had net income in both 2020 and 2019; prior to that, we posted a net loss in each year since inception and we had a net loss of $4.4 million for the year ended December 31, 2021. We had net income of $7.4 million for the nine months ended September 30, 2022, and as of September 30, 2022 we had an accumulated deficit of $91.4 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

The COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, energy prices and recession fears, and any associated impact on economic conditions could also cause or exacerbate any of the foregoing. The occurrence of any of the foregoing would impede or delay our ability to maintain or increase the amount of revenues derived from these customers, which could have a material adverse effect on our business, operating results and financial condition.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not. During periods of economic uncertainty resulting from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, energy prices and recession fears, and any associated impact on economic conditions, these risks are more pronounced than usual, as government entities struggle with reduced levels of resources related to implications of such global events.

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

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter Respond customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our new products such as ShotSpotter Connect and ultimately ShotSpotter Investigate drives our ability to increase our revenues. Most of our ShotSpotter Respond customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate, or may even decline. During periods of economic uncertainty resulting from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our ShotSpotter solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers, particularly in challenging economic conditions we experience from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, energy prices and recession fears; our ability to expand ShotSpotter Investigate; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of ShotSpotter solutions by existing public safety customers or adding new customers, our revenues and growth prospects would suffer.

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

We are continually improving our security, compliance, and processes. Our general processes are based on the NIST-800-53 standard with some aspects also being controlled by CJIS. In the third quarter of 2022, an audit of our processes under a SOC2 Type 2 audit commenced. This audit is expected to be completed in the fourth quarter of 2022. These initiatives will require fiscal and time investments. Failure to obtain a SOC2 Type 2 audit report or to be compliant with the CJIS standard could adversely affect our reputation and sales, as well as the availability of our solutions in certain markets.

Additionally, events affecting our customers’ budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed. During periods of economic uncertainty resulting from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, interest rates, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine, terrorist attacks and infectious disease outbreaks, such as the COVID-19 pandemic, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

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

Part of our growth strategy depends on our ability to increase sales of our security and public safety solutions in markets outside of the United States. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer. During periods of economic uncertainty resulting from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual.

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

Furthermore, our reliance on wireless carriers may require updates to our technology, and making such updates could also result in interruptions in our service or increase our costs of operations. We may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, operating results and financial condition could be materially and adversely affected.

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

Any of our facilities or operations may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks, such as COVID-19, and power outages, which may render it difficult or impossible for us to operate our business for some period of time or decrease productivity. For example, our primary IRC and a data center that hosts some of our customer services are located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. In addition, like many companies, at the beginning of the COVID-19 pandemic, we implemented a work from home policy. We expect to work in a hybrid work model for the foreseeable future. This policy may negatively impact productivity of our employees.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”), which we increased to $20.0 million in August 2020 and which we intend to use for general working capital purposes, as needed. In September 2022, we obtained an extension of the term of the Umpqua Credit Agreement, originally set to expire in September 2022, through November 27, 2022, while we negotiate renewal terms. During the nine months ended September 30, 2022, we utilized $5.0 million of our loan facility for a letter of credit related to a customer contract requirement. Our available loan facility at September 30, 2022 was approximately $15.0 million, and as of September 30, 2022, no amounts were outstanding on our loan facility.

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

During the COVID-19 pandemic, this risk was more pronounced than usual, as our sales and marketing organization were unable to travel and meetings with our current and potential customers were more difficult to conduct.

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

As of September 30, 2022, we had federal net operating loss carryforwards (“NOLs”) of approximately $78.6 million, of which $73.7 million will begin to expire in 2027, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of September 30 2022, we also had state NOLs of approximately $50.0 million, which will expire, if not utilized, between 2022 through 2039. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of September 30, 2022 we had 41 issued patents directed to our technologies, 33 in the United States, four in the European Union, two in Brazil and one each in Israel and Mexico. The issued patents expire on various dates from 2022 to 2034. We also license one patent from a third party, which expires in 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

In May 2019, our board of directors adopted a stock repurchase program for up to $15 million of our common stock, all of which was utilized as of September 30, 2022. In November 2022, our board of directors approved a new stock repurchase program for up to $25 million. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

A list of exhibits is set forth below.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017
10.1	Third Amendment to Credit Agreement between Umpqua Bank and ShotSpotter Inc. dated May 19, 2022.					X
10.2	Fourth Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc. dated September 26, 2022.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

SHOTSPOTTER, INC.

Date: November 9, 2022	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: November 9, 2022	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer