Form 10-K
period 2022-12-31
SHOTSPOTTER, INC
filed 2023-03-14
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered independent public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a closing price of $26.91 per share of the Registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2022 was $246,884,476.

The number of shares of Registrant’s common stock outstanding as of March 7, 2023 was 12,266,468.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June, 21, 2023, are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2022.

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

Summary of Risk Factors

Investing in our common stock involves risks, including those discussed in the section titled “Risk Factors”. These risks include, among others:

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
•
We have not been profitable in the past and may not achieve or maintain profitability in the future.
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
•
The nature of our business may result in undesirable press coverage or other negative publicity, which could adversely affect our growth prospects and results of operations.
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
•
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These attacks could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
•
The COVID-19 pandemic has had a material adverse effect on our business, and may have an adverse effect on our business in the future.
•
Ongoing social unrest may result in a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.

PART I.

Item 1. BUSINESS

Overview

We bring the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions. As of December 31, 2022 we had approximately 250 customers and to date have worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes. Our Precision Policing Platform™ includes ShotSpotter Respond™, COPLINK X, ShotSpotter Investigate™, ShotSpotter GCM™, and ShotSpotter Connect®. Our security solutions include ShotSpotter SecureCampus® and ShotSpotter SiteSecure™.

Our flagship public safety solution, ShotSpotter Respond, is the leading outdoor gunshot detection, location and alerting system. ShotSpotter Investigate and ShotSpotter GCM (case management software to help produce courtroom-ready cases) and COPLINK X (an investigative lead search tool to accelerate crime solving) provide agencies with a cloud-based investigative digital case folder and analytical and collaboration tools to improve case closure rates. Our patrol management software, ShotSpotter Connect, uses artificial intelligence-driven analysis to help strategically plan directed patrols for maximum impact across a diverse set of crime types. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically smaller-scale deployments of ShotSpotter Respond vertically marketed to universities, corporate campuses, highways and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. In 2019, we created a technology innovation unit, ShotSpotter Labs, to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment.

As of December 31, 2022, ShotSpotter Respond, ShotSpotter SecureCampus and ShotSpotter SiteSecure had coverage areas under contract for over 1,060 square miles, of which 980 square miles had gone live. Coverage areas under contract for ShotSpotter Respond included over 151 cities and and coverage under contract for ShotSpotter SecureCampus and ShotSpotter SiteSecure included 19 campuses/sites across the United States, South Africa and the Bahamas, including some of the largest cities in the United States. Most of our revenues are attributable to customers based in the United States.

Since our founding 26 years ago, ShotSpotter has been and continues to be a purpose-led company. We are a mission-driven organization that is focused on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing them solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

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

Low Case Closure/Victim Resolution Problem

According to a report published by The Marshall Project in 2022, homicide clearance rates in the United States reached a 40-year low of less than 50% in 2021. Too many suspects do not face the consequences and are free to commit additional crimes while victims and their families suffer without closure. Police use a mix of manual, homegrown and limited function record management system ("RMS") modules for case management. To solve cases, detectives must access multiple, siloed sources of data with limited automation tools for analytical support or collaboration. We believe investigative case management can significantly benefit from greater automation to improve clearance rates and solves cases faster.

Our Vision

We see a world where data is converted into actionable intelligence thereby enabling police departments to implement modern 21st century policing practices. These practices can help police be more efficient directing law enforcement interventions toward the few that commit crimes and more effective in building community trust and engagement while co-producing public safety outcomes. We believe the ShotSpotter Precision Policing Suite of Solutions can be a valuable set of tools in implementing 21st century policing practices. Our precision policing solutions include ShotSpotter Respond, ShotSpotter Connect, ShotSpotter Investigate, ShotSpotter GCM, which launched in 2022, and COPLINK X which was introduced in 2022.

ShotSpotter Respond

ShotSpotter Respond, our acoustic gunshot detection technology serves cities and municipalities seeking to identify, locate and deter persistent, localized gun violence by incorporating a real-time gunshot detection system into their policing systems. ShotSpotter Respond is used by local police departments and a version of ShotSpotter Respond, branded as SiteSecure and SecureCampus is used by security personnel in the protection of critical assets such as colleges, universities and commercial campuses.

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

Our software sends validated gunfire data along with the audio of the triggering sound to our Incident Review Center (“IRC”) that has locations in Fremont, CA and Washington, D.C. where our trained incident review specialists are on duty 24 hours a day, seven days a week, 365 days a year to screen and confirm actual gunfire incidents. Our trained incident review specialists can supplement alerts with additional tactical information, such as the potential presence of multiple shooters or the use of high-capacity weapons. Gunshot incidents reviewed by our IRC result in alerts typically sent within approximately 45 seconds of the report of the gunfire incident.

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

All incidents not filtered out by our machine classifier algorithms are sent to the incident review specialists in our IRC for analysis and human classification. Incident notifications are sent when the incident is confirmed as gunfire by one of our incident review specialists and may include additional information that may be helpful to first responders, such as the possibility of multiple shooters or use of a high-capacity or fully automatic weapon. Alerts are delivered using push notifications to our mobile, desktop or browser applications and through email or SMS text messages. The time from a report of an outdoor trigger-pull to a notification being sent to our customers is typically 45 seconds or less.

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

The sensors do not have the ability to live stream audio. Sounds captured by the secure sensors are permanently deleted after 30 hours. When a sensor is triggered by an impulsive sound, the “incident” that is created includes a recording including no more than one second before the incident and one second after the incident. This audio snippet is preserved indefinitely for potential evidentiary use.

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

We typically design and deploy arrays of 10 to 25 sensors per square mile taking into consideration the unique acoustic environment in which we are deploying. The cumulative experience of deploying in various cities with different acoustic properties has provided a distinct advantage in tailoring our sensor arrays to perform at high levels. We have full telemetry to each sensor that provides detailed data to our system to monitor each sensor’s health and availability. Sensor firmware is maintained with over-the-air updates. Because we design our networks with a certain amount of redundancy to ensure durability, in our sensor arrays, multiple sensors can be offline at any given time without affecting the overall performance of the system.

Incident Review Centers- Classification

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

Our IRC operates primarily out of our principal facilities in Fremont, CA and Washington, D.C. and receives audio from incidents detected by our outdoor sensors regardless of where such incidents occur. Although our IRC normally operates from our offices, our trained personnel can perform IRC functions from any location that has a high-speed internet connection. During the COVID-19 pandemic, which continues worldwide, IRC personnel have performed their job function from our IRC facilities and/or remote locations.

Gunshot Detection Alerts

Our alerts are delivered in the following forms:

Real-Time Alerts

Our IRC sends real-time notifications of outdoor gunfire incidents to the ShotSpotter Dispatch application, which is specifically designed for emergency communications centers, dispatch centers, and other public safety answering points.

The ShotSpotter Respond alert received by the ShotSpotter Dispatch application includes a unique identification number (Respond ID number), a precise time and date of the gunfire (trigger time), approximate street address of the gunfire, number of shots and police district and beat identification. One of our incident review specialists may add other contextual information related to the incident such as the possibility of multiple shooters, high-capacity or fully automatic weapons and vehicles.

The 911 dispatcher may add their own notes relating to the incident in which case the notes are time- and date-stamped and indicate the operator’s identification. A comprehensive audit trail of all changes to the incident is maintained that includes the time the alert was received and acknowledged by the dispatcher. These data may be used to measure KPIs by dispatch personnel.

ShotSpotter Respond

We also offer a robust ShotSpotter Respond application for use by patrol officers and security personnel that is available on iPhone or Android mobile devices and computers installed in patrol vehicles and dispatch centers. This application allows field personnel to directly receive alerts of outdoor gunshots and related critical information. The alert includes a unique identification number (Respond ID number), a precise time and date of the gunfire (trigger time), nearest street address to the location of the gunfire, number of shots and police district and beat identification. One of our incident review specialists may add other contextual information related to the incident such as the possibility of multiple shooters, or high-capacity or fully automatic weapons. In addition, the dispatcher may add their own notes. The alert also includes an audio snippet of the incident.

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

Detailed Forensic Reports and Certified Expert Witness Services

As part of our solution, we offer Detailed Forensic Reports (“DFRs”). These provide investigators and attorneys with comprehensive, court-admissible analysis of a shooting incident, including the gunfire audio. We also offer expert witness testimony to introduce the forensic analysis of the DFRs at trial and to provide technical expertise regarding our technology. Our forensic employees have testified in over 250 cases throughout the United States. Our forensic analyses have survived dozens of challenges in numerous states, under both the Frye and Daubert standards of admissibility. The following is an example of a DFR.

Detailed Forensic Report:

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

8

ShotSpotter Respond Results and Benefits

•
Expedited Response to Gunfire. In 2022, we issued over 270,000 gunshot alerts to our customers. In areas where gun violence is persistent, we believe most gunshots are not otherwise reported. Even when calls are made, many callers are unable to provide a location of the gunshot or other relevant details. Human response time to unfolding violence often delays calls for several minutes in circumstances where response time can be critical. By contrast, our solutions typically alert emergency dispatch centers and field personnel within 45 seconds of the report of the gunfire incident and provide an exact location, enabling them to respond faster and to a specific location. The ability to respond more quickly increases the chances of apprehending the shooter and assisting victims of violence, in addition to aiding in evidence collection.
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

ShotSpotter Helps Save Lives

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

ShotSpotter Connect automates the planning of directed patrols for all serious crime data across an entire jurisdiction on a daily basis. With ShotSpotter Connect, analysts and supervisors review pre-generated directed patrol assignments that ensure officers are at the right place at the right time to maximize crime prevention while also guarding against over- and under-policing. Pre-patrol briefings provide situational awareness to officers and recommend patrol tactics, facilitating optimal outcomes even with limited staffing and resources.

ShotSpotter Connect uses AI-driven analysis to direct officers to patrol a location within their beat that is likely to have the highest risk for crime during their shift. A timer guides officers to patrol this area for a short period of time, often 15 minutes, to create a deterrent effect that can last for hours. ShotSpotter Connect collects time, place, and tactical data from all directed patrol sessions which can be analyzed to determine the impact on crime as well as provide a level of oversight that can be used to optimize future assignments, policies, and strategies.

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

Results and Benefits:

•
Directed patrol planning to maximize crime deterrence.
•
Non-enforcement tactics guidance by crime type.
•
Reports on officer activity for impact and accountability.
•
Better community engagement.

ShotSpotter Investigative Tools Portfolio

ShotSpotter’s investigative tools portfolio includes COPLINK X, ShotSpotter Investigate, and ShotSpotter GCM.

COPLINK X

COPLINK X is a powerful law enforcement search engine and information platform that enables law enforcement to search data from agencies across the United States using natural language speech terms and concepts. With COPLINK X, officers have instant access to information they need, enabling them to strike the right balance between crime reduction, community engagement, and personal safety. COPLINK X provides law enforcement with the abilities to:

•
Search through structured and unstructured data to obtain immediate tactical leads.
•
Access law enforcement data records from a centralized, user-friendly interface.
•
Leverage advanced link analysis to quickly detect relationships between people, places and events.
•
Link leads to reports, suspects and other entities.
•
Identify crime trends to make operational and resource decisions.

COPLINK X was added to our investigative tools portfolio in January 2022 through the acquisition of Forensic Logic, LLC ("Forensic Logic").

ShotSpotter Investigate

We acquired the CrimeCenter investigative case management solution in November 2020. We reconfigured and integrated the product to create the ability to use gunfire incident data from ShotSpotter Respond to populate cases automatically and launched the solution as ShotSpotter Investigate in July 2021.

The average homicide clearance rate in the United States is less than 50% in 2021, according to a report published by The Marshall Project in 2022. This means that in more than half the cases the suspect is not held accountable and is free to commit another crime while victims’ families don’t get closure. A low clearance rate is a self-perpetuating problem for a law enforcement agency. The problem starts when detectives can’t quickly close cases and clear up their case load, while they continue to catch new ones. Soon they are overloaded with cases and as they attempt to juggle a high caseload they get spread too thin and then leads start to slip through the cracks and the opportunity to solve the case diminishes. In the longer term, this can create a moral problem within the investigative arm of the agency and they are exposed to losing experienced detectives. This exacerbates the low clearance rates meaning victims are denied justice and the mistrust of law enforcement increases.

The most common tools that departments use to manage, track and solve cases range from purely manual to homegrown to limited function RMS modules or a mix of these. These approaches lack robust collaboration features, have poor data security features and the inability for supervisors to track case progress. We believe there is an opportunity to bring a complete digital case management solution to the market to help improve clearance rates of all crime types and accelerate solvability under the ShotSpotter brand and sell to both our installed base and new potential customers, such as prisons.

ShotSpotter Investigate provides a complete case management solution for detectives and supervisors in local, state and federal law enforcement agencies. It has been used by the New York Police Department for years at scale by thousands of officers as an on-premise solution. The solution provides:

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
•
Analytical and Collaboration Tools. The ability to have the system automatically show linkages between people, property, and places can identify connections more quickly and help solve cases faster. Collaboration tools make investigators aware when new relevant evidence is submitted for the same or unrelated cases, and able to more easily communicate on a case across a police department or other city agency such as the district attorney’s office.
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

ShotSpotter GCM (Gun Crime Management)

ShotSpotter GCM is a first-of-its-kind digital case management solution that focuses specifically on gun crime and was launched in June 2022. This is a new offering subset of ShotSpotter Investigate focused on gun violence. The solution automates the process by which key information is inputted, captured and used to identify associated gun crime cases leading to the identification of persons of interest. The solution also supports streamlined collaboration and generation of operational insights that we believe enables detectives and investigative supervisors to solve gun crime more efficiently and effectively.

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

Based on data from the Federal Bureau of Investigation's (the “FBI”) 2018 Uniform Crime Report, we estimate that the domestic market for our public safety solution consists of the approximately 1,400 cities that had four or more homicides per 100,000 residents in 2016. The Uniform Crime Report includes information reported directly to the FBI by 18,000 city, university and college, county, state, tribal and federal law enforcement agencies. We believe that four or more homicides per 100,000 residents represents a significant gun violence problem. We estimate that a customer in this market could invest an average of approximately $400,000 per year for ShotSpotter Respond. In 2021, we also started focusing on smaller cities that may not be included in the 1,400 cities list and expect this could add another several hundred potential customers. We believe these smaller cities could invest an average of approximately $50,000 to $100,000 per year for ShotSpotter Respond.

Based on data made available by the National Center for Education Statistics and the Federal Aviation Administration, we believe that the domestic market for our security solutions includes approximately 5,000 college campuses and airports. We estimate that, on average, a customer in this market could invest approximately

$50,000-$75,000 per year for one of our security solutions. In addition, we believe that there exists a broader market for our security solutions that include, primarily the outdoor areas of college campuses and airports outside of the United States as well as large corporate campuses, train stations and other highly-trafficked areas worldwide. In 2021, we started to focus on commercial opportunities, initially targeting certain major companies and their associated locations, such as their corporate offices and potentially even parking areas for major “big-box” retailers. Investments by customers in this market for our security solutions continue to be evaluated but could be similar or even greater than those made by our larger city customers.

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

We believe there is demand for ShotSpotter Connect both within our existing ShotSpotter Respond customer base and within a broader set of police departments that are not ShotSpotter customers today. We estimate that the market for our ShotSpotter Connect solution includes up to 1,500 cities, based on cities that have a population above 25,000 people. We expect that, on average, a customer could invest approximately $50,000-$100,000 per year for our ShotSpotter Connect solution. We expect that ShotSpotter Connect may also be needed by potential international customers as well, who could invest over $100,000 per year for the solution.

We believe there is demand for a robust tool that would empower law enforcement agencies to solve more crime and close more cases. Every law enforcement agency has the duty and mandate to document and investigate alleged crimes in order to hold perpetrators accountable and provide resolution for victims. Unfortunately, the options to do this in a digitized and automated way are generally lacking. We believe ShotSpotter Investigate offers the most complete investigative case management solution on the market that has been proven to be effective with one of the leading law enforcement agencies in the country. We estimate the market for our solution consists of over nearly 3,000 local, state and federal agencies in the United States and potentially thousands internationally. We expect that, on average, United States customers could invest approximately $100,000 per year for our ShotSpotter Investigate solution and international customers could invest approximately $500,000 per year.

Our Growth Strategy

We intend to drive growth in our business by continuing to build on our position and brand as the leading provider of outdoor gunshot detection, location and alerting solutions. We also plan to leverage our large and growing installed base of customers with high net promoter attributes that consider ShotSpotter a trusted partner, to grow adoption of our newer products ShotSpotter Connect, ShotSpotter Investigate, ShotSpotter GCM and COPLINK X not only within the installed base, but outside of it. Key elements of our strategy include:

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
•
Expand ShotSpotter Respond Revenue within Our Existing Customer Base. As customers realize the benefits of our solutions, we believe that we have a significant opportunity to increase the lifetime value of our customer relationships by expanding coverage within their communities through a “land and expand” strategy. For example, of our ShotSpotter Respond customers, approximately 43% have expanded their coverage areas from their original deployment areas by an average of almost nine square miles as of December 31, 2022. Our overall revenue retention rate was 124% for 2022, 125% for 2021 and was 107% for 2020.

•
Expand Our International Footprint. With only two currently deployed ShotSpotter Respond customers outside of the United States in South Africa and the Bahamas, we believe that we have a significant opportunity to expand internationally. We estimate that the market outside the United States for our public safety solutions includes approximately 200 cities in Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. In addition, we believe that there is a market for our security solution, ShotSpotter Connect and ShotSpotter Investigate outside the United States. We intend to increase our investment in our international product, sales and marketing efforts to penetrate new geographies over the coming years.
•
Drive Additional Revenue per Customer with the Development or Acquisition of New Products and Services. We are transforming the company from a domestic acoustic gunshot detection company to a global precision policing technology solutions company. We evaluate opportunities to develop or acquire complementary products and services. For example, our acquisition of HunchLab in 2018, renamed ShotSpotter Connect, provides an opportunity to increase our revenue per customer with a related and value-added technology that helps deter crime through strategically planned patrols. Our 2020 acquisition of LEEDS, LLC ("LEEDS") provided entry into a comprehensive investigative case management solution, with our ShotSpotter Investigate solution. Our 2022 acquisition of Forensic Logic added investigative lead generation and search and analysis technology to our investigative tools portfolio. Our current approach is to leverage trusted relationships with current customers to drive initial adoption and increase revenue and lifetime value per customer.
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
•
Grow Our Security Business. We have developed our ShotSpotter SecureCampus solution for universities and other educational institutions. We have also developed ShotSpotter SiteSecure for customers such as corporations trying to safeguard their employees, customers, brand and profits, and public agencies focused on protecting citizens on highways. As of December 31, 2022, we had 19 ShotSpotter SecureCampus and ShotSpotter SiteSecure customers. While we will still plan to sell to educational institutions, we are shifting our primary focus to highways and certain commercial customers.

ShotSpotter Labs

ShotSpotter Labs houses our advanced technology efforts to adapt and extend our commercial technology to address significant wildlife and environmental issues. Our current focus is on combating rhino poaching in Kruger National Park, South Africa and blast fishing that threatens coral reefs and food security in Southeast Asia. We have been able to collect revenues from philanthropic entities to cover direct and indirect costs. Innovations have made their way back into our commercial business such as the development of a solar-powered sensor from the Kruger deployment; that technology is similar to those now being used for our freeway deployment.

The use of guns to poach rhinos is a significant environmental concern in Africa where the horn of a single rhino can be worth hundreds of thousands of dollars. In the vast expanse of Kruger National Park, most poaching incidents go undetected with carcasses found days or weeks after the fact. The problem is particularly acute in that due to cumulative impact of years of poaching the rhino population is on the tipping point of becoming extinct as a species. ShotSpotter Labs is deployed in 100 square kilometers of inside the Intensified Protection Zone (IPZ) where 60% of the world's remaining rhinos live.

Since the introduction of ShotSpotter Labs to detect and locate gunfire incidents and alert park rangers in less than 60 seconds with precise location accuracy, there have been multiple poacher apprehensions of some of the more prolific and notorious poaching syndicates within the coverage area. The ShotSpotter impact has been measurable with a 58% reduction in the number of rhinos killed due to an estimated 50%+ interception rate within the ShotSpotter coverage area.

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

Customer Revenue Model

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure are typically sold on a subscription basis, each with a customized deployment plan. ShotSpotter Connect, ShotSpotter Investigate, ShotSpotter GCM and COPLINK X are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. As of December 31, 2022, we had ShotSpotter Respond, Shotspotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract of over 1,060 square miles in the aggregate, of which 980 miles have gone live. Coverage areas under contract for ShotSpotter Respond included over 151 cities and coverage areas under contract for ShotSpotter SecureCampus and ShotSpotter SiteSecure included 19 campuses/sites across the United States, South Africa and the Bahamas, including some of the largest cities in the United States. For the year ended December 31, 2022, our two largest customers, the City of New York and the City of Chicago accounted for 30% and 10% of our revenues, respectively. For the year ended December 31, 2021, our two largest customers, the City of New York and the City of Chicago accounted for 28% and 14% of our revenues, respectively. For the year ended December 31, 2020, our two largest customers, the City of Chicago and the City of New York accounted for 18% and 15% of our revenues, respectively. Delivery of ShotSpotter Investigate in the City of New York will add additional professional services requirements and revenue.

Go-To-Market

We sell our solutions through our direct sales teams, and starting in 2022, two reseller organizations. Our sales teams focus on both new customer acquisition, customer renewal, add-on sales, and coverage expansion. Our sales team identifies communities with the opportunity to benefit from our solutions, communicates with key stakeholders, navigates the challenges associated with our customers’ complex funding and procurement cycles, and establishes a foundation for a successful customer relationship. In addition, our sales team works with customers to identify and procure funds from alternate sources, including state and federal government grants. The two reseller organizations focus on COPLINK X sales efforts and university security sales. Our security solutions sales efforts focus primarily on highways, and corporate campuses, national retailers, and in some cases, stadiums, arenas, and venues supporting large groups of employees and/or patrons. We intend to continue to invest in building a global sales organization as we further penetrate the market for ShotSpotter Respond and expand the customer base for our security solutions.

Marketing

Our marketing function has several focus areas, with demand generation being the largest investment. It is designed to drive a new and qualified pipeline for each product in our Precision Policing Platform. The program consists of a series of targeted email, digital and offline campaigns to key personas in prospective agencies, as well as influencers, to drive interest in our suite of products. This effort is supplemented by content marketing to target search engine keywords that buyers are using to raise the ranking of relevant digital content the company is now producing in greater quantities to educate them on our products. The awareness efforts are supported by a team of sales development representatives who make outbound calls to further drive interest and qualify leads. Conversions from marketing leads to sales qualified opportunities continue to increase as the team has gained more experience and tested various approaches. The demand generation efforts are tracked and measured with a robust marketing technology automation platform.

In general, due to the high visibility of shootings, the media’s interest in covering them, and ShotSpotter’s key role in alerting police for a quick response to these events to save lives, we benefit from significant broadcast, online and print press that is generated at little to no cost. Members of the media have access to a self-serve, comprehensive media kit to easily capture video and photos that depict the service and its benefits in a compelling fashion to enhance broadcast TV segments and print/online articles. This exposure creates awareness for our solutions and lends credibility to our market leadership position. In 2021, we expanded our strategic communications capacity in response to false assertions made by certain media outlets and other organizations about our gunshot detection product.

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

Research and Development

We focus our research and development efforts on enhancing our advanced signal processing and classification algorithms, updating our sensor hardware technology, reducing manufacturing costs, developing mobile, web and desktop applications, evolving our cloud-deployed back-end infrastructure and integration with “smart cities” initiatives. ShotSpotter Connect crime forecasting uses machine learning and has led to additional investment in data science resources. As of December 31, 2022, we had 56 employees in our research and development organization. In addition, we engage in research and development activities with manufacturing partners and outsource certain activities to engineering firms to further supplement our internal team.

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

ShotSpotter SiteSecure and ShotSpotter SecureCampus Competitors

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

COPLINK X competitors

COPLINK X has a few direct competitors and also competes with a few alternative approaches to develop investigative leads. Direct competitors include Lexis Nexis Accurint Virtual Crime Center, Peregrine, and Finder Software Solutions. Alternative approaches to law enforcement data sharing include federal government-built applications like the FBI's National Data Exchange ("N-DEx") System, and the Navy’s NCIS Law Enforcement Information Exchange ("LInX"). Both of these platforms are available to U.S. law enforcement agencies at little to no cost. An additional alternative to develop investigative leads is using the law enforcement agency's existing Record Management System ("RMS") search function. We believe COPLINK X is uniquely positioned due to its comprehensive and regularly enhanced features and functions, and our large private Criminal Justice Information Standard data set which we believe to be the largest available. Further, COPLINK X is integrated with the Thomson Reuters CLEARTM platform for CLEAR and COPLINK X subscribers, allowing access to billions of additional public data records in a seamless experience.

ShotSpotter GCM Competitors

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

As of December 31, 2022, we had 38 issued patents, 31 in the United States, two in Brazil, and one each in Israel, Mexico, the United Kingdom, France and Germany.

The issued patents expire on various dates from 2023 to 2034. We also license one patent from a third party, which expires in 2023.

We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms.

Facilities

Our principal facilities consist of office space for our corporate headquarters in Fremont, California, as of December 31, 2022. We also have offices in Washington, D.C., Walnut Creek, California and Tucson, Arizona.

We lease our facilities and do not own any real property. We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that should it be needed, suitable additional space will be available to accommodate expansion of our operations. Although most of our employees operate from our offices, normally they can perform their functions from any location. In response to the COVID-19 pandemic, most of our personnel have performed their job function entirely from home.

Human Capital

Our values encourage us to be genuine, innovative, engaged and exceptional. They are built on the foundation that our people and the way we treat one another promote creativity, innovation and productivity, which spur the Company’s success. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and competitive pay and benefits to support our employees’ well-being, and to foster the growth and development of all employees. As of December 31, 2022, we employed 213 people, all of whom were based in the United States. Our total attrition rate in 2022 was less than 18%, we have not experienced work stoppages, and we believe our employee relations are good. We have been designated a Great Place to Work® Company for the last five years.

Diversity, Equity and Inclusion

Our vision is to advance diversity, equity and inclusion across the company. We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 31, 2022, women represented 32% of our employees, and underrepresented minorities, defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races, represented 44% of our employees.

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

Board Composition and Refreshment

As stated in our Corporate Governance Guidelines, our board of directors values diversity and recognizes the importance of having unique and complementary backgrounds and perspectives in the board room. Our board of directors endeavors to bring together diverse skills, professional experience, perspectives, age, race, ethnicity, gender, and cultural backgrounds that reflect our customer base and the citizens served by our customers, and to guide us in a way that reflects the best interests of all of our stockholders. There are currently seven members on our board of directors. As of December 31, 2022, 43% of our board members were women and 71% of our board members were from underrepresented communities.

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

Corporate Information

We were formed as ShotSpotter, Inc., a California corporation, in 2001 and reincorporated as ShotSpotter, Inc., a Delaware corporation, in 2004. We have also done business as “SST” pursuant to a registered trade name.

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

ShotSpotter, the ShotSpotter logo, ShotSpotter RespondTM, ShotSpotter SecureCampusTM, ShotSpotter SiteSecureTM, ShotSpotter Connect®, ShotSpotter InvestigateTM, ShotSpotter GCMTM, COPLINK X, ShotSpotter Labs and other trade names, trademarks or service marks of ShotSpotter appearing in this Annual Report on Form 10-K are the property of ShotSpotter, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

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
•
maintain our competitive and technology leadership position; and
•
manage our business successfully through macroeconomic pressures, such as inflation and rising interest rates, and any resulting impact on economic conditions, including conditions impacting the availability of funding for our public safety solution.

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
•
fluctuations in our effective tax rate;
•
the concentration of our revenue in a small number of large contracts with the potential for fluctuations and delays; and
•
general economic factors, such as inflation and rising interest rates, political conditions, both domestically and internationally, and continuing effects of the COVID-19 pandemic.

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

We have not been profitable in the past and may not achieve or maintain profitability in the future.

We had a net income of $6.4 million for the year ended December 31, 2022 and as of December 31, 2022, we had an accumulated deficit of $92.4 million. Although we posted net income in 2019 and 2020 as well, we had a net loss in 2021 and we had net losses prior to 2019. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•
higher costs to procure the sensors required for our solutions due to supply chain pressures;
•
sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•
research and development related to our solutions, including investments in our engineering and technical teams;
•
acquisition of complementary technologies or businesses, such as our acquisition of HunchLab technology in October 2018, our acquisition of LEEDS in November 2020 and our acquisition of Forensic Logic in January 2022;
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

The COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions could also cause or exacerbate any of the foregoing. The occurrence of any of the foregoing would impede or delay our ability to maintain or increase the amount of revenues derived from these customers, which could have a material adverse effect on our business, operating results and financial condition.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not. During periods of economic uncertainty resulting from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, these risks are more pronounced than usual, as government entities struggle with reduced levels of resources related to implications of such global events.

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

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter Respond customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our new products such as ShotSpotter Connect and ultimately ShotSpotter Investigate drives our ability to increase our revenues. Most of our ShotSpotter Respond customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate, or may even decline. During periods of economic uncertainty resulting from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our ShotSpotter solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers, particularly in challenging economic conditions we anticipate from the COVID-19 pandemic; geopolitical developments and other macroeconomic pressures as described above; our ability to expand ShotSpotter Investigate; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of ShotSpotter solutions by existing public safety customers or adding new customers, our revenues and growth prospects would suffer.

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

We are continually improving our security, compliance, and processes. Our general processes are based on the NIST-800-53 standard with some aspects also being controlled by CJIS. In the third quarter of 2022, an audit of our processes under a SOC2 Type 2 audit commenced. This audit was completed in the fourth quarter of 2022. These initiatives require fiscal and time investments. Failure to obtain a SOC2 Type 2 audit report or to be compliant with the CJIS standard could adversely affect our reputation and sales, as well as the availability of our solutions in certain markets.

Additionally, events affecting our customers’ budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed. During periods of economic uncertainty resulting from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Federal stimulus funding or earnings as a result of the COVID-19 pandemic had been provided; however, we do not know whether additional stimulus funding will be made available to our existing or potential customers, and many state and local governments anticipate budget shortfalls without additional funding. Further, the allocation of and prioritization of stimulus funds or earnings is uncertain and may change. There is no guarantee that additional funding will be made available to fund our solutions.

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

The nature of our business may result in undesirable press coverage or other negative publicity, which could adversely affect our growth prospects and results of operations.

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

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor market shortages, inflation, interest rates, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine, terrorist attacks, climate change and infectious disease outbreaks, such as the COVID-19 pandemic, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

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

We may be adversely affected by ongoing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” or increases in such unrest that may occur in the future, and such unrest may be exacerbated by inaccurate information or negative publicity regarding our solutions. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the “problem” which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

Strategic and Operational Risks

If we are unable to sell our solutions into new markets, our revenues may not grow.

Part of our growth strategy depends on our ability to increase sales of our security and public safety solutions in markets outside of the United States. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer. During periods of economic uncertainty resulting from the COVID-19 pandemic, geopolitical developments such as the conflict between Ukraine and Russia and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual.

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

Furthermore, our reliance on wireless carriers may require updates to our technology and making such updates could also result in interruptions in our service or increase our costs of operations. We may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions or customer preferences, our business, operating results and financial condition could be materially and adversely affected.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”) and in November 2022, we amended the Umpqua Credit Agreement to, among other things, extend the maturity date from November 27, 2022 to October 15, 2024, increase the revolving credit commitment from $20.0 million to $25.0 million and increase the letter of credit sub-facility from $6.0 million to $7.5 million. During the year ended December 31, 2022, we utilized $5.0 million of the letter of credit sub-facility related to a customer contract requirement. We had no amounts outstanding as of December 31, 2022.

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

We currently use third-party data center hosting facilities to host certain components of our solutions. Our operations depend, in part, on our third-party providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or communications failures, cyber incidents, criminal acts and similar events. In the event that any of our third-party facility arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience service interruptions in our solutions as well as delays and additional expenses in arranging new facilities and services. The COVID-19 pandemic and people continuing to work from home may increase the likelihood of service interruptions or cyber incidents at these data center hosting facilities. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, cyber incidents or other performance problems with our solutions could harm our reputation.

Any damage to, or failure of, the systems of the communications providers with whom our data center provider contracts could result in interruptions to our solutions. The occurrence of spikes in usage volume, natural disasters, cyber incidents, acts of terrorism, vandalism or sabotage, closure of a facility without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our services. Problems faced by these network providers, or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our customers. The COVID-19 pandemic and people continuing to work from home may increase the likelihood of these problems with such network providers and their capacity allocation systems. Interruptions in our services might cause us to issue refunds to customers and subject us to potential liability.

Further, our insurance policies may not adequately compensate us for any losses that we may incur in the event of damage or interruption, and therefore the occurrence of any of the foregoing could subject us to liability, cause us to issue credits to customers or cause customers not to renew their subscriptions for our applications, any of which could materially adversely affect our business.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, our solutions may be perceived as not being secure, our customers may be harmed and we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

Our operations involve the collection, receipt, store, storage processing, generation, use, transfer, disclosure, protection, disposal of, transmission, and sharing (collectively, “processing”) of proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets and other sensitive information such as gunfire incident data, including date, time, address and GPS coordinates, occurring in our customer’s coverage area (collectively, “sensitive information”). Additionally, our systems read, write, store and transfer information from third parties including criminal justice information. Access to some of this data is contingent on complying with federal and applicable state security policies, which requires background checks, the use of encryption and compliance with other information security policies.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase generally, and are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, and supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our systems and data at risk and could in turn have an adverse effect on our business. In addition, such a violation could expose sensitive data including; criminal justice information, and other data we are contractually obliged to keep confidential. The COVID-19 pandemic may increase the likelihood of such cyber incidents. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because such techniques change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to customer data or other sensitive information. Further, because of the nature of the services that we provide to our customers, we may be a unique target for attacks. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our solutions.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. For example, many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal information. In addition, some of our customers contractually require notification of any data security incident.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our solutions, deter new customers from using our solutions, and negatively impact our ability to grow and operate our business. Furthermore, security incidents experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity and significant costs. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. Further, the costs of compliance with notification laws and contractual obligations may be significant and any requirement that we provide such notifications as a result of an actual or alleged compromise could have a material and adverse effect on our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security incidents.

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage would be adequate or would otherwise protect us from liabilities or damages with respect to claims alleging compromise or loss of data, or that such coverage will continue to be available on acceptable terms or at all, or that such coverage will pay future claims.

We rely on the cooperation of customers and third parties to permit us to install our ShotSpotter sensors on their facilities, and failure to obtain these rights could increase our costs or limit the effectiveness of our ShotSpotter Respond solution.

Our ShotSpotter Respond solution requires us to deploy ShotSpotter sensors in our customer coverage areas, which typically entails the installation of approximately 15 to 25 sensors per square mile. The ShotSpotter sensors are mounted on city facilities and third-party buildings, and occasionally on city or utility-owned light poles, and installing the sensors requires the consent of the property owners, which can be time-consuming to obtain and can delay deployment. Generally, we do not pay a site license fee in order to install our sensors, and our contractual agreements with these facility owners provide them the right to revoke permission to use their facility with notice of generally 60 days.

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

If we lose our ability to share a significant agency’s dataset in our COPLINK X platform, our ability to sell that product may be adversely affected.

Agencies typically share their private CJIS data sets with us through subscription agreements. If we lose access to their data sets because of a technical problem, such as a ransomware attack, or other issues that arise through no fault of our own that makes that data set inaccessible, this may result in the loss of a customer to a competitor, subscriptions not being renewed and may make it more difficult to sell COPLINK X in that geographic region and to the federal market.

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

Legal and Regulatory Risks

We and our use of outdoor acoustic sensors, are subject to stringent and evolving laws, governmental regulation contractual obligations, policies and other legal obligations, particularly related to privacy, data protection and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences. Compliance with such laws could impair our efforts to maintain and expand our customer base, and thereby decrease our revenues.

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

In the ordinary course of business, we process sensitive information, including data collected by our sensors as described above, as well as other sensitive information including personal data, proprietary and confidential business data, trade secrets, and intellectual property. Accordingly, our data processing activities are subject to a variety of data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security and restrictions on audio monitoring and the collection, use, storage and disclosure of personal information. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws).

Various states have adopted and others are considering proposals for comprehensive privacy laws and regulations. While these laws vary, they generally require companies to implement privacy policies and security measures, permit users to access, correct and delete personal information, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.

For example, California enacted the California Consumer Privacy Act of 2018 ("CCPA"), that applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 ("CPRA") expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and creating a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal data. Many countries are also beginning to impose or increase restrictions on the transfer of personal information to other countries. Data protection restrictions in these countries may limit the services we can offer in them, which in turn may limit demand for our services in such countries. Additionally, we may be required, under various privacy laws and other obligations, to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

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

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

As of December 31, 2022, we had federal net operating loss carryforwards (“NOLs”) of approximately $67.1 million, of which $62.2 million will begin to expire in 2028, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of December 31, 2022, we also had state NOLs of approximately $43.8 million, which began expiring in 2022. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of December 31, 2022, we had 38 issued patents directed to our technologies, 31 in the United States, two in Brazil, one each in Israel, Mexico, the United Kingdom, France and Germany. The issued patents expire on various dates from 2023 to 2034. We also license one patent from a third party, which expires in 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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
•
the impact of the COVID-19 pandemic and other macroeconomic pressures;
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

In November 2022, our board of directors approved a new stock repurchase program for up to $25 million of our common stock, none of which was utilized as of December 31, 2022. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

Our principal facilities consist of office space for our corporate headquarters in Fremont, California. We also have offices in Washington D.C., Newark, New Jersey, Walnut Creek, California and Tucson, Arizona.

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

On March 7 2023, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $36.45 per share. As of March 7, 2023, we had approximately 61 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We did not repurchase any common stock during the quarter ended December 31, 2022.

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

Overview

We bring the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions. As of December 31, 2022 we had approximately 250 customers and to date have worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes. Our Precision Policing Platform™ includes ShotSpotter Respond™, COPLINK X, ShotSpotter Investigate™, ShotSpotter GCM™, and ShotSpotter Connect®. Our security solutions include ShotSpotter SecureCampus® and ShotSpotter SiteSecure™.

Our flagship public safety solution, ShotSpotter Respond, is the leading outdoor gunshot detection, location and alerting system. ShotSpotter Investigate and ShotSpotter GCM (case management software to help produce courtroom-ready cases) and COPLINK X (an investigative lead search tool to accelerate crime solving) provide agencies with a cloud-based investigative digital case folder and analytical and collaboration tools to improve case closure rates. Our patrol management software, ShotSpotter Connect, uses artificial intelligence-driven analysis to help strategically plan directed patrols for maximum impact across a diverse set of crime types. Our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically smaller-scale deployments of ShotSpotter Respond vertically marketed to universities, corporate campuses, highways and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. In 2019, we created a technology innovation unit, ShotSpotter Labs, to expand our efforts supporting innovative uses of our technology to help protect wildlife and the environment.

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

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus, ShotSpotter SiteSecure, and ShotSpotter Investigate are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution, ShotSpotter GCM, an offering of ShotSpotter Investigate focused on gun violence, and COPLINK X are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. As of December 31, 2022, we had ShotSpotter Respond, ShotSpotter SecureCampus and ShotSpotter SiteSecure coverage areas under contract for over 1,060 square miles, of which 980 square miles had gone live. Coverage areas under contract for ShotSpotter Respond included over 151 cities and coverage areas under contract for ShotSpotter SecureCampus and ShotSpotter SiteSecure included 19 campuses/sites across the United States, South Africa and the Bahamas, including some of the largest cities in the United States. Most of our revenues are attributable to customers based in the United States.

While we intend to continue to devote resources to increase sales of our solutions, we expect that revenues from ShotSpotter Respond will continue to comprise a majority of our revenues for the foreseeable future. ShotSpotter Labs projects are generally conducted in coordination with a sponsoring charitable organization and may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, ShotSpotter Labs projects will normally produce gross margins significantly lower than most of our other solutions. Additionally, in early 2021, we added new pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

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

In January 2022, we acquired Forensic Logic, a leading provider of cloud-based data services to U.S. law enforcement and public safety to enable powering the industry's most advanced search and analysis technology. We believe combining lead generation from Forensic Logic with our ShotSpotter Investigate case management solution, and utilizing COPLINK X, can accelerate crime solving solutions and improve clearance rates.

Since our founding over 26 years ago, ShotSpotter has been and continues to be a purpose-led company. We are a mission-driven organization that focuses on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful, and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

We enter into subscription agreements that typically range from one to three years in duration. Substantially all of our sales are to governmental agencies and universities, which often undertake a prolonged contract evaluation process that affects the size or the timing of our sales contracts and may likewise increase our customer acquisition costs.

We rely on a limited number of suppliers and contract manufacturers to produce components of our solutions. We have no long-term contracts with these manufacturers and purchases from them are generally on a purchase order basis. Although we use a limited number of suppliers and contract manufacturers, we believe that we could find alternate suppliers or manufacturers if circumstances required us to do so, in part because a portion of the components required by our solutions are available off the shelf.

We generated revenues of $81.0 million, $58.2 million and $45.7 million for the years ended December 31, 2022, 2021, and 2020, respectively, representing year-over-year increases of 39% and 27%. For the years ended December 31, 2022, 2021, and 2020, revenues from ShotSpotter Respond represented approximately 69%, 82% and 94% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago each accounted for 30% and 10%, respectively, of our total revenues for the year ended December 31, 2022. The City of New York and the City of Chicago each accounted for 28% and 14%, respectively, of our total revenues for the year ended December 31, 2021. The City of Chicago and the City of New York each accounted for 18% and 15%, respectively, of our total revenues for the year ended December 31, 2020. Substantially all of our revenues for the years ended December 31, 2022, 2021, and 2020 were derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands).

We had net income of $6.4 million for the year ended December 31, 2022, net loss of $4.4 million for the year ended December 31, 2021, and net income of $1.2 million for the year ended December 31, 2020. Our accumulated deficit was $92.4 million and $98.8 million as of December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, the fair value of the contingent consideration that we recorded in connection with our acquisition of Forensic Logic, was decreased by $9.2 million, based upon revised estimated 2022 and 2023 revenue targets that were utilized in our fair value methodology. The most significant change in the calculation used to estimate the contingent consideration was the timing of approval of contracts by a small number of significant potential customers.

We have focused on rapidly growing our business and believe that our future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence, and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive and time-consuming, the fact that our typical sales cycle is often very long and difficult to estimate accurately and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

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

Key Business Metrics

	December 31,
	2022	2021
Revenue retention rate	124%	125%
Sales and marketing spend per $1.00 of new annualized contract value	$0.40	$0.37
Net new "go-live" square miles	102	101
Net new "go-live" cities	16	11
Annual recurring revenue (in millions)	$79.7	$63.2

Revenue Retention Rate

We calculate our revenue retention rate annually by dividing the (a) total revenues for such year from those customers who were customers during the corresponding prior year by (b) the total revenues from all customers in the corresponding prior year. For the purposes of calculating our revenue retention rate, we count as customers all entities with which we had contracts in the applicable year. Revenue retention rate for any given period does not include revenues attributable to customers first acquired during such period. We focus on our revenue retention rate because we believe that this metric provides insight into revenues related to and retention of existing customers. If our revenue retention rate for a year exceeds 100%, as it did in the years presented above, this indicates a low churn and means that the revenues retained during the year, including from customer expansions, more than offset the revenues that we lost from customers that did not renew their contracts during the year. As further evidence of our low churn, since transitioning our public safety business to the ShotSpotter Respond model in 2011, we have added over 120 new ShotSpotter Respond customers, but only 16 customers have terminated service, two of which were terminated due to hurricane damage in 2017, and both Puerto Rico and U.S. Virgin Islands returned as customers before the end of 2020. We expect to contract with five more former customers in 2023.

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

We calculate our annual recurring revenue for a year based on the expected GAAP revenue for the year from contracts that are in effect on January 1st of such year, assuming all such contracts that are due for renewal during the year renew as expected on or near their renewal date, and including contracts executed during the year after January 1st, but for which GAAP revenue recognition starts January 1st of the year.

Components of Results of Operations

Revenues

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Both of our security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, as well as ShotSpotter Investigate are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution, ShotSpotter GCM and COPLINK X are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city.

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

We also generate revenues through the sale to a single customer of (i) a software license for our proprietary software technology and related maintenance and support services and (ii) professional software development services through a sales channel intermediary. The sales channel intermediary contract includes a renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders.

For ShotSpotter Respond, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. For ShotSpotter SecureCampus, ShotSpotter SiteSecure and COPLINK X, we generally invoice customers 100% of the total contract value when the subscription service is operational, which is often soon after contract execution. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter.

For ShotSpotter Respond, our pricing model is based on a per-square-mile basis. For ShotSpotter SecureCampus, ShotSpotter SiteSecure and ShotSpotter Investigate, our pricing model is on a customized-site basis. For ShotSpotter Connect, ShotSpotter GCM and COPLINK X, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. We may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

With the acquisition of Forensic Logic, we also generate revenues from subscriptions of COPLINK X, cloud-based data services for advanced search and analysis tools. We also provide access to this technology platform to an intermediary to either be resold or combined with their own materials, software and/or services, to create an integrated solution that is provided to their end-user customers. We recognize this revenue net of margins paid to the intermediary. We recently introduced ShotSpotter GCM, an offering of ShotSpotter Investigate focused on gun violence, and a first-of-its-kind digital case management solution that automates the process by which key information is input, captured and used to identify associated gun crime cases leading to the identification of persons of interest. We generate revenues from subscriptions for ShotSpotter GCM, with revenue recognition being similar to our Respond and COPLINK X products.

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

Impairment of property and equipment is primarily attributable to our write-off of the remaining book value of sensor networks related to customers lost.

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

The cost of revenues for ShotSpotter GCM and COPLINK X is generally related to employee compensation costs and datacenter hosting services, both of which are relatively fixed.

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

Sales and marketing expense will increase in the near-term in absolute dollars as we continue to grow our organization and may fluctuate from quarter to quarter based on the timing of commission expense, marketing campaigns and tradeshows.

Research and Development

Research and development expenses primarily consist of personnel-related costs, consulting fees and allocated overhead. We have devoted our product development efforts primarily to develop new lower-cost sensor hardware, develop new features, improve functionality of our solutions and adapt to new technologies or changes to existing technologies.

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

In the near term, we expect our research and development expenses to increase in absolute dollars and as a percentage of revenues as we increase our research and development headcount to further strengthen our software and invest in the development of our services.

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

In the near term, we expect our general and administrative expenses to increase in absolute dollars as we grow our business and increase our headcount. However, general and administrative expense in the first half of 2023 may be slightly lower than the comparable period in 2022 due to expected lower legal costs related to litigation that ended in 2022.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration primarily consists of increases or decreases in our contingent consideration liabilities that were recorded following our acquisition of Forensic Logic and LEEDS. The change reflects revised revenue targets for LEEDS and Forensic Logic that were utilized in the fair value methodology to estimate the contingent liability for earnouts.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2022 and 2021 (in thousands):

		As a % of		As a % of	Change
	2022	Revenues	2021	Revenues	$	%
Revenues	$81,003	100%	$58,155	100%	$22,848	39%
Costs
Cost of revenues	34,218	42%	25,611	44%	8,607	34%
Impairment of property and equipment	—	—	25	—	(25)	(100%)
Total costs	34,218	42%	25,636	44%	8,582	33%
Gross profit	46,785	58%	32,519	56%	14,266	44%
Operating expenses:
Sales and marketing	22,416	28%	15,479	27%	6,937	45%
Research and development	10,026	12%	7,035	12%	2,991	43%
General and administrative	15,750	19%	12,744	22%	3,006	24%
Change in fair value of contingent consideration	(9,154)	(11%)	1,330	2%	(10,484)	(788%)
Total operating expenses	39,038	48%	36,588	63%	2,450	7%
Operating income (loss)	7,747	10%	(4,069)	(7%)	11,816	290%
Other expense, net	(195)	0%	(306)	(1%)	111	(36%)
Provision for income taxes	1,167	1%	56	0%	1,111	1,984%
Net income (loss)	$6,385	8%	$(4,431)	(8%)	$10,816	244%

Revenues

The increase of $22.8 million was primarily attributable to an $8.1 million increase in revenues from new customers and expansions of existing customer coverage areas, an $8.1 million increase in revenue from monthly support revenue contracts, and a $6.6 million increase in revenues from Forensic Logic, which was acquired in the first quarter of 2022. We went live with 102 net new square miles during the year ended December 31, 2022.

Costs

The increase in costs of $8.6 million was due primarily to a $5.1 million increase in product costs due to the increase in our customer base, the acquisition of Forensic Logic and 3G upgrades, a $1.6 million increase in personnel costs as a result of increased headcount, a $0.6 million increase in amortization of intangibles following our acquisition of Forensic Logic, an increase of $0.6 million in other costs, an increase of $0.4 million in third-party labor costs and an increase of $0.3 million in travel costs relating to customer deployments.

Gross Profit

Gross profit as a percentage of revenues increased compared with the prior year primarily as a result of our incurring costs in the fourth quarter of 2021 for which revenue was recognized in the first quarter of 2022 due to a delayed contract amendment.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense increased by $6.9 million and was primarily due to a $3.1 million increase in personnel costs, a $1.6 million increase in consulting and commission expenses, a $1.1 million increase in amortization of customer relationship and tradename assets related to Forensic Logic, a $0.6 million increase in travel expenses due to continued growth in our customer base, a $0.3 million increase in marketing and a $0.2 million increase in other costs.

Research and Development Expense

Research and development expense increased by $3.0 million and was primarily due to increased personnel and headcount costs resulting from the Forensic Logic acquisition.

General and Administrative Expense

General and administrative expense increased by $3.0 million and was primarily due to a $2.3 million increase in personnel costs, a $0.2 million increase in office and occupancy costs, a $0.1 million increase in travel costs, a $0.2 million increase in amortization of intangible assets and a $0.2 million increase in other costs.

Change in Fair Value of Contingent Consideration

We had a $9.2 million decrease in the fair value of the contingent consideration liability associated with our Forensic Logic acquisition during the year ended December 31, 2022, based upon revised estimated 2022 and 2023 revenue projections that were utilized in our fair value calculation methodology, due to contract delays by a small number of significant customers. The contingent consideration liability related to LEEDS increased by $1.3 million during the year ended December 31, 2021 as the estimated 2022 LEEDS revenue projections indicated the full earnout requirement would be met.

Other Income (Expense), Net

Other income (expense) did not increase materially compared with the prior year.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. Our provision for income taxes increased by $1.1 million primarily as a result of the reduction in the fair value of contingent consideration in the year ended December 31, 2022, which created an indefinite-lived deferred tax liability subject to offset by indefinite lived tax assets (NOLs), but not completely offset, as well as state taxes payable for states without the ability to offset amounts due by net operating losses.

Comparison of the Years Ended December 31, 2021 and 2020

For discussion of our 2021 results and a comparison with 2020 results please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on March 29, 2022 (the "2021 Form 10-K").

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $10.5 million as of December 31, 2022. We also have a $25.0 million credit facility available and a letter of credit sub-facility of $7.5 million, of which $5.0 million has been utilized for a letter of credit. No amounts were outstanding as of December 31, 2022.

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

Use of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, and cash used in investing activities, such as property and equipment expenditures to install infrastructure in customer cities in order to deliver our solutions. Our expected material cash requirements are similar to our historical uses of cash as well as in connection with earnout payment obligations, our stock repurchase program and repayment of any outstanding debt obligations under our credit facility, each as described below.

In January 2022, we acquired Forensic Logic for purchase consideration of $31.6 million, consisting of $4.9 million in cash, subject to working capital adjustments, 464,540 shares of our common stock that were were valued at $14.3 million at the time of the acquisition. The purchase consideration also included an earnout of up to $20.0 million payable in cash based on Forensic Logic's revenues generated during the years ended December 31, 2022 and 2023. The earnout for 2022 was not earned, so no amounts will be paid in respect of this earnout in 2023. Up to $10.5 million in earnout will be payable based on Forensic Logic’s revenues generated during 2023. Any earned amounts are payable within approximately 120 days after the end of 2023.

In November 2020, we completed the acquisition of LEEDS for purchase consideration of $21.6 million in cash, subject to working capital adjustments, and the issuance of 63,901 shares of ShotSpotter common stock that were valued at $2.0 million at the time of the acquisition. The purchase consideration also included an earnout payable based on LEEDS’ revenues generated during the years ended December 31, 2021 and 2022. The earnout for 2021 was not earned, so no amounts were paid in respect of this earnout in 2022. Based on 2022 LEEDS revenues, the 2022 earnout of $1.5 million was earned, which was paid during the first quarter of 2023.

Stock Repurchase Program

In May 2019, our board of directors approved a stock repurchase program for up to $15 million of our common stock. During the year ended December 31, 2022, we repurchased 106,992 shares of our common stock at an average price of $28.81 per share for $3.1 million and used up the remaining balance under the May 2019 stock repurchase program in the third quarter ended September 30, 2022. During the year ended December 31, 2021, we repurchased 95,151 shares of our common stock at an average price of $37.82 per share for $3.6 million. These repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

In November 2022, our board of directors approved a new stock repurchase program for up to $25.0 million of the our common stock. The shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or by other methods in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The stock repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time.

Credit Facility

On September 27, 2018, we entered into the Umpqua Credit Agreement for $10.0 million, which was amended in August 2020 and November 2022 to increase the size of our available loan facility to $25.0 million, which allows us to borrow up to $25.0 million under a revolving loan facility and increase the letter of credit sub-facility to $7.5 million. During the year ended December 31, 2022, we utilized $5.0 million of the letter of credit sub-facility related to a customer contract requirement. We intend to use the revolving loan facility for general working capital purposes.

Cash Flows

Comparison of Years Ended December 31, 2022 and 2021

The following table presents a summary of our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$12,184	$9,822
Investing activities	(15,539)	(7,884)
Financing activities	(1,749)	(2,266)
Net change in cash and cash equivalents	$(5,104)	$(328)

As of December 31, 2022 and 2021, $0.9 million and $1.0 million in cash was held by our consolidated foreign subsidiaries, respectively.

Operating Activities

Our net income (loss) and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by operating activities increased $1.9 million in the year ended December 31, 2022 compared to net cash provided in the same period of 2021, primarily due to an increase of $9.5 million in deferred revenue and a $6.5 million increase in cash collected from customers, offset by a $8.7 million increase in cash paid for personnel costs, an increase of $1.9 million in cash paid for commission expense, an increase in cash paid for other operating expenses of $1.3 million, an increase of $1.1 million in cash paid for consulting and third-party service providers expense and an increase in cash paid of $1.1 million for travel expenses.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investments in intangible assets and business acquisitions.

Investing activities used $15.1 million and $7.9 million in the years ended December 31, 2022 and 2021, respectively. We completed our acquisition of Forensic Logic for approximately $4.6 million in cash, net of $0.3 million cash acquired at closing during the year ended December 31, 2022.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and warrants and proceeds from the employee stock purchase plan (“ESPP”) purchases, offset by payments for repurchases of our common stock and debt issuance and financing costs.

Financing activities used $1.7 million in cash during the year ended December 31, 2022. This was primarily due to $3.1 million in payments for repurchases of our common stock, partially offset by approximately $0.6 million in proceeds from the exercise of stock options and $0.8 million in proceeds from ESPP purchases.

Financing activities used $2.3 million in cash during the year ended December 31, 2021. This was primarily due to $3.6 million in payments for repurchases of our common stock and $0.4 million in payments for contingent consideration, partially offset by $0.9 million in proceeds from the exercise of stock options and $0.8 million in proceeds from ESPP purchases.

Comparison of the Years Ended December 31, 2021 and 2020

A discussion of changes in our cash flows from the year ended December 31, 2020 to the year ended December 31, 2021 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 2021 Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any relationships, material commitments or obligations with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Estimates and Policies

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

Revenue Recognition

Revenue Recognition

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. Our security solutions, ShotSpotter SecureCampus, ShotSpotter SiteSecure, ShotSpotter Investigate, ShotSpotter GCM and COPLINK X are typically sold on a subscription basis, each with a customized deployment plan. Our ShotSpotter Connect solution is also sold on a subscription basis.

We generate substantially all of our revenues from the sale of ShotSpotter Respond subscription services, in which gunshot data generated by company-owned sensors and software is sold to our customers through a cloud-based hosting application for a specified contract period. Typically, the initial contract period is one to three years in length. The subscription contract is generally noncancelable without cause and these service arrangements do not provide the customer with the right to take possession of the hardware or software supporting the subscription service at any time. A small portion of our revenues are generated from the delivery of setup services to install company-owned sensors in the customer’s coverage area and other services including training and licenses to integrate with third-party applications.

We generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. We generally invoice subscription service renewals for 100% of the total contract value when the renewal contract is executed. For the public safety solution, the pricing model is based on a per-square-mile basis. For security solutions, the pricing model is on a customized-site basis. For case management and search engine solutions, the pricing model is currently customized, generally tied to the number of sworn police officers in a particular city. As a result of the process for invoicing contracts and renewals upon execution, cash flows from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

Revenue Recognition – Software License, Maintenance and Support, and Professional Services

We also generate revenues from the sale of (i) a software license and related maintenance and support services of our proprietary software technology, ShotSpotter Investigate and (ii) professional software development services to a single customer, through a sales channel intermediary. We have been serving this customer for more than ten years. The sales channel intermediary contract includes an annual, renewable license for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders

We recognize revenue from the license of our software license and related maintenance and support services revenues upon the satisfaction of performance obligations. We determined that the term-based software license should be combined with the maintenance and support services as a single performance obligation. The nature of the maintenance and support services, inclusive of our obligation to provide additional, unspecified software functionality over the license term, in allowing this single customer to be flexible in utilizing the customized software to respond to the changing regulatory environment, are critical to the customer’s ability to derive benefit and value from the license. Contractually, we provide continuous access to the software, maintenance and support services, helpdesk and technical support over the contract term, hence a time-elapsed method is used to recognize revenue. Revenues from the software license and maintenance and support services are recognized ratably over the term of the contract because our obligation to provide the license and related support services is uniform over the license term. We generally invoice for these services a month in arrears. If a customer does not renew prior to the contract term expiring, we stop recognizing subscription revenues at the end of the current contract term, even though services may continue to be provided for a period of time until the renewal process is completed. Once the renewal is complete, we recognize the revenues for the period between the expiration of the original contract term and the completion of the renewal process in the month in which the renewal is executed.

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

Gross Versus Net Presentation

Our single software license and related service agreement, ShotSpotter Investigate, was facilitated through a sales channel intermediary. We present the total value of the billings to the customer as revenue (or gross) and that portion of the billings to the customer retained by the sales channel intermediary as a sales cost which is included in sales and marketing in the accompanying statement of operations, as we have determined that we are the principal in the arrangement. Our conclusion is based on our role in controlling the goods and services consumed by the end-customer throughout the license term or development life cycle, combined with our control over the price charged to the end-user for such goods and services, and the inability of the sales channel intermediary to direct or control the services provided to the customer. The fees paid to the sales channel intermediary are expensed as incurred as it relates to a period of performance of one year, and the sales channel intermediary is paid the same rate of commission on any license term renewals or additional professional services that are sold to the customer.

Stock-Based Compensation

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

Business Acquisitions

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

Goodwill

Goodwill represents the excess of amounts paid over the fair value of net assets acquired from a business acquisition. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units and determination of the fair value of each reporting unit. We have concluded there is only one reporting unit for purposes of performing the goodwill impairment test. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, and may include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted-average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. We performed our annual test for goodwill impairment as of October 1, 2022 and concluded that no impairment charge was necessary.

Income Taxes

We account for income taxes under the asset and liability approach. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and deferred tax liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize the tax benefit for an uncertain tax position when it meets the more likely than not threshold for recognition.

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for or release of a valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income.

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

We had cash and cash equivalents of $10.5 million as of December 31, 2022, which consists entirely of bank deposits.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally the South African Rand. Movements in foreign currencies in which we transact business could significantly affect future net earnings. However, if the average value of the South African Rand had been 10% higher relative to the U.S. dollar during 2022, 2021 or 2020, it would not have resulted in a significant impact to our results of operations for the years ended December 31, 2022, 2021 or 2020. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ShotSpotter, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ShotSpotter, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Forensic Logic, LLC Acquisition - Fair Value of Intangible Assets

As discussed in Note 2 to the consolidated financial statements, on January 3, 2022, the Company completed the acquisition of 100% of the membership interests in Forensic Logic, LLC. The Company accounted for the Forensic Logic, LLC acquisition as a business combination. The Company allocated a portion of the purchase price to an acquired software technology and customer relationship, which were assigned acquisition-date fair values of $7.1 million and $8.0 million, respectively.

We identified the fair value of the software technology and customer relationship associated with the acquisition as a critical audit matter. A high degree of subjective auditor judgment was involved in evaluating certain inputs to the relief from royalty and multi-period excess earnings methods used to determine the fair value acquired of the software technology and the customer relationships. The key input used in the relief from royalty method was the royalty rate. The key input used in the multi-period excess earnings method was the attrition assumption. There was limited observable market information and the calculated fair values of these intangible assets was sensitive to changes in these key inputs.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included substantively testing, with the assistance of firm personnel with expertise in the application of fair value and valuation methodologies, the appropriateness of the inputs used in management’s process for determining the fair value of the identifiable intangibles, which included the following procedures:

•
Obtained management’s purchase price allocation detailing fair values assigned to the acquired tangible and intangible assets and purchase consideration.
•
Obtained the valuation report prepared by a valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired identifiable intangible assets. We reviewed the qualifications of the specialist and tested the key inputs in the valuation methods.
•
Utilized an internal valuation specialist to assist the engagement team in evaluating: the methodologies used and whether they were appropriate for determining the fair value of the assets acquired and whether such methodologies were being applied correctly, the appropriateness of the royalty rate and the attrition assumption used by independently calculating the amounts based on comparable guideline companies, comparable rates for market participants and other transactions.
•
Evaluated the Company’s forecasted future cash flows for the acquired assets by reviewing historical results and obtaining audit evidence for future expected customer growth as well as the reasonableness of other key assumptions used by management.
•
Performed inquiries of personnel at Forensic Logic, LLC that were highly involved in the development of the forecasts to evaluate the reasonableness of revenue and margin forecasts.

Forensic Logic, LLC Acquisition - Contingent Consideration

As discussed in Note 2 to the consolidated financial statements, on January 3, 2022, the Company completed the acquisition of 100% of the membership interests in Forensic Logic, LLC. The Company accounted for the Forensic Logic, LLC acquisition as a business combination. The acquisition included contingent consideration, which had an acquisition fair value of $12.4 million.

We identified the determination of the fair value of the contingent consideration as a critical audit matter. A high degree of subjective auditor judgment was involved in evaluating certain inputs to the Monte Carlo simulation used to determine the fair value of the contingent consideration. The key inputs used in the Monte Carlo simulation were the revenue discount rate, revenue volatility and payment discount rate. There was limited observable market information and the calculated fair value of the contingent consideration was sensitive to changes in these key inputs.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included substantively testing, with the assistance of firm personnel with expertise in the application of fair value and valuation methodologies, the appropriateness of the inputs used in management’s process for determining the fair value of the identifiable contingent consideration, which included the following procedures:

•
Obtained management’s purchase price allocation detailing fair values assigned to the acquired tangible and intangible assets and purchase consideration.

•
Obtained the valuation report prepared by a valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired identifiable intangible assets. We reviewed the qualifications of the specialist and tested the key inputs in the valuation methods.
•
Utilized an internal valuation specialist to assist the engagement team in evaluating: the methodologies used and whether they were appropriate for determining the fair value of the assets acquired and whether such methodologies were being applied correctly, the appropriateness of the revenue discount rate, revenue volatility, payment discount rate, royalty rate and attrition assumption used by independently calculating the amounts based on comparable guideline companies, comparable rates for market participants and also other transactions.
•
Evaluated the Company’s forecasted revenue for the acquired business by reviewing historical results and obtaining audit evidence for future expected customer growth as well as the reasonableness of other key assumptions used by management.
•
Performed inquiries of personnel at Forensic Logic, LLC that were highly involved in the development of the forecasts to evaluate the reasonableness of revenue and margin forecasts.

Baker Tilly US, LLP

We have served as the Company's auditor since 2016.

Minneapolis, Minnesota

March 14, 2023

ShotSpotter, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$10,479	$15,636
Accounts receivable and contract asset, net	30,957	16,134
Prepaid expenses and other current assets	3,225	2,504
Total current assets	44,661	34,274
Property and equipment, net	21,988	17,409
Operating lease right-of-use assets	3,240	2,323
Goodwill	22,971	2,816
Intangible assets, net	27,318	13,564
Other assets	2,570	1,918
Total assets	$122,748	$72,304
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,633	$1,587
Deferred revenue, short-term	41,907	26,235
Accrued expenses and other current liabilities	9,965	6,680
Total current liabilities	53,505	34,502
Deferred revenue, long-term	1,813	474
Deferred tax liability, long-term	685	—
Other liabilities	5,800	3,513
Total liabilities	61,803	38,489
Commitments and contingencies (Note 18)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,243,929 and 11,703,430 shares issued and outstanding as of December 31, 2022 and 2021, respectively	62	58
Additional paid-in capital	153,573	132,780
Accumulated deficit	(92,400)	(98,785)
Accumulated other comprehensive loss	(290)	(238)
Total stockholders' equity	60,945	33,815
Total liabilities and stockholders' equity	$122,748	$72,304

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues	$81,003	$58,155	$45,734
Costs
Cost of revenues	34,218	25,611	18,525
Impairment of property and equipment	—	25	234
Total costs	34,218	25,636	18,759
Gross profit	46,785	32,519	26,975

Operating expenses
Sales and marketing	22,416	15,479	10,328
Research and development	10,026	7,035	5,614
General and administrative	15,750	12,744	9,740
Change in fair value of contingent consideration	(9,154)	1,330	—
Total operating expenses	39,038	36,588	25,682
Operating income (loss)	7,747	(4,069)	1,293
Other expense, net
Interest income, net	45	38	113
Other expense, net	(240)	(344)	(271)
Total other income (expense), net	(195)	(306)	(158)
Income (loss) before income taxes	7,552	(4,375)	1,135
Provision (benefit) for income taxes	1,167	56	(90)
Net income (loss)	$6,385	$(4,431)	$1,225
Net income (loss) per share, basic	$0.52	$(0.38)	$0.11
Net income (loss) per share, diluted	$0.52	$(0.38)	$0.10
Weighted-average shares used in computing net income (loss) per share, basic	12,171,609	11,647,558	11,408,757
Weighted-average shares used in computing net income (loss) per share, diluted	12,317,707	11,647,558	11,730,294

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$6,385	$(4,431)	$1,225
Other comprehensive loss:
Change in foreign currency translation adjustment, net of taxes	(52)	(68)	(36)
Comprehensive income (loss)	$6,333	$(4,499)	$1,189

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Par Value	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2019	11,314,150	57	122,907	(95,579)	(134)	27,251
Exercise of stock options	96,456	1	313	—	—	314
Issuance of common stock in connection with exercise of warrants	46,939	—	—	—	—	—
Repurchase of common stock	(74,520)	—	(1,615)	—	—	(1,615)
Issuance of common stock from ESPP purchases	37,102	—	704	—	—	704
Vesting of RSUs	54,970	—	—	—	—	—
Issuance of common stock from acquisition	63,901	—	2,000	—	—	2,000
Stock-based compensation	—	—	4,462	—	—	4,462
Foreign currency translation loss	—	—	—	—	(36)	(36)
Net income	—	—	—	1,225	—	1,225
Balance at December 31, 2020	11,538,998	58	128,771	(94,354)	(170)	34,305
Exercise of stock options	97,702	—	898	—	—	898
Issuance of common stock in connection with exercise of warrants	50,716	—	8	—	—	8
Repurchase of common stock	(95,151)	—	(3,601)	—	—	(3,601)
Issuance of common stock from ESPP purchases	30,193	—	832	—	—	832
Vesting of RSUs	80,972	—	—	—	—	—
Stock-based compensation	—	—	5,872	—	—	5,872
Foreign currency translation loss	—	—	—	—	(68)	(68)
Net loss	—	—	—	(4,431)	—	(4,431)
Balance at December 31, 2021	11,703,430	58	132,780	(98,785)	(238)	33,815
Exercise of stock options	41,819	1	537	—	—	538
Repurchase of common stock	(106,992)	—	(3,084)	—	—	(3,084)
Issuance of common stock from ESPP purchases	33,161	—	797	—	—	797
Vesting of RSUs	107,971	—	—	—	—	—
Issuance of common stock from acquisition	464,540	3	14,263	—	—	14,266
Stock-based compensation	—	—	8,280	—	—	8,280
Foreign currency translation loss	—	—	—	—	(52)	(52)
Net income	—	—	—	6,385	—	6,385
Balance at December 31, 2022	12,243,929	$62	$153,573	$(92,400)	$(290)	$60,945

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,385	$(4,431)	$1,225
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	6,400	5,795	5,399
Amortization of intangible assets	2,799	1,032	187
Impairment of property and equipment	—	25	234
Stock-based compensation	8,282	5,872	4,462
Change in fair value of contingent consideration	(9,154)	1,330	—
Deferred taxes	685	—	—
Loss on disposal of property and equipment	—	—	3
Provision for accounts receivable	(74)	—	74
Changes in operating assets and liabilities:
Accounts receivable and contract asset	(14,530)	(3,213)	1,953
Prepaid expenses and other assets	(1,168)	(673)	(321)
Accounts payable	(18)	354	(190)
Accrued expenses and other current liabilities	947	1,588	575
Deferred revenue	11,630	2,143	(2,392)
Net cash provided by operating activities	12,184	9,822	11,209
Cash flows from investing activities:
Purchase of property and equipment	(10,915)	(7,840)	(4,059)
Investment in intangible and other assets	(6)	(59)	(72)
Business acquisition, net of cash acquired	(4,618)	15	(14,627)
Net cash used in investing activities	(15,539)	(7,884)	(18,758)
Cash flows from financing activities:
Payment of contingent consideration liability	—	(403)	(347)
Payment of line of credit costs	—	—	(12)
Proceeds from exercise of stock options	538	898	314
Repurchases of common stock	(3,084)	(3,601)	(1,615)
Proceeds from exercise of warrants	—	8	—
Proceeds from employee stock purchase plan	797	832	704
Net cash used in financing activities	(1,749)	(2,266)	(956)
Change in cash, cash equivalents and restricted cash	(5,104)	(328)	(8,505)
Effect of exchange rate on cash and cash equivalents	(53)	(79)	(2)
Cash, cash equivalents and restricted cash at beginning of year	15,636	16,043	24,550
Cash, cash equivalents and restricted cash at end of year	$10,479	$15,636	$16,043

Supplemental cash flow disclosures:
Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$404	$563	$522
Estimated fair value of contingent consideration for business combination at closing	$12,400	$—	$170
Fair value of common stock issued as consideration for business acquisition	$14,266	$—	$2,000

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

ShotSpotter, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions. As of December 31, 2022 we had approximately 250 customers and to date have worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes. Our Precision Policing Platform™ includes ShotSpotter Respond™, COPLINK X, ShotSpotter Investigate™, ShotSpotter GCM™, and ShotSpotter Connect®. Our security solutions include ShotSpotter SecureCampus® and ShotSpotter SiteSecure™.

The Company’s flagship public safety solution, ShotSpotter Respond, is the leading outdoor gunshot detection, location and alerting system. ShotSpotter Investigate and ShotSpotter GCM (case management software to help produce courtroom-ready cases) and COPLINK X (an investigative lead search tool to accelerate crime solving) provide agencies with a cloud-based investigative digital case folder and analytical and collaboration tools to improve case closure rates. The Company's patrol management software, ShotSpotter Connect, uses artificial intelligence-driven analysis to help strategically plan directed patrols for maximum impact across a diverse set of crime types. The Company's security solutions, ShotSpotter SecureCampus and ShotSpotter SiteSecure, are typically smaller-scale deployments of ShotSpotter Respond vertically marketed to universities, corporate campuses, highways and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. In 2019, the Company created a technology innovation unit, ShotSpotter Labs, to expand its efforts supporting innovative uses of its technology to help protect wildlife and the environment.

The Company’s principal executive offices are located in Fremont, California. The Company has five wholly-owned subsidiaries globally.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2022, but are not necessarily indicative of the results of operations or cash flows to be anticipated for any future period.

The consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated during consolidation.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including the valuation of accounts receivable, the lives and realization of tangible and intangible assets and goodwill, contingent consideration liabilities, stock-based compensation expense, customer life, revenue recognition, contingent liabilities related to legal matters, and income taxes including deferred taxes and any related valuation allowance. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

Revenue Recognition – Subscription Services

The Company generates annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis. The Company's security solutions, ShotSpotter SecureCampus, ShotSpotter SiteSecure, ShotSpotter Investigate, ShotSpotter GCM and COPLINK X are typically sold on a subscription basis, each with a customized deployment plan. ShotSpotter's Connect solution is also sold on a subscription basis.

The Company generates a majority of its revenues from the sale of Respond subscription services, in which gunshot data generated by Company-owned sensors and software is sold to customers through a cloud-based hosting application for a specified contract period. Typically, the initial contract period is one to three years in length. The subscription contract is generally noncancelable without cause. Generally, these service arrangements do not provide the customer with the right to take possession of the hardware or software supporting the subscription service at any time. A small portion of the Company’s revenues are generated from the delivery of setup services to install Company-owned sensors in the customer’s coverage area and other services including training and a license to integrate with third-party applications.

For ShotSpotter Respond, the Company generally invoices customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. For ShotSpotter SecureCampus, ShotSpotter SiteSecure and COPLINK X, the Company generally invoices subscription service renewals for 100% of the total contract value when the renewal contract is executed. All fees billed in advance of services being delivered are recorded as deferred revenue.

For ShotSpotter Respond, the pricing model is based on a per-square-mile basis. For ShotSpotter SecureCampus, ShotSpotter SiteSecure and ShotSpotter Investigate, the pricing model is on a customized-site basis. For ShotSpotter Connect, ShotSpotter GCM and COPLINK X, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. The Company may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of the process for invoicing contracts and renewals upon execution, cash flows from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

Revenues from subscription services are recognized ratably, on a straight-line basis, over the term of the subscription. Revenues from material rights are recognized ratably over the period in which they are determined to provide a material right to the customer, which is generally the longer of the estimated customer life or contract, which is typically three years. Revenues from training and third-party integration license fees are recognized upon delivery which generally occurs when the subscription service is operational and ready to go live.

Subscription renewal fees are recognized ratably over the term of the renewal, which is typically one year. While most customers elect to renew their agreements, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to expiration. For these customers, the Company stops recognizing subscription revenues at the end of the current contract term, even though services may continue to be provided for a period of time until the renewal process is completed. Once the renewal is complete, the Company recognizes subscription revenues for the period between the expiration of the original term of the agreement and the completion of the renewal process in the month in which the renewal is executed. If a customer declines to renew its subscription, then the remaining fees from material rights, if any, are immediately recognized.

The Company capitalizes certain incremental costs of obtaining a contract, which includes sales commissions, based on the first-year fee upon booking of a new contract. These capitalized commissions are amortized on a straight-line basis over the customer life, which is determined to be five years. As there are not commensurate commissions earned on renewals of the subscription services, the Company recognizes the commissions as expense when the renewal invoice is paid instead of capitalizing them. Amortization of capitalized commissions is included in sales and marketing expense and was $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Revenue Recognition – Software License, Maintenance and Support, and Professional Services

The Company also generates revenues from the sale of (i) a software license and related maintenance and support services to ShotSpotter Investigate, its proprietary software technology, and (ii) professional software development services to a single customer, through a sales channel intermediary. The Company has been serving this customer for more than ten years. The sales channel intermediary contract includes a renewable license for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders.

The Company recognizes revenue from the license of its software license and related maintenance and support services revenues upon the satisfaction of performance obligations. The Company determined that the term-based software license should be combined with the maintenance and support services as a single performance obligation. The nature of the maintenance and support services, inclusive of the Company’s obligation to provide additional, unspecified software functionality over the license term, allows this single customer to be flexible in utilizing the customized software to respond to its changing regulatory environment, and is critical to the customer’s ability to derive benefit and value from the license. Revenues from amounts allocated to the single performance obligation consisting of the software license and maintenance and support services are recognized ratably over the term of the contract because the Company’s obligation to provide the license and related support services is both continuous and uniform over the license term. The Company generally invoices for these services on a monthly basis in arrears. If a customer does not renew prior to the contract term expiring, the Company stops recognizing subscription revenues at the end of the current contract term, even though services may continue to be provided for a period of time until the renewal process is completed. Once the renewal is complete, the Company recognizes the revenues for the period between the expiration of the original contract term and the completion of the renewal process in the month in which the renewal is executed.

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

Gross Versus Net Presentation

The Company’s single software license on premise instance and related maintenance and support service agreement was facilitated through a sales channel intermediary. The Company presents the total value of the billings to the end-user as revenue (or gross) and that portion of the billings to the customer retained by the sales channel intermediary as a sales cost which is included in sales and marketing in the accompanying statement of operations, as the Company determined that it is the principal in the arrangement. The Company’s conclusion is based on its role in controlling the goods and services consumed by the end-customer throughout the license term or development life cycle, combined with its control over the price charged to the end-user for such goods and services, and the inability of the sales channel intermediary to direct or control the services provided to the customer. The fees paid to the sales channel intermediary are expensed as incurred as it relates to a period of performance of one year, and the sales channel intermediary is paid the same rate of commission on any license term renewals or additional professional services that are sold to the customer.

Costs

Costs include the cost of revenues and charges for impairment of property and equipment. Cost of revenues primarily include depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting the Company's service application, costs related to operating its Incident Review Center (the “IRC”), providing remote and on-site customer support and maintenance and forensic services, personnel and related costs of operations, stock-based compensation and allocated overhead, which includes information technology, facility and equipment depreciation costs. The Company expenses all costs as incurred for services that are not recoverable under an enforceable contract.

Advertising and Public Relations Costs

Advertising and public relations costs are expensed as incurred. Advertising and public relations costs were $1.5 million, $1.3 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were included in sales and marketing expense in the consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred and consisted primarily of salaries and benefits, consultant fees, certain facilities costs, and other direct costs associated with the continued development of the Company’s solutions.

Product development costs are expensed as incurred until technological feasibility has been established, which the Company defines as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company has determined that technological feasibility for its software products is reached shortly before they are released for sale. Costs incurred after technological feasibility is established are not significant, and accordingly the Company expenses all research and development costs when incurred. The Company capitalizes the cost of technology acquired through a business combination based on the fair value of the assets acquired.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with an original maturity of three months or less.

At December 31, 2022 and 2021, the Company’s cash and cash equivalents consisted of cash deposited in financial institutions.

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

Accounts Receivable and Contract Asset, net

Accounts receivable, net consist of trade accounts receivables from the Company’s customers, net of allowance for doubtful accounts if deemed necessary, and are recorded at the invoiced amount. Accounts receivable also consists of trade accounts receivables (net of any commissions) from the sales channel intermediary through which the Company provides software license, maintenance and support, and professional services. The Company does not require collateral or other security for accounts receivable. Contract asset consists of revenues recognized in advance of invoicing the customer for amounts that the Company has the right to invoice. The Company does not charge interest on accounts receivable that are past due.

The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for doubtful accounts based on the Company’s historical experience. At December 31, 2022 and 2021, the Company had a provision against accounts receivable of $0 and $74,000, respectively. If a receivable is deemed by the Company to be uncollectible, the Company will write off the receivable to bad debt expense.

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at two domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation ("FDIC") and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2022, the Company had $9.5 million and $6,000 on hand with each domestic financial institution for which only $250,000 is insured under FDIC limits.

Concentration of Accounts Receivable and Contract Asset — At December 31, 2022, two customers accounted for 23% and 17%, respectively, of the Company’s total accounts receivable. At December 31, 2021, one customer accounted for 65%, of the Company’s total accounts receivable.

Concentration of Revenues — For the year ended December 31, 2022, two customers accounted for 30% and 10%, respectively, of the Company’s revenues. For the year ended December 31, 2021, two customers accounted for 28% and 14%, respectively, of the Company’s revenues. For the year ended December 31, 2020, two customers accounted for 18% and 15%, respectively, of the Company’s revenues.

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

Goodwill

Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. Goodwill is tested for impairment at the reporting unit level (the Company has one reporting segment and tests at the company level) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company operates as one reportable segment. It performed its annual test for goodwill impairment as of October 1, 2022 and concluded that no goodwill impairment charge was necessary. Since inception through December 31, 2022, the Company has not recorded any goodwill impairment.

Intangible Assets

Intangible assets consist of customer relationships, software technology, tradename and acquired patents and capitalized legal fees related to obtaining patents. Patent assets are stated at cost, less accumulated amortization. Customer relationships, tradename and software technology are recorded at fair value as of the date of the acquisition. Intangible assets are amortized on an attribution method, over their expected useful lives, which range from three years for patents, one to eight years for software technology, nine years for tradename, and seven to 15 years for customer relationships.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset group to the group's future undiscounted cash flows expected to be generated from the existing service potential of the asset group for the period of time consistent with the remaining life of the group's primary asset. If such assets are determined to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the future undiscounted net cash flows arising from the assets. Assets to be disposed of are reported at the lower of their carrying amounts or fair value less cost to sell.

Royalty Expense

In 2009, the Company entered into a license agreement with a third-party relating to a patented gunshot digital imaging system that facilitates integration with certain third-party systems. The terms of the license agreement require the Company to pay a one-time fee of $5,000 for each license sold to a customer allowing the customer to integrate their ShotSpotter service with a third-party application, such as a video management system, with a minimum annual amount due of $75,000. In 2022, 2021, and 2020, the Company incurred only the $75,000 minimum amount. The license agreement renews automatically on each subsequent year unless it is terminated in accordance with the agreement.

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

Level III — Inputs to the valuation methodology are unobservable and supported by little or no market data. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

The Company estimates the grant date fair value of its common stock options using the following assumptions:

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

The Company uses the market closing price of its common stock as traded on the Nasdaq Capital Market to determine fair value of its common stock for use in the Black-Scholes option pricing model.

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

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are only included when their effect is dilutive. Common stock equivalents include unvested restricted stock units, convertible preferred stock, warrants and outstanding stock options.

Recent Accounting Pronouncements Not Yet Effective

In June 2016, the Financial Accounting Standards Board ("FASB') issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit loss (“CECL”) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective at the beginning of the Company’s first quarter of fiscal 2023. Early adoption of the amendments is permitted. The Company determined its accounts receivable and contract asset are within the scope of CECL and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), simplifying the accounting for income taxes by removing certain exceptions to the general principles. The guidance was effective at the beginning of the Company's first quarter of fiscal 2022. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$26,709	$24,578
Deferred revenues acquired (Note 4 - Business Acquisitions)	5,382	—
New billings	91,453	60,132
Revenue recognized during the year from beginning balance	(31,180)	(24,480)
Revenue recognized during the year from new billings	(48,643)	(33,509)
Foreign currency impact	(1)	(12)
Ending balance	$43,720	$26,709

The following table presents remaining performance obligations for contractually committed revenues as of December 31, 2022 (in thousands):

2023	$65,317
2024	35,368
2025	15,420
Thereafter	6,938
Total	$123,043

The timing of revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of December 31, 2022 and amounts under contract that will be invoiced after December 31, 2022.

During the year ended December 31, 2022, the Company recognized revenues of $80.2 million from customers in the United States, and $0.8 million from customers in South Africa and the Bahamas. During the year ended December 31, 2021, the Company recognized revenues of $57.3 million from customers in the United States and $0.9 million from customers in South Africa and the Bahamas. During the year ended December 31, 2020, the Company recognized revenues of $45.0 million from customers in the United States and $0.7 million from customers in South Africa and the Bahamas.

During the year ended December 31, 2022 , the Company recognized revenues of $75.4 million from monthly subscription, maintenance and support services, and $5.6 million from professional software development services. During the year ended December 31, 2021, the Company recognized revenues of $54.7 million from monthly subscription, maintenance and support services and $3.4 million from professional software development services. During the year ended December 31, 2020, the Company recognized revenues of $45.7 million from monthly subscription, maintenance and support services.

Note 4. Business Acquisition

On January 3, 2022, the Company completed the acquisition of 100% of the membership interests in Forensic Logic, LLC (“Forensic Logic”) for purchase consideration of $4.9 million in cash, subject to working capital adjustments, and 464,540 shares of ShotSpotter common stock with a fair value of $14.3 million based on the closing price on the date of acquisition. The purchase consideration also included a contingent consideration agreement based on forecasted 2022 and 2023 Forensic Logic revenues. If 2022 Forensic Logic revenues exceeded $7.0 million, the contingent consideration payable would be $3.75 million up to a maximum of $9.5 million. An additional amount up to $10.5 million in contingent consideration may be payable based on Forensic Logic’s revenues generated during 2023. Any amounts due are payable within approximately 120 days after the end of 2022 and 2023. The estimated fair value of the contingent consideration on the date of acquisition was $12.4 million, resulting in a total estimated purchase consideration of $31.6 million. The acquisition enabled the Company to broaden its suite of precision-policing solutions and cloud-based investigative platforms to offer its customers.

The following table summarizes the assignment of fair value to the identified assets and liabilities recorded as of the acquisition date, January 3, 2022 (in thousands):

Cash and cash equivalents	$303
Accounts receivable and contract asset, net	220
Property and equipment, net	200
Operating lease right-of-use asset	1,893
Software technology	7,140
Tradename	1,000
Customer relationships	8,400
Goodwill	20,155
Other asset	186
Accrued expenses and other current liabilities	(635)
Operating lease liabilities	(1,893)
Deferred revenue	(5,382)
Total estimated consideration	$31,587

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

Acquisition-related expenses totaled $0.1 million and $0.2 million for the year ended December 31, 2022 and 2021, respectively, and are included in general and administrative expense.

The results of Forensic Logic have been included in the consolidated financial statements since the date of the acquisition. Forensic Logic’s consolidated revenue included in the consolidated financial statements since the acquisition date was $6.6 million. The Company has not disclosed net income or loss since the acquisition date as the business was integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

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

The unaudited pro forma combined revenue and net loss for the year ended December 31, 2021 would have been $64.5 million and $7.7 million, respectively.

Note 5. Fair Value Measurements

In October 2018, upon the acquisition of certain technology, referred to as HunchLab, from Azavea, Inc., the Company recognized a contingent consideration liability classified within Level III of the fair value hierarchy because some of the inputs used in its measurement were neither directly nor indirectly observable. In January 2020 and February 2021, based on the relevant revenues earned during the second and third year of the three-year contingent consideration period, the Company paid $0.3 million and $0.4 million respectively, to Azavea, Inc., to satisfy all its obligations under the contingent consideration arrangement.

In November 2020, upon the closing of the acquisition of Leeds, the Company recognized a contingent consideration liability of $0.2 million. The Leeds contingent consideration liability was valued using a Monte Carlo Simulation approach. The Company classified the Leeds contingent consideration liability within Level III of the fair value hierarchy. During the year ended December 31, 2021, the fair value of the contingent consideration was increased by $1.3 million based upon estimated 2022 revenue targets, representing an adjustment to the most likely outcome for the expected settlement of the liability. There have been no changes in the assumptions or fair value of the LEEDS contingent consideration liability during the year ended December 31, 2022.

In January 2022, upon the closing of the acquisition of Forensic Logic, the Company recognized a contingent consideration liability of $12.4 million. The Forensic Logic contingent consideration liability was valued using a Monte Carlo Simulation approach with asset and revenue volatility of 60.0% and 28.0%, respectively. The Company classified the Forensic Logic contingent consideration liability within Level III of the fair value hierarchy. During the year ended December 31, 2022, the fair value of the contingent consideration was decreased by $9.2 million, based upon revised estimated 2022 and 2023 revenue targets due to delays in certain expected contracts by a small number of significant potential customers, representing an adjustment to the most likely outcome for the expected settlement of the liability and using a Monte Carlo Simulation approach with asset and revenue volatility of 60.0% and 22.9%, respectively.

The changes in the fair value of the aggregate contingent consideration liability are summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$1,500	$573
Payment of contingent consideration liability	—	(403)
Acquisition of Forensic Logic (Note 4 - Business Acquisition)	12,400	—
Change in fair value of contingent consideration	(9,154)	1,330
Ending balance	$4,746	$1,500

There were no transfers into or out of Level III during the year ended December 31, 2022 and 2021.

Note 6. Goodwill

The changes in goodwill for 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$2,816	$2,811
Acquisition of Forensic Logic (Note 4—Business Acquisition)	20,155	—
Change during the period	—	5
Ending balance	$22,971	$2,816

The Company has not recorded any goodwill impairment charges through December 31, 2022.

Note 7. Intangible Assets, net

Intangible assets as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022
	Gross	Accumulated Amortization	Net
Customer relationships	$22,970	$(2,760)	$20,210
Acquired software technology	7,140	(1,015)	6,125
Patents	1,227	(1,133)	94
Tradename	1,000	(111)	889
Total intangible assets, net	$32,337	$(5,019)	$27,318

	December 31, 2021
	Gross	Accumulated Amortization	Net
Customer relationships	$14,570	$(1,131)	$13,439
Patents	1,214	(1,089)	125
Total intangible assets, net	$15,784	$(2,220)	$13,564

Intangible amortization expense was $2.8 million, $1.0 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table presents future intangible asset amortization as of December 31, 2022 (in thousands):

2023	$2,657
2024	2,649
2025	2,633
2026	2,594
2027	2,594
Thereafter	14,191
Total	$27,318

Note 8. Details of Certain Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	December 31,
	2022	2021
Deferred commissions	$1,040	$822
Prepaid insurance	724	611
Prepaid software and licenses	647	756
Other prepaid expenses	236	198
Short-term deposits	363	—
Other	215	117
	$3,225	$2,504

Accounts receivable and contract asset, net (in thousands):

	December 31,
	2022	2021
Accounts receivable	$28,790	$16,167
Contract asset	2,167	41
Allowance for doubtful accounts	—	(74)
	$30,957	$16,134

Other assets (in thousands):

	December 31,
	2022	2021
Deferred commissions	$2,552	$1,723
Other	18	195
	$2,570	$1,918

Property and equipment, net (in thousands):

	December 31,
	2022	2021
Deployed equipment	$44,700	$35,882
Construction in progress	5,267	4,818
Computer equipment	2,359	1,745
Software	1,314	1,314
Furniture and fixtures	472	295
Leasehold improvements	934	30
Vehicles	258	239
	55,304	44,323
Accumulated depreciation and amortization	(33,316)	(26,914)
	$21,988	$17,409

Depreciation and amortization expense during the years ended December 31, 2022, 2021 and 2020 was $6.4 million, $5.8 million and $5.4 million, respectively.

Accrued expenses and other current liabilities (in thousands):

	December 31,
	2022	2021
Personnel-related accruals	$5,971	$4,864
Contingent consideration liabilities	1,500	—
Operating lease liabilities	868	409
Professional fees	441	925
Income tax payable	385	23
Sales/use tax payable	257	167
Other	543	292
	$9,965	$6,680

Other liabilities (long-term) (in thousand):

	December 31,
	2022	2021
Operating lease liabilities	$2,554	$2,013
Contingent consideration liabilities	3,246	1,500
	$5,800	$3,513

Note 9. Impairment of Property and Equipment

During the years ended December 31, 2021 and 2020, the Company recognized impairment expense of $25,000 and $234,000, respectively, for the impairment of property and equipment primarily related to the book value of customer assets installed at certain customers that did not renew during the year. During the year ended December 31, 2022, the Company did not recognize any impairment of property and equipment.

Note 10. Financing Arrangements

On September 27, 2018, the Company entered into a Credit Agreement with Umpqua Bank (the “Umpqua Credit Agreement”), which allowed the Company to borrow up to $10.0 million under a revolving loan facility (the “Revolving Facility”).

On November 23, 2022, the Company entered into a Fifth Amendment to the Umpqua Credit Agreement (the “Amendment”), which amends the terms of the Umpqua Credit Agreement, dated as of September 27, 2018, as amended (as amended by the Amendment, the “Credit Agreement”), to, among other things, (1) extend the maturity date from November 27, 2022 to October 15, 2024, (2) increase the revolving credit commitment from $20.0 million to $25.0 million, (3) increase the letter of credit sub-facility from $6.0 million to $7.5 million, (4) remove the minimum profitability covenants and (5) replace the LIBOR index rate with a Term Secured Overnight Financing Rate (“SOFR”) index rate.

The Company intends to use the Revolving Facility for general working capital purposes. Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company. Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility.

Under the Credit Agreement, the Company has the option to select an interest rate based on either (1) a base rate, which fluctuates daily and is the greater of (a) the prime rate in effect as of any date of determination and (b) the SOFR rate as of such date of determination plus 1.0% per annum or (2) a SOFR rate, which can be for a period of 30, 90 or 180 days at the Company’s option and is equal to the SOFR rate as published by CME Group Benchmark Administration Limited, in each case plus 2.0% per annum. Any letters of credit issued under the Credit Agreement will be subject to a fronting fee of 2.0% per annum. Borrowings under the Credit Agreement may be repaid and reborrowed at any time prior to termination of the Credit Agreement.

The Company is subject to certain financial covenants in the Credit Agreement, which include: (1) maintaining a ratio of consolidated funded debt, excluding the amount of any unsecured convertible notes issued by the Company, to consolidated earnings before income tax, depreciation and amortization (“Consolidated EBITDA”) of not greater than 3.00 to 1.00 measured at the end of each fiscal quarter and (2) maintaining a ratio of Consolidated EBITDA to interest charges of at least 2.00 to 1.00 measured at the end of each fiscal quarter. The Company was in compliance with its covenants as of December 31, 2022.

The Credit Agreement contains various negative covenants that limit, subject to certain exclusions, the Company’s ability to incur indebtedness, make loans, invest in or secure the obligations of other parties, pay or declare dividends, make distributions with respect to the Company's securities, redeem outstanding shares of the Company’s stock, create subsidiaries, materially change the nature of its business, enter into related party transactions, engage in mergers and business combinations, the acquisition or transfer of Company assets outside of the ordinary course of business, grant liens or enter into collateral relationships involving company assets or reincorporate, reorganize or dissolve the Company.

There were no borrowings outstanding as of December 31, 2022 and 2021.

Note 11. Related Party Transactions

During the year ended December 31, 2022, 2021 and 2020, the Company recognized $0.08 million, $0.1 million and $0.2 million in revenues, respectively, from ShotSpotter Labs projects with charitable organizations that have received donations from one of the Company’s directors and one of the Company’s significant shareholders.

Note 12. Income Taxes

The domestic and foreign components of net income (loss) before income tax were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$7,583	$(4,280)	$1,562
Foreign	(31)	(95)	(427)
Net income (loss) before income tax	$7,552	$(4,375)	$1,135

The provision (benefit) for income tax consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	455	—	—
Foreign	27	6	(7)
Total	482	6	(7)
Deferred:
Federal	316	—	—
State	369	—	—
Foreign	—	50	(83)
Total	685	50	(83)
Total provision (benefit) for income tax	$1,167	$56	$(90)

A reconciliation of income taxes at the statutory federal income tax rate to income tax expense (benefit) included in the accompanying consolidated statements of operations is as follows (in thousands):

	December 31,
	2022	2021	2020
Income tax (benefit) at statutory rate	$1,545	$(919)	$240
Change in valuation allowance	(388)	1,288	(165)
Indefinite-lived asset (goodwill)	(642)	—	—
State tax	239	(288)	(37)
Change in deferred	415	(27)	8
Stock-based compensation	111	62	(11)
Research and development credits	(271)	(160)	(103)
Foreign rate differential	43	7	(40)
Other	115	93	18
Total	$1,167	$56	$(90)

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$17,255	$19,920
Research and development credits	2,917	2,557
Accruals and reserves	5,914	2,605
Deferred revenue and contract costs	625	140
Gross deferred tax assets	26,711	25,222
Valuation allowance	(25,343)	(24,955)
Net deferred tax assets	1,368	267
Deferred tax liabilities:
Fixed assets and intangibles	(2,053)	(267)
Total deferred tax assets (liabilities), net	$(685)	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of U.S.-based taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets. Management determined that a valuation allowance of $25.3 million and $25.0 million was required as of December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Company had available net operating loss carryforwards of approximately $67.1 million and $78.4 million, respectively, for federal income tax purposes, of which $62.2 million were generated before 2018 and will begin to expire in 2028. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act ("TCJA"). The Company continually monitors all positive and negative evidence regarding the realization of its deferred tax assets and may record assets when it becomes more likely than not, than they will be realized, which may impact the expense or benefit from income taxes.

At December 31, 2022 and 2021, the net operating losses for state purposes are $43.8 million and $49.7 million, respectively, and will begin to expire in 2023 if not utilized.

As of December 31, 2022, the Company had available for carryover, research and experimental credits of approximately $1.7 million for federal income tax purposes and $1.6 million for California income tax purposes, which are available to reduce future income taxes. The federal research and experimental tax credits will begin to expire, if not utilized, in 2027. The California research and experimental tax credits carry forward indefinitely until utilized.

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

As of December 31, 2022, the Company had temporary book over tax basis differences from indefinite-lived assets (goodwill), of which 80 percent was offset by the existing net operating losses with indefinite carryforward period and deductible temporary differences that are scheduled to reverse into net operating losses with indefinite carryforward period for federal purposes and for states that conform to the federal net operating loss provisions under TCJA. The remaining book over tax basis difference from indefinite-lived assets that was not offset by indefinite-lived net operating losses resulted in a deferred tax liability of $0.7 million as of December 31, 2022.

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

A reconciliation of the beginning and ending amounts of unrecognized uncertain tax positions is as follows (in thousands):

Balance as of December 31, 2020	$859
Increases for current year tax positions	87
Increases for prior year tax positions	8
Balance as of December 31, 2021	954
Increases for current year tax positions	140
Decreases for prior year tax positions	(11)
Balance as of December 31, 2022	$1,083

Of the total unrecognized tax benefits at December 31, 2022, no amount will impact the Company's effective tax rate because the uncertain amounts have a valuation allowance recorded against them. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2022 and 2021.

The Company files federal and state income tax returns in the United States, certain United States territories, and certain foreign jurisdictions. The statues of limitations remain open for 2008 through 2022 for federal and state purposes in the United States. and certain U.S. territories. Years beyond the normal statutes of limitations remain open to audit by tax authorities due to tax attributes generated in earlier years which are being carried forward and may be audited in subsequent years when utilized.

Note 13. Capital Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.005 per share. At December 31, 2022 and 2021, there were 12,243,929 and 11,703,430 shares of common stock issued and outstanding, respectively. Holders of common stock have voting rights equal to one vote per share of common stock held and are entitled to receive any dividends as may be declared from time to time by the Board.

At December 31, 2022, shares of common stock reserved for future issuance were as follows:

Options outstanding	1,256,056
Shares available for future grant	1,527,374
Unvested restricted stock units	223,821
Total	3,007,251

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005. At December 31, 2022 and 2021, there was no preferred stock issued or outstanding.

Stock Repurchase Program

In May 2019, the Company's board of directors adopted a stock repurchase program for up to $15 million of our common stock. During the year ended December 31, 2022, the Company repurchased 106,992 shares of its common stock at an average price of $28.81 per share for $3.1 million and used up the remaining balance under the stock repurchase program authorized in May 2019 in the third quarter ended September 30, 2022. During the year ended December 31, 2021, the Company repurchased 95,151 shares of its common stock at an average price of $37.82 per share for $3.6 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

In November 2022, the Company’s board of directors approved a new stock repurchase program for up to $25.0 million of the Company’s common stock. Although the board of directors has authorized the stock repurchase program, it does not obligate the Company to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason.

Note 14. Net Income (Loss) per Share

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$6,385	$(4,431)	$1,225
Denominator:
Weighted-average shares outstanding, basic	12,171,609	11,647,558	11,408,757
Weighted-average shares outstanding, diluted	12,317,707	11,647,558	11,730,294
Net income (loss) per share, basic	$0.52	$(0.38)	$0.11
Net income (loss) per share, diluted	$0.52	$(0.38)	$0.10

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	1,015,497	783,928	573,340
Unvested restricted stock units	97,275	128,810	101,255
Total	1,112,772	912,738	674,595

Note 15. Equity Incentive Plans

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units ("RSUs"), and shares of restricted stock.

In May 2017, the Board and the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”). As a result of the adoption of the 2017 Plan, no further grants may be made under the 2005 Plan. The 2017 Plan provides for the issuance of stock options, RSUs and other awards to employees, directors and consultants of the Company. The 2017 Plan includes an evergreen provision that provides for the number of shares of common stock reserved for issuance under the 2017 Plan to automatically increase on January 1 of each year by the lesser of (1) 5% of the number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (2) such number of shares as determined by the board of directors.

The following table summarizes the activity of shares available for grant under the 2017 Equity Incentive Plan:

Shares available for grant at December 31, 2021	1,661,956
Increase in accordance with the evergreen provision	585,172
Options issued during the year	(557,218)
Canceled during the year	43,271
RSUs granted	(205,807)
Shares available for grant at December 31, 2022	1,527,374

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

Options granted under the 2005 Plan and 2017 Plan generally vest over four years and expire no later than 10 years from the grant date. The 2005 Plan and 2017 Plan grants the board of directors discretion to determine when the options granted will become exercisable.

Compensation expense for stock options is based upon the estimated fair value of the awards. The fair value of stock option grants is determined using the Black-Scholes option pricing model which requires the use of certain assumed inputs. The assumed inputs used to determine the fair value of stock options granted for the years ended December 31, 2022, 2021, and 2020 are set forth below:

	Year Ended December 31,
	2022	2021	2020
Fair value of common stock	$16.30-$37.00	$31.12-$48.05	$23.49-$34.07
Expected term (in years)	6	6	6
Risk-free interest rate	1.54%-4.18%	0.45%-1.62%	0.36%-0.83%
Expected volatility	63%-64%	65%-67%	64%-68%
Expected dividend yield	—	—	—

A summary of stock option activities during 2022, 2021 and 2020 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)
Outstanding at December 31, 2019	617,493	$17.13
Granted	347,095	$32.14	$19.15
Exercised	(96,456)	$3.25		$2,257
Canceled	(54,890)	$26.07
Outstanding at December 31, 2020	813,242	$24.58
Granted	111,489	$39.00	$23.32
Exercised	(97,702)	$9.20		$3,064
Canceled	(43,101)	$35.84
Outstanding at December 31, 2021	783,928	$28.00
Granted	557,218	$27.40	$16.30
Exercised	(41,819)	$12.88		$778
Canceled	(43,271)	$28.85
Outstanding at December 31, 2022	1,256,056	$28.20

Additional information for stock options at December 31, 2022 were as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual term (in years)
Outstanding at December 31, 2022	1,256,056	28.20	$8,652	7.60
Exercisable at December 31, 2022	615,261	27.04	$5,396	6.38

At December 31, 2022, total unrecognized stock-based compensation cost related to unvested stock options was $10.5 million, which will be recognized ratably over a weighted-average period of 2.8 years.

No income tax benefits from stock-based compensation arrangements have been recognized in the consolidated statements of operations.

Restricted Stock Units

The Company grants RSUs under the 2017 Plan to executive management and its non-employee directors. RSUs granted to executive management generally vest over four years, while RSUs granted to non-employee directors generally vest annually. A new non-employee director will receive an initial grant upon joining the board of directors and all non-employee directors receive new annual grants at each annual meeting of stockholders. Compensation expense for RSUs is based upon the estimated fair value of the awards on the date of grant.

The following table summarizes the activity of RSU awards:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2019	114,996	$30.24
Granted	91,759	$31.75
Vested	(54,970)	$32.12	$1,766
Forfeited	(10,277)	$41.50
Unvested RSUs at December 31, 2020	141,508	$29.67
Granted	84,035	$37.86
Vested	(80,972)	$29.22	$3,078
Forfeited	(15,761)	$31.38
Unvested RSUs at December 31, 2021	128,810	$35.09
Granted	205,807	$26.90
Vested	(107,971)	$31.88	$3,129
Forfeited	(2,825)	$26.50
Unvested RSUs at December 31, 2022	223,821	$29.21

At December 31, 2022, total unrecognized stock-based compensation cost related to RSUs was $5.7 million, which will be recognized ratably over a weighted-average period of 2.6 years.

During the year ended December 31, 2022, the Company modified RSUs to accelerate vesting for two individuals in respect of 5,849 RSUs and cancelled the award of another individual in respect of 1,887 RSUs. The Company accounted for these as modifications of those awards and recognized net incremental compensation expense of $0.01 million.

The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized as compensation expense on the date of modification for vested awards

2017 Employee Stock Purchase Plan

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

The 2017 ESPP contains a provision which provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the board of directors. The Company's board of directors authorized the automatic increase to the 2017 ESPP plan on January 1, 2022 for the year ended December 31, 2022.

The following table summarizes the activity of shares available under the 2017 ESPP:

Shares available for grant at December 31, 2021	399,328
Increase in accordance with the evergreen provision	150,000
Issued during the year	(33,161)
Shares available for grant at December 31, 2022	516,167

Stock-Based Compensation Expense

Total stock-based compensation expense for all award types is recorded in the consolidated statements of operations and was allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$1,992	$1,567	$1,093
Sales and marketing	1,754	1,612	1,268
Research and development	1,082	734	580
General and administrative	3,454	1,959	1,521
Total	$8,282	$5,872	$4,462

Stock-based compensation expense is recognized over the award’s expected vesting schedule. Forfeitures are recognized as and when they occur.

Note 16. Benefit Plan

The Company sponsors a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company is allowed to make 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company matched 50% of employee contributions made during 2022 up to a maximum of 2% of compensation; the match will be deposited to the employees' 401(k) accounts in 2023. During the years ended December 31, 2022, 2021, and 2020, the Company recorded $0.3 million, $0.3 million, and $0.2 million, respectively, of matching contribution expense. These matching contributions are subject to additional vesting criteria.

Note 17. Leases

The Company leases its principal executive offices in Fremont, California, under a non-cancelable operating lease which expires in February 2027. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, contingent rent provisions or other build-out clauses. The lease contains an option to extend the term for an additional period of up to five years subject to certain terms and conditions. The Company elected the practical expedient to group lease and non-lease components for all leases. Upon lease commencement on October 1, 2021, the Company recognized an operating lease right-of-use asset of $2.0 million and a corresponding lease liability of $2.0 million, using a discount rate of 3.00%, which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of commencement.

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

In January 2022, as part of the Forensic Logic acquisition, the Company acquired the non-cancelable operating leases of Forensic Logic's offices in Walnut Creek, California and Tucson, Arizona, which expire in June 2025 and February 2026, respectively. Neither lease has significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Each lease contains an option to extend the term for an additional period of five years subject to certain terms and conditions. The Company has elected the practical expedient to group lease and non-lease components for all leases. In measuring the lease liability upon acquisition, the Company used a discount rate of 3.25% which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of acquisition.

The operating lease cost recognized for the years ended December 31, 2022, 2021 and 2020, was $1.0 million $0.6 million and $0.4 million, respectively.

Supplemental information related to the operating leases as follows (in thousands):

	December 31,
	2022	2021
Assets
Operating lease right-of-use assets	$3,240	$2,323

Liabilities
Lease liabilities (short-term) (presented within Accrued expenses and other current liabilities)	$868	$409
Lease liabilities (long-term) (presented within Other liabilities)	2,554	2,013
Total operating lease liabilities	$3,422	$2,422

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (presented within Operating cash flows)	$941	$553

Maturities of the lease liabilities at December 31, 2022 are as follows (in thousands):

2023	$1,041
2024	1,078
2025	946
2026	506
2027	39
Total lease payments, undiscounted	3,610
Less: imputed interest	(188)
Total	$3,422

Note 18. Commitments and Contingencies

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

Note 19. Subsequent Events

Management evaluated subsequent events through March 14, 2023, which was the date the financial statements were available to be issued, and determined that there are no subsequent events to be reported.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2022, we completed the acquisition of Forensic Logic. We continue to integrate internal controls at Forensic Logic into our control structure. With the exception of these changes, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the sections of our Proxy Statement.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.shotspotter.com. If we ever were to amend or waive any provision of our code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the sections of our Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the sections of our Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the sections of our Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the section of our Proxy Statement.

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

Item 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	June 13, 2017

3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	June 13, 2017

4.1	Form of Common Stock Certificate	S-1/A	333-217603	4.1	May 19, 2017

4.2	Investors' Rights Agreement, by and among ShotSpotter, Inc. and the investors listed on Exhibit A thereto, dated July 12, 2012	S-1	333-217603	4.2	May 2, 2017

4.3	Description of Capital Stock	10-K	001-38107	4.5	March 13, 2020

10.1(#)	ShotSpotter, Inc. Amended and Restated 2005 Stock Plan	S-1	333-217603	10.1	May 2, 2017

10.2(#)	Forms of Option Agreement and Option Grant Notice under the Amended and Restated 2005 Stock Plan	S-1	333-217603	10.2	May 2, 2017

10.3(#)	ShotSpotter, Inc. 2017 Equity Incentive Plan	S-1/A	333-217603	10.3	May 19, 2017

10.4(#)	Forms of Option Agreement and Option Grant Notice under the 2017 Equity Incentive Plan	S-1/A	333-217603	10.4	May 19, 2017

10.5(#)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Restricted Terms and Conditions under the 2017 Equity Incentive Plan	S-1/A	333-217603	10.5	May 19, 2017

10.6(#)	ShotSpotter, Inc. 2017 Employee Stock Purchase Plan	S-1/A	333-217603	10.6	May 19, 2017

10.7(#)	Form of Restricted Stock Unit Grant Notice for Directors	10-Q	001-38107	10.6	August 14, 2017

10.8(#)	Form of Indemnification Agreement by and between ShotSpotter, Inc. and each director and executive officer	S-1	333-217603	10.7	May 2, 2017

10.9(#)	Offer Letter between ShotSpotter, Inc. and Ralph A. Clark, dated March 13, 2017	S-1	333-217603	10.8	May 2, 2017

10.10(#)	Offer Letter between ShotSpotter, Inc. and Alan R. Stewart, dated March 13, 2017	S-1	333-217603	10.9	May 2, 2017

10.11(#)	Offer Letter between ShotSpotter, Inc. and Gary T. Bunyard, dated March 13, 2017	S-1	333-217603	10.12	May 2, 2017

10.12(#)	Offer Letter between ShotSpotter, Inc. and Nasim Golzadeh, dated February 20, 2019	10-K	001-38107	10.16	March 4, 2019

10.13	Lease Agreement between Washington Township Health Care District and ShotSpotter, Inc., dated August 16, 2021	10-Q	001-38107	10.1	November 15, 2021

10.14	Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated September 27, 2018	10-Q	001-38107	10.1	November 14, 2018

10.15	First Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated May 21, 2019	8-K	001-38107	10.1	May 24, 2019

10.16	Second Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated August 14, 2020	8-K	001-38107	10.1	August 19, 2020

10.17	Third Amendment to Credit Agreement between Umpqua Bank and ShotSpotter Inc. dated May 19, 2022.	10-Q	001-38107	10.1	November 9, 2022

10.18	Fourth Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc. dated September 26, 2022.	10-Q	001-38107	10.2	November 9, 2022

10.19	Fifth Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc. dated November 23, 2022.	8-K	001-38107	10.1	November 23, 2022

10.20	Amended and Restated Nonemployee Director Compensation Policy, dated February 14, 2023					X

21.1	List of Subsidiaries					X

23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm for ShotSpotter, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

SHOTSPOTTER, INC.

Date: March 14, 2023	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: March 14, 2023	By:	/s/ Alan R. Stewart
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

Signature	Title	Date

/s/ Ralph A. Clark	President, Chief Executive Officer, and a Director (Principal Executive Officer)	March 14, 2023
Ralph A. Clark

/s/ Alan R. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2023
Alan R. Stewart

/s/ Pascal Levensohn	Director	March 14, 2023
Pascal Levensohn

/s/ Ruby Sharma	Director	March 14, 2023
Ruby Sharma

/s/ Marc Morial	Director	March 14, 2023
Marc Morial

/s/ William J. Bratton	Director	March 14, 2023
William J. Bratton

/s/ Deborah Elam	Director	March 14, 2023
Deborah Elam

/s/ Roberta Jacobson	Director	March 14, 2023
Roberta Jacobson