Form 10-Q
period 2023-03-31
SOUNDTHINKING, INC.
filed 2023-05-15
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38107

SoundThinking, Inc.

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

As of May 5, 2023 the registrant had 12,245,301 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SoundThinking, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	Unaudited
Assets
Current assets
Cash and cash equivalents	$5,075	$10,479
Accounts receivable and contract asset, net	26,721	30,957
Prepaid expenses and other current assets	3,474	3,225
Total current assets	35,270	44,661
Property and equipment, net	22,361	21,988
Operating lease right-of-use assets	3,012	3,240
Goodwill	22,971	22,971
Intangible assets, net	26,671	27,318
Other assets	2,807	2,570
Total assets	$113,092	$122,748
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,520	$1,633
Deferred revenue, short-term	35,620	41,907
Accrued expenses and other current liabilities	6,649	9,965
Total current liabilities	44,789	53,505
Deferred revenue, long-term	1,839	1,813
Deferred tax liability	685	685
Other liabilities	5,550	5,800
Total liabilities	52,863	61,803
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,243,780 and 12,243,929 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	62	62
Additional paid-in capital	154,664	153,573
Accumulated deficit	(94,190)	(92,400)
Accumulated other comprehensive loss	(307)	(290)
Total stockholders' equity	60,229	60,945
Total liabilities and stockholders' equity	$113,092	$122,748

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$20,620	$21,214
Costs
Cost of revenues	9,243	8,290
Impairment of property and equipment	72	—
Total costs	9,315	8,290
Gross profit	11,305	12,924

Operating expenses
Sales and marketing	5,848	5,576
Research and development	2,653	2,627
General and administrative	4,616	4,289
Change in fair value of contingent consideration	(6)	—
Total operating expenses	13,111	12,492
Operating income (loss)	(1,806)	432
Other income (expense), net
Interest income, net	54	8
Other expense, net	(38)	(53)
Total other income (expense), net	16	(45)
Income (loss) before income taxes	(1,790)	387
Provision for income taxes	—	—
Net income (loss)	$(1,790)	$387
Net income (loss) per share, basic	$(0.15)	$0.03
Net income (loss) per share, diluted	$(0.15)	$0.03
Weighted-average shares used in computing net income (loss) per share, basic	12,252,517	12,156,968
Weighted-average shares used in computing net income (loss) per share, diluted	12,252,517	12,315,806

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(1,790)	$387
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of taxes	(17)	73
Comprehensive income (loss)	$(1,807)	$460

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	12,243,929	$62	$153,573	$(92,400)	$(290)	$60,945
Exercise of stock options	10,063	—	127	—	—	127
Repurchase of common stock	(35,369)	—	(1,256)	—	—	(1,256)
Issuance of common stock from RSUs vested	25,157	—	—	—	—	—
Stock-based compensation	—	—	2,220	—	—	2,220
Foreign currency translation loss	—	—	—	—	(17)	(17)
Net loss	—	—	—	(1,790)	—	(1,790)
Balance at March 31, 2023	12,243,780	$62	$154,664	$(94,190)	$(307)	$60,229

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2022	11,703,430	$58	$132,780	$(98,785)	$(238)	$33,815
Exercise of stock options	8,528	—	13	—	—	13
Repurchase of common stock	(57,623)	—	(1,634)	—	—	(1,634)
Issuance of common stock from RSUs vested	22,755	—	—	—	—	—
Issuance of common stock from acquisition	464,540	3	14,263	—	—	14,266
Stock-based compensation	—	—	1,855	—	—	1,855
Foreign currency translation loss	—	—	—	—	73	73
Net income	—	—	—	387	—	387
Balance at March 31, 2022	12,141,630	$61	$147,277	$(98,398)	$(165)	$48,775

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,790)	$387
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,771	1,487
Amortization of intangible assets	661	695
Impairment of property and equipment	72	—
Stock-based compensation	2,220	1,855
Change in fair value of contingent consideration	(6)	—
Provision for accounts receivable	25	77
Changes in operating assets and liabilities:
Accounts receivable and contract asset, net	4,211	(4,976)
Prepaid expenses and other assets	(486)	(439)
Accounts payable	219	—
Accrued expenses and other current liabilities	(1,834)	(1,220)
Deferred revenue	(6,261)	3,417
Net cash (used in) provided by operating activities	(1,198)	1,283
Cash flows from investing activities:
Purchase of property and equipment	(1,537)	(1,900)
Investment in intangible and other assets	(23)	(8)
Business acquisition, net of cash acquired	—	(4,618)
Net cash used in investing activities	(1,560)	(6,526)
Cash flows from financing activities:
Payment of contingent consideration liability	(1,500)	—
Proceeds from exercise of stock options	127	13
Repurchases of common stock	(1,256)	(1,634)
Net cash used in financing activities	(2,629)	(1,621)
Change in cash, cash equivalents and restricted cash	(5,387)	(6,864)
Effect of exchange rate on cash and cash equivalents	(17)	80
Cash, cash equivalents and restricted cash at beginning of year	10,479	15,636
Cash, cash equivalents and restricted cash at end of year	$5,075	$8,852

Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$1,074	$731
Estimated fair value of contingent consideration	$—	$12,400
Fair value of common stock issued as consideration for business acquisition	$—	$14,266

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

In April 2023, ShotSpotter, Inc. changed its name to SoundThinking, Inc. (the “Company”), reflecting its broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebrand, the Company introduced its SafetySmart PlatformTM that includes four data-driven tools including its flagship product, ShotSpotter® (formerly ShotSpotter Respond), the leading outdoor gunshot detection, location and alerting system trusted by over 155 cities and over 20 universities and corporations as of March 31, 2023. CrimeTracer™ (formerly COPLINK X) is a leading law enforcement search engine that enables investigators to search through more than 1 billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve crimes. CaseBuilder™ (formerly ShotSpotter Investigate) is a one-stop investigative management system for tracking, reporting, and collaborating on cases. And ResourceRouter™ (formerly ShotSpotter Connect) directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety. The Company offers its solutions on a software-as-a-service subscription model to its customers. SoundThinking Labs supports innovative uses of the Company's technology to help protect wildlife and the environment. Additionally, we provide maintenance and support services and professional software development services to a single customer, through a sales channel intermediary.

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

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) filed with the Securities and Exchange Commission on March 14, 2023.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2023 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at two domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation ("FDIC") and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of March 31, 2023, the Company had $3.8 million and $25,000 on hand in separate respective accounts with the Company's two domestic financial institutions, for which only $250,000 per bank is insured under FDIC limits.

Concentration of Accounts Receivable and Contract Asset – At March 31 2023, three customers accounted for 27%, 20% and 16% of the Company’s total accounts receivable and contract asset, respectively. At March 31, 2022, two customers accounted for 38% and 15% of the Company’s total accounts receivable and contract asset.

Concentration of Revenues – For the three months ended March 31, 2023, two customers accounted for 27% and 10% of the Company’s total revenues, respectively. For the three months ended March 31, 2022, two customers accounted for 38% and 10% of the Company’s total revenues, respectively.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Recent Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board ("FASB”) issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit loss and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance was effective at the beginning of the Company’s first quarter of fiscal 2023. The Company adopted this ASU effective January 1, 2023. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$43,721	$26,709
Deferred revenues acquired (Note 4 - Business Acquisitions)	—	5,382
New billings	14,149	24,527
Revenue recognized during the year from beginning balance	(14,987)	(9,825)
Revenue recognized during the year from new billings	(5,429)	(11,292)
Foreign currency impact	5	8
Ending balance	$37,459	$35,509

The following table presents remaining performance obligations for contractually committed revenues as of March 31, 2023 (in thousands):

Remainder of 2023	$53,915
2024	37,584
2025	17,099
Thereafter	7,099
Total	$115,697

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of March 31, 2023 and amounts under contract that will be invoiced after March 31, 2023.

During the three months ended March 31, 2023, the Company recognized revenues of $20.2 million from customers in the United States, and $0.4 million from customers in the Bahamas and South Africa. During the three months ended March 31, 2022, the Company recognized revenues of $20.8 million from customers in the United States, and $0.4 million from customers in the Bahamas and South Africa.

During the three months ended March 31, 2023, the Company recognized revenues of $19.5 million from monthly subscription, maintenance and support services, and $1.1 million from professional software development services. During the three months ended March 31, 2022, the Company recognized revenues of $19.0 million from monthly subscription, maintenance and support services, and $2.2 million from professional software development services.

Note 4. Business Acquisition

During the first quarter of 2022, the Company completed the acquisition of 100% of the membership interests in Forensic Logic, LLC (“Forensic Logic”) for purchase consideration of $4.9 million in cash, subject to working capital adjustments, and $14.3 million in the form of 464,540 shares of the Company's common stock based on the closing price on the date of acquisition. The purchase consideration also included a contingent earnout payable based on Forensic Logic’s revenues generated during 2022 and 2023. The acquisition date fair value of the contingent earnout was $12.4 million, resulting in a total purchase consideration of $31.6 million.

The following table summarizes the assignment of fair value to the identified assets and liabilities recorded as of the acquisition date (in thousands):

Cash and cash equivalents	$303
Accounts receivable and contract asset, net	220
Property and equipment, net	200
Operating lease right-of-use assets	1,893
Software technology	7,140
Tradename	1,000
Customer relationships	8,400
Goodwill	20,155
Other assets	186
Accrued expenses and other current liabilities	(635)
Operating lease liabilities	(1,893)
Deferred revenue	(5,382)
Total estimated consideration	$31,587

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

Acquisition-related expenses totaled $0.6 million, of which $0.1 million is included in general and administrative expense for the three months ended March 31, 2022.

Note 5. Fair Value Measurements

In November 2020, using a Monte Carlo Simulation approach, and Level III of the fair value hierarchy established by Accounting Standards Codification (“ASC”) 820-10-35-37, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of LEEDS LLC (“LEEDS”) to be $0.2 millions as of the acquisition date. During the fourth quarter of 2021, the fair value of the contingent consideration was increased by $1.3 million based upon estimated 2022 revenue targets, representing an adjustment to the most likely outcome expected for the liability. During the three months ended March 31, 2023, the Company paid the $1.5 million LEEDS contingent consideration balance.

In January 2022, using a Monte Carlo Simulation approach and Level III of the fair value hierarchy established by ASC 820-10-35-37, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of Forensic Logic to be $12.4 million as of the acquisition date. During the year ended December 31, 2022, and the first quarter of 2023, the fair value of the contingent consideration was decreased by $9.2 million based upon revised estimated 2022 and 2023 revenue targets due to delays in certain expected contracts by a small number of significant potential customers.

The changes in the fair value of contingent consideration liabilities for the quarters ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$4,746	$1,500
Payment of contingent consideration liability	(1,500)	—
Change in fair value of contingent consideration	(6)	12,400
Ending balance	$3,241	$13,900

There were no transfers into or out of Level III during the three months ended March 31, 2023 and 2022. As of March 31, 2023, contingent consideration of $3.2 million is included in Other liabilities in the condensed consolidated balance sheet.

Note 6. Goodwill

The change in goodwill is as follows (in thousands):

	March 31,	December 31,
	2023	2022
Beginning balance	$22,971	$2,816
Acquisition of Forensic Logic (Note 4—Business Acquisitions)	—	20,155
Change during the period	—	—
Ending balance	$22,971	$22,971

Note 7. Intangible Assets, net

Intangible assets consist of the following (in thousands):

	March 31, 2023
	Gross	Accumulated Amortization	Net
Customer relationships	$22,970	$(3,167)	$19,803
Acquired software technology	7,140	(1,234)	5,906
Patents	1,241	(1,140)	101
Tradename	1,000	(139)	861
Total intangible assets, net	$32,351	$(5,680)	$26,671

	December 31, 2022
	Gross	Accumulated Amortization	Net
Customer relationships	$22,970	$(2,760)	$20,210
Acquired software technology	7,140	(1,015)	6,125
Patents	1,227	(1,133)	94
Tradename	1,000	(111)	889
Total intangible assets, net	$32,337	$(5,019)	$27,318

Intangible amortization expense was approximately $0.7 million for each of the three months ended March 31, 2023 and 2022, respectively.

The following table presents future intangible asset amortization as of March 31, 2023 (in thousands):

Remainder of 2023	$2,275
2024	3,035
2025	2,527
2026	2,493
2027	2,483
Thereafter	13,858
Total	$26,671

Note 8. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract asset, net (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivable	$22,384	$28,790
Contract asset	4,362	2,167
Allowance for credit losses	(25)	—
	$26,721	$30,957

Prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2023	2022
Deferred commissions	$1,064	$1,040
Prepaid software and licenses	1,057	647
Other prepaid expenses	509	236
Prepaid insurance	357	724
Short-term deposits	398	363
Other	89	215
	$3,474	$3,225

Other assets (long-term) (in thousands):

	March 31,	December 31,
	2023	2022
Deferred commissions	$2,673	$2,552
Other	134	18
	$2,807	$2,570

Accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2023	2022
Personnel-related accruals	$4,454	$5,971
Contingent consideration liability	-	1,500
Operating lease liabilities	924	868
Professional fees	337	441
Income tax payable	385	385
Sales/use tax payable	114	257
Other	435	543
	$6,649	$9,965

Other liabilities (long-term) (in thousands):

	March 31,	December 31,
	2023	2022
Contingent consideration liability	$3,241	$3,246
Operating lease liabilities	2,309	2,554
	$5,550	$5,800

Note 9. Related Party Transactions

There were no related party transactions in the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recognized approximately $16,000 in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders.

Note 10. Stock Repurchase Program

During the three months ended March 31, 2023, the Company repurchased 35,369 shares of its common stock at an average price of $35.43 per share for $1.3 million, under the Company's 2022 stock repurchase program. During the three months ended March 31, 2022, the Company repurchased 57,623 shares of its common stock at an average price of $28.34 per share for $1.6 million, under the Company's 2019 stock repurchase program.

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

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$(1,790)	$387
Denominator:
Weighted-average shares outstanding, basic	12,252,517	12,156,968
Weighted-average shares outstanding, diluted	12,252,517	12,315,806
Net income (loss) per share, basic	$(0.15)	$0.03
Net income (loss) per share, diluted	$(0.15)	$0.03

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	1,461,481	952,776
Unvested restricted stock units	337,259	222,869
Total	1,798,740	1,175,645

Note 12. Equity Incentive Plans

Stock options:

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the "2005 Plan") and 2017 Equity Incentive Plan (the “2017 Plan") during the three months ended March 31, 2023 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)
Outstanding at December 31, 2022	1,256,056	$28.20
Granted	240,084	$32.89	$19.69
Exercised	(10,063)	$12.65		$226
Canceled	(24,596)	$29.18
Outstanding at March 31, 2023	1,461,481	$29.06

Under an “evergreen” provision, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and ending on and including January 1, 2027, by 5% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 Plan was increased on January 1, 2023 by 612,196 shares, which was equal to 5% of the total number of shares of common stock outstanding on December 31, 2022.

Restricted stock units:

A summary of restricted stock unit ("RSU") activities under the 2017 Plan during the three months ended March 31, 2023 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2022	223,821	$29.21
Granted	148,784	$32.89
Vested	(25,157)	$30.74	$918
Forfeited	(10,189)	$28.08
Unvested RSUs at March 31, 2023	337,259	$30.76

2017 Employee Stock Purchase Plan

There were no shares issued under the 2017 Employee Stock Purchase Plan ("2017 ESPP") during the three months ended March 31, 2023. The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2023 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 666,167 as of March 31, 2023.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$474	$456
Sales and marketing	439	463
Research and development	295	234
General and administrative	1,012	702
Total	$2,220	$1,855

Note 13. Financing Arrangements

Credit Agreement

On September 27, 2018, the Company entered into a Credit Agreement with Umpqua Bank (the “Umpqua Credit Agreement”), which allowed the Company to borrow up to $10.0 million under a revolving loan facility (the “Revolving Facility”). On November 23, 2022, the Company entered into a Fifth Amendment to the Umpqua Credit Agreement (the “Amendment”), which amends the terms of the Umpqua Credit Agreement to, among other things, (1) extend the maturity date from November 27, 2022 to October 15, 2024, (2) increase the revolving credit commitment from $20.0 million to $25.0 million, (3) increase the letter of credit sub-facility from $6.0 million to $7.5 million, (4) remove the minimum profitability covenants and (5) replace the LIBOR index rate with a Term Secured Overnight Financing Rate index rate.

Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility. The available loan facility as of March 31, 2023 and December 31, 2022 was $25.0 million and $20.0 million, respectively. There were no borrowings outstanding as of March 31, 2023 and December 31, 2022.

Note 14. Commitments and Contingencies

Contingencies

On August 28, 2018, Silvon S. Simmons (the “Plaintiff”) amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add the Company and employees as a defendant. The amended complaint alleges conspiracy to violate the Plaintiff’s civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that the Company colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff’s conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney’s fees. The Company believes that the Plaintiff’s claims are without merit and is disputing them vigorously.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and other financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading public safety technology company that combines data driven solutions and strategic advisory services for law enforcement and civic leadership. In April 2023, we changed the company name ShotSpotter, Inc. to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebrand, we introduced our SafetySmart Platform™ that includes four data-driven tools including our flagship product, ShotSpotter (formerly ShotSpotter Respond), our alerting system trusted by over 155 cities and over 20 universities and corporations as of March 31, 2023. CrimeTracer™ (formerly COPLINK X), a leading law enforcement search engine that enables investigators to search through more than 1 billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases. CaseBuilder™ (formerly ShotSpotter Investigate), a one-stop investigative management system for tracking, reporting, and collaborating on cases. And ResourceRouter™ (formerly ShotSpotter Connect), which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety. We offer our solutions on a software-as-a-service subscription model to our customers. SoundThinking Labs supports innovative uses of the Company's technology to help protect wildlife and the environment.

Our gunshot detection solution consists of highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors designed to detect outdoor gunfire. The speed and accuracy of our gunfire alerts enable law enforcement and security personnel to consistently and quickly respond to shooting events including those unreported through 911, which can increase the chances of apprehending the shooter, providing timely aid to victims, and identifying witnesses before they scatter, as well as aid in evidence collection and serve as an overall deterrent. When a potential gunfire incident is detected by our sensors, our system precisely locates where the incident occurred and applies machine classification combined with human review to analyze and validate the incident. An alert containing a location on a map and critical information about the incident is sent directly to subscribing law enforcement or security personnel through any internet-connected computer and to iPhone or Android mobile devices.

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

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate, and CaseBuilder are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution is also sold on a subscription basis. As of March 31, 2023, we had ShotSpotter coverage areas under contract for approximately 1,100 square miles, of which 1,034 square miles had gone live. Coverage areas under contract included over 155 cities and 19 campuses/sites across the United States, South Africa and the Bahamas, including some of the largest cities in the United States. Most of our revenue is attributable to customers based in the United States.

A relatively new source of revenue for gunshot detection services comes from smaller law enforcement agencies. In 2020, we added new pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers). This allows them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate. We have found that these customer sales cycles are shorter than traditional sales cycles and open up a new and sizeable portion of the market for the company. In addition, some gunshot detection-based revenue comes from SoundThinking Labs projects. These are generally conducted in coordination with a sponsoring charitable organization and may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, SoundThinking Labs projects will normally produce gross margins significantly lower than most of our other solutions. Additionally, while we intend to continue to devote resources to increase sales of our non-gunshot detection solutions, we expect that revenues from ShotSpotter-based products will continue to comprise a majority of our revenues for the foreseeable future.

We acquired LEEDS, LLC (“LEEDS”) in November 2020 to expand our suite of solutions and from which we generate revenues through the sale of (i) maintenance and support services and (ii) professional software development services to a single customer, through a sales channel intermediary. Using its technology, we introduced ShotSpotter Investigate, now CaseBuilder, in the second quarter of 2021. CaseBuilder is our case management solution that helps automate investigative work and improve case clearance rates – addressing an inefficiency problem for many agencies that have had to rely on multiple disparate systems to work cases. Using the software, investigators benefit from a single digital case folder that includes all elements related to a case. Analytical and collaboration tools help investigators connect the dots and share information faster while reporting helps package cases for command staff and prosecutors. With CaseBuilder, we offer a more complete platform to enable intelligence-driven prevention, response to, and investigation of crime for local, state and federal agencies.

In January 2022, we acquired Forensic Logic, LLC ("Forensic Logic"), a leading provider of cloud-based data services to U.S. law enforcement and public safety agencies to enable powering the industry's most advanced search and analysis technology. We believe combining lead generation from Forensic Logic's CrimeTracer solution (formerly COPLINK X) with our CaseBuilder case management solution can accelerate crime solving solutions and improve clearance rates.

Since our founding over 26 years ago, we have been a purpose-led company. We are a mission-driven organization that focuses on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation to equally serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful, and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

We enter into subscription agreements that typically range from one to three years in duration. Substantially all of our sales are to governmental agencies and universities, which often undertake a prolonged contract evaluation process that affects the size or the timing of our sales contracts and may likewise increase our customer acquisition costs. For a discussion of the risks associated with our sales cycle, see risks entitled “Our sales cycle can be lengthy, time-consuming and costly, and our inability to successfully complete sales could harm our business” and “Because we generally recognize our subscription revenues ratably over the term of our contract with a customer, fluctuations in sales will not be fully reflected in our operating results until future periods” in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

We rely on a limited number of suppliers and contract manufacturers to produce components of our solutions. We have no long-term contracts with these manufacturers and purchase from them on a purchase-order basis. Although we use a limited number of suppliers and contract manufacturers, we believe that we could find alternate suppliers or manufacturers if circumstances required us to do so, in part because a portion of the components required by our solutions are available off the shelf. For a discussion of the risks associated with our limited number of suppliers, see risks entitled “We rely on a limited number of suppliers and contract manufacturers, and our proprietary ShotSpotter sensors are manufactured by a single contract manufacturer” in Part II, Item 1A, Risk Factors included in this Quarterly Report on Form 10-Q.

We generated revenues of $20.6 million and $21.2 million for the three months ended March 31, 2023 and 2022, respectively. Revenues from sales of ShotSpotter during the three months ended March 31, 2023 and 2022 represented approximately 71% and 63% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 27% and 10% of our total revenues for the three months ended March 31, 2023, respectively, and 38% and 10% of our total revenues for the three months ended March 31, 2022, respectively.

For the three months ended March 31, 2023 and 2022, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $20.2 million and $20.8 million, respectively, or 98% of total revenues for both periods.

We had net income (loss) of $(1.8) million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. Our accumulated deficit was $94.2 million and $92.4 million at March 31, 2023 and December 31, 2022, respectively.

We have focused on rapidly growing our business and believe that our future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence and increase sales of our security solutions. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. Other challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive, and time-consuming, the fact that our typical sales cycle is often very long and difficult to estimate accurately, especially due to the changes in business cycles, funding and customer budget setting processes that have occurred through the pandemic that are continuing and periods of social unrest, and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

We will also focus on expanding our business by introducing new products and services to existing customers, such as ResourceRouter and CrimeTracer, and gaining new customers for SoundThinking Labs. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth given our large and growing installed base of police departments who trust our products, support and way of doing business. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent. Consistent with this strategy, we expanded our suite of solutions with the acquisitions of LEEDS and Forensic Logic.

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

Net New “Go-Live” Cities

Net new “go-live” cities represent the number of cities covered by deployments of our gunshot detection ShotSpotter solution that were formally approved by customers during the year, both from initial and expanded customer deployments, net of cities that ceased to be “live” during the period due to customer cancellations. New cities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities as a key business metric to measure our operational performance and market penetration. Our net new “go-live” cities in the first quarter of 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Net new “go-live” cities	6	8

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

For ShotSpotter sales to cities, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. For CrimeTracer, we generally invoice customers 100% of the total contract value when the subscription service is operational, which is often soon after contract execution. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter. For ShotSpotter, our pricing model is based on a per-square-mile basis. For ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate, contracts are priced on a customized-site basis. For ResourceRouter and CrimeTracer, pricing is generally tied to the number of sworn police officers in a particular agency. We may also offer discounts or other incentives in conjunction with all sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

With the acquisition of LEEDS, we generate revenues through the sale of (i) maintenance and support services and (ii) professional software development services to a single customer, through a sales channel intermediary. The sales channel intermediary contract includes an annual, renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders. Using its technology, CaseBuilder is our case management solution that helps automate investigative work and improve case clearance rates for which pricing is generally based on the number of sworn police officers in a particular agency.

With the acquisition of Forensic Logic, we also generate revenues from subscriptions of CrimeTracer, cloud-based data services for advanced search and analysis tools. We also provide access to this technology platform to an intermediary to either be resold or combined with their own materials, software and/or services, to create an integrated solution that is provided to their end-user customers. We recognize this revenue net of margins paid to the intermediary.

We also generate revenues from CaseBuilder Crime Gun (formerly ShotSpotter GCM™), a first-of-its-kind digital case management solution that automates the process by which key information is input, captured and used to identify associated gun crime cases leading to the identification of persons of interest. Subscriptions for CaseBuilder Crime Gun recognize revenue similar to our ShotSpotter and CrimeTracer products.

It is likely that international deployments may have different payment and billing terms due to their local laws, restrictions or other customary terms and conditions.

SoundThinking Labs projects may or may not be revenue-producing. When they are revenue-producing, they are generally sold on a cost-plus basis.

We anticipate that, due to rising costs due to inflation, our customers may still face budget shortfalls due to the increased expenditures our customers have had to endure and delays in their ability to approve proposals for contracts as a result of changes in business cycles, funding and customer budget setting processes.

Costs

Costs include the cost of revenues and impairment of property and equipment. For ShotSpotter solutions, cost of revenues primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service applications, costs related to operating our IRC, providing remote and on-site customer support and maintenance and forensic services, providing customer training and onboarding services, certain personnel and related costs of operations, stock-based compensation and allocated overheads that include information technology, facility and equipment depreciation costs.

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

For revenues generated through the sale of proprietary software licenses and related maintenance and support services and professional software development services, cost of revenues generally include employee compensation costs that are relatively fixed, third-party contractor costs, allocated facility costs and overhead, and the costs of billable expenses such as travel and lodging.

The cost of revenues for CrimeTracer is generally related to employee compensation costs and datacenter hosting services, both of which are relatively fixed.

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

We expect sales and marketing expenses will increase in the near-term in absolute dollars as we continue to grow our organization and may fluctuate from quarter to quarter based on the timing of commission expense, marketing campaigns and tradeshows.

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

We are investing in engineering resources to support further development of ResourceRouter, CaseBuilder and CrimeTracer. The focus of this effort will be in the areas of data science modeling, user experience, core application functionality and backend infrastructure improvements, including integration of ShotSpotter gunshot data to enhance forecasting of gun violence.

We are also investing in research and development resources in conjunction with our SoundThinking Labs projects and initiatives. The initial focus of these efforts is to develop innovative sensor applications as well as to test and expand the functionality of our outdoor sensors in challenging environmental conditions.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income and local and franchise tax expenses.

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended March 31, 2023 and 2022 (in thousands):

		As a % of		As a % of	Change
	2023	Revenues	2022	Revenues	$	%
Revenues	$20,620	100%	$21,214	100%	$(594)	-3%
Costs
Cost of revenues	9,243	45%	8,290	39%	953	11%
Impairment of property and equipment	72	—	—	—	—	—
Total costs	9,315	45%	8,290	39%	1,025	12%
Gross profit	11,305	55%	12,924	61%	(1,619)	(13%)
Operating expenses:
Sales and marketing	5,848	28%	5,576	26%	272	5%
Research and development	2,653	13%	2,627	12%	26	1%
General and administrative	4,616	22%	4,289	20%	327	8%
Change in fair value of contingent consideration	(6)	—	—	—	—	—
Total operating expenses	13,111	64%	12,492	59%	619	5%
Operating income (loss)	(1,806)	(9%)	432	2%	(2,238)	(518%)
Other income (expense), net	16	—	(45)	—	61	136%
Provision for income taxes	—	—	—	—	—	—
Net income (loss)	$(1,790)	(9%)	$387	2%	$(2,177)	(563%)

Revenues

The decrease in revenues of $0.6 million was primarily attributable to a $2.4 million decrease in revenues from monthly support contracts due to a delayed amendment of a contract from late 2021 into January 2022, which supplemented revenues for the first quarter of 2022. This revenue decrease was offset by a $1.4 million increase in revenues from new customers and expansion of existing customer coverage areas and a $0.4 million increase in revenues from CrimeTracer. We went live in six new ShotSpotter cities and expanded in eight current customer sites during the three months ended March 31, 2023.

Costs

The increase in cost of revenues of $1.0 million was due primarily to an increase in product costs due to the increase in our customer base and an increase in personnel costs.

Sales and Marketing Expense

Sales and marketing expense increased by $0.3 million, primarily due to a $0.6 million increase in salaries, commissions and other personnel costs and a $0.2 million increase in marketing activities, offset by a $0.5 million decrease in commission costs associated with the decreased monthly support contract revenue.

Research and Development Expense

Research and development expense remained flat compared to the prior-year period.

General and Administrative Expense

General and administrative expense increased by $0.3 million and was due primarily to a $0.6 million increase in personnel-related costs, offset by a $0.3 million reduction in legal fees.

Other Income (Expense), Net

The increase in other expense, net was due primarily to increased interest income due to rising interest rates.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. There was no provision for income taxes recorded in the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $5.1 million and accounts receivable of $22.4 million as of March 31, 2023. Our available loan facility at March 31, 2023 was $25.0 million, and as of March 31, 2023, no amounts were outstanding on our loan facility.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of $37.5 million. However, should additional working capital be needed, we can utilize our unused loan facility which was renewed on November 27, 2022. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

In January 2022, we acquired Forensic Logic for purchase consideration of $31.6 million, consisting of $4.9 million in cash, subject to working capital adjustments, 464,540 shares of our common stock that was valued at $14.3 million at the time of acquisition. The purchase consideration also included a contingent earnout payable up to $20.0 million based on Forensic Logic's revenues generated during the years ended December 31, 2022 and 2023. The earnout for 2022 was not earned, therefore no amounts will be paid in respect of this earnout in 2023. Up to $10.5 million in earnout will be payable based on Forensic Logic’s revenues generated during 2023. Any earned amounts will be payable within approximately 120 days after the end of 2023.

On November 24, 2020, we completed the acquisition of LEEDS for a purchase consideration of $21.6 million in cash, subject to working capital adjustments, and the issuance of 63,901 shares of our common stock that were valued at $2.0 million at the time of acquisition. The purchase consideration also included a contingent earnout payable based on LEEDS’ revenues generated during the years ended December 31, 2021 and 2022. The earnout for 2022 was earned, and an earnout of $1.5 million was paid in the three months ended March 31, 2023.

Stock Repurchase Program

In November 2022, we announced that our board of directors had approved a stock repurchase program (the "2022 Repurchase Program") for up to $25.0 million of our common stock. The shares could be repurchased from time to time in open market transactions, in privately negotiated transactions or by other methods in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The stock repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time.

During the three months ended March 31, 2023, we repurchased 35,369 shares of our common stock at an average price of $35.43 per share for approximately $1.3 million, under the 2022 Repurchase Program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Credit Facility

In September 2018, we entered into our Umpqua Credit Agreement, initially providing for borrowing capacity of $10.0 million. The agreement was amended in November 2022 to increase the size of our available revolving loan facility to $25.0 million. The revolving loan facility is for general working capital purposes. Our available loan facility as of March 31, 2023 was $25.0 million. There were no borrowings outstanding as of March 31, 2023 and December 31, 2022.

Cash Flows

Comparison of Three Months Ended March 31, 2023 and 2022

The following table presents a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(1,198)	$1,283
Investing activities	(1,560)	(6,526)
Financing activities	(2,629)	(1,621)
Net change in cash and cash equivalents	$(5,387)	$(6,864)

Operating Activities

Our net income (loss) and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

We used $1.2 million of net cash in operating activities in the three months ended March 31, 2023 compared to $1.3 million of cash being provided during the same period of 2022, primarily due to a $9.7 million decrease in deferred revenue, a $1.1 million increase in payments for personnel costs, a $0.4 million decrease in cash collected, a $0.5 million increase in other expenses, offset by a $9.2 million increase in accounts receivable.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Investing activities used $1.6 million in the three months ended March 31, 2023. This was primarily driven by investments in property and equipment installed for new deployments for our solutions in customer coverage areas. Investing activities used $6.5 million in the three months ended March 31, 2022 primarily driven by the acquisition of Forensic Logic for $4.6 million as well as investments in property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan purchases offset by payments for repurchases of our common stock and contingent earnout liabilities.

Financing activities used $2.6 million in the three months ended March 31, 2023. This was driven by the payout of $1.5 million for the LEEDS contingent consideration and $1.2 million in payments for repurchases of our common stock, offset by $0.1 million in proceeds from the exercise of stock options. Financing activities used $1.6 million during the three months ended March 31, 2022, which was driven by $1.6 million in payments for repurchases of our common stock.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K and the notes to the audited consolidated financial statements appearing in our 2022 Annual Report on Form 10-K. For the significant or material changes in our critical accounting policies during the three months ended March 31, 2023 see Note 2, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the notes to our consolidated financial statements included in our 2022 Annual Report on Form 10-K for a summary of recently issued accounting pronouncements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates and inflation.

There were no material changes in our market risk during the three months ended March 31, 2023, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures About Market Risk section of our 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Systems and Organizations Controls 2 (“SOC2”) and Criminal Justice Information Services (“CJIS”) requirements could potentially cause obligations that we are not able to completely perform which could adversely affect our reputation and sales, as well as the availability of our solutions in certain markets.
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
•
maintain our competitive and technology leadership position; and
•
manage our business successfully through macroeconomic pressures, such as inflation, rising interest rates, and recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, and any resulting impact on economic conditions, including conditions impacting the availability of funding for our public safety solution.

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
•
fluctuations in our effective tax rate;
•
the concentration of our revenue in a small number of large contracts with the potential for fluctuations and delays; and
•
general economic factors, such as inflation, rising interest rates, recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, and political conditions, both domestically and internationally, and continuing effects of the COVID-19 pandemic.

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

We had a net loss of $1.8 million for the three months ended March 31, 2023 and as of March 31, 2023, we had an accumulated deficit of $94.2 million. Although we posted net income in 2019, 2020 and 2022, we had a net loss in 2021 and we had net losses prior to 2019. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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
•
general and administrative expenses.

These investments may not result in increased revenues or growth in our business. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to maintain profitability over the long term. Rising inflation rates has resulted in decreased demand for our products and services and has increased our operating costs. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not maintain profitability in the future.

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
•
macro- and/or local economic changes, such as inflation, rising interest rates, and recent and potential future disruption in access to bank deposits and lending commitments due to bank failures, that may affect customer funding;
•
changes in elected or appointed officials;
•
changes in public perception of the accuracy of our solutions and the appropriate use of our solutions by law enforcement, including as a result of negative publicity; and
•
changes in laws or public sentiment regarding privacy or surveillance.

For example, in April 2023, Brandon Johnson, who has publicly indicated his desire to end the City of Chicago’s contract with us, became Chicago’s Mayor. Our existing contract with the City of Chicago will remain in effect until February 2024 and we may not be able to renew or extend our contract on reasonable terms, if at all. The City of Chicago is one of our largest customers and represented 10% of our total revenues for the three months ended March 31, 2023 and 2022, and 10% of our total revenues for the year ended December 31, 2022. In addition, we are experiencing a delay in our ShotSpotter renewal with Puerto Rico, which represented 0.9% and 2.5% of our total revenues for the three months ended March 31, 2023 and 2022, respectively, and 2.6% of our total revenues for the year ended December 31, 2022. If we are unable to renew our contract with the City of Chicago or Puerto Rico, this could have a material adverse effect on our operating results.

The recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflict between Ukraine and Russia, continuing effects of the COVID-19 pandemic, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, could also cause or exacerbate any of the foregoing. The occurrence of any of the foregoing would impede or delay our ability to maintain or increase the amount of revenues derived from these customers, which could have a material adverse effect on our business, operating results and financial condition.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not. During periods of economic uncertainty resulting from the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflict between Ukraine and Russia, continuing effects of the COVID-19 pandemic, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, these risks are more pronounced than usual, as government entities struggle with reduced levels of resources related to implications of such global events.

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

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our other products, such as CaseBuilder (formerly ShotSpotter Investigate) and ResourceRouter (formerly ShotSpotter Connect), drives our ability to increase our revenues. Most of our ShotSpotter customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate, or may even decline. During periods of economic uncertainty resulting from recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflict between Ukraine and Russia, continuing effects of the COVID-19 pandemic, and other macroeconomic pressures in the United States and the global economy, such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our SoundThinking solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers; geopolitical developments and other macroeconomic pressures as described above; our ability to expand CaseBuilder; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of SoundThinking solutions by existing public safety customers or adding new customers, our revenues and growth prospects would suffer.

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

In addition, in 2011 the Federal Bureau of Investigation’s (the “FBI”) Criminal Justice Information Services Division (the “CJIS”) issued the CJIS Security Policy, a set of standards for organizations that access criminal justice information (“CJI”). CJIS developed this policy to better protect the data it delivers to federal, state and local law enforcement agencies, from services like the National Crime Information Center, the Integrated Automated Fingerprint Identification System and the National Incident Based Reporting System. The policy is also designed to protect CJI that comes from sources other than the FBI. As part of the process of implementing CaseBuilder for a customer, we will have to complete a rigorous application process to become an approved CJIS compliant vendor. While this CJIS compliant vendor approval process is based upon the FBI’s CJIS Security Policy, a separate process will have to be completed in each state where CaseBuilder will be implemented.

We are continually improving our security, compliance, and processes. Our general processes are based on the NIST-800-53 standard with some aspects also being controlled by CJIS. In the fourth quarter of 2022, an audit of our processes under a SOC2 Type 2 audit was completed. These initiatives require fiscal and time investments. Failure to obtain a SOC2 Type 2 audit report or to be compliant with the CJIS standard could adversely affect our reputation and sales, as well as the availability of our solutions in certain markets.

Additionally, events affecting our customers’ budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed. During periods of economic uncertainty resulting from the recent and potential future disruptions in access to bank capital and lending commitments due to bank failures, geopolitical developments such as the conflict between Ukraine and Russia, continuing effects of the COVID-19 pandemic, and other macroeconomic pressures in the United States and the global economy, such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, conditions resulting from changes in gross domestic product growth, labor market shortages, inflation, interest rates, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine, terrorist attacks, climate change and infectious disease outbreaks, such as the COVID-19 pandemic, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

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

Governmental agencies and private citizens have become increasingly sensitive to real or perceived government or third-party surveillance and may wrongly believe that our outdoor sensors allow customers to listen to private conversations and monitor private citizen activity. Our sensors are not designed for “live listening” and are triggered only by loud impulsive sounds that may likely be gunfire. However, perceived privacy concerns may result in negative media coverage and efforts by private citizens to persuade municipalities, educational institutions or other potential customers not to purchase our precision policing solutions for their communities, campuses or facilities. In addition, laws may exist or be enacted to address such concerns that could impact our ability to deploy our solutions. For example, the City of Toronto, Canada decided against using SoundThinking solutions because the Ministry of the Attorney General of Ontario indicated that it may compromise Section 8 of Canada’s Charter of Rights and Freedoms, which relates to unreasonable search and seizure. If customers choose not to purchase our solutions due to privacy or surveillance concerns, then the market for our solutions may develop more slowly than we expect, or it may not achieve the growth potential we expect, any of which would adversely affect our business and financial results.

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

Part of our growth strategy depends on our ability to increase sales of our security and public safety solutions in markets outside of the United States. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer. During periods of economic uncertainty resulting from the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflict between Ukraine and Russia, continuing effects of the COVID-19 pandemic, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual.

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

Promoting and demonstrating the utility of our solutions as useful, reliable and important tools for law enforcement and security personnel is critical to the success of our business. Our ability to secure customer renewals, expand existing customer coverage areas, and enter into new customer contracts is dependent on our reputation and our ability to deliver our solutions effectively. We believe that our reputation among police departments using SoundThinking solutions is particularly important to our success. Our ability to meet customer expectations will depend on a wide range of factors, including:

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

.Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and results of operations.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”) and in November 2022, we amended the Umpqua Credit Agreement to, among other things, extend the maturity date from November 27, 2022 to October 15, 2024, increase the revolving credit commitment from $20.0 million to $25.0 million and increase the letter of credit sub-facility from $6.0 million to $7.5 million. During the three months ended March 31, 2023, we utilized $5.0 million of the letter of credit sub-facility related to a customer contract requirement. We had no amounts outstanding as of March 31, 2023.

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

The market for security solutions for university campuses, corporate campuses and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence. Because there are several possible uses of funds for security needs, we may face increased challenges in demonstrating or distinguishing the benefits of ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate. In particular, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering was limited, and as a result, in June 2018, we made the strategic decision to cease indoor coverage as part of our service offering.

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

We acquired LEEDS in November 2020 and Forensic Logic in January 2022 in order to enhance our SafetySmart platform. We will continue to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our platform and applications, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

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

We rely on the cooperation of customers and third parties to permit us to install our ShotSpotter sensors on their facilities, and failure to obtain these rights could increase our costs or limit the effectiveness of our ShotSpotter solution.

Our ShotSpotter solution requires us to deploy ShotSpotter sensors in our customer coverage areas, which typically entails the installation of approximately 15 to 25 sensors per square mile. The ShotSpotter sensors are mounted on city facilities and third-party buildings, and occasionally on city or utility-owned light poles, and installing the sensors requires the consent of the property owners, which can be time-consuming to obtain and can delay deployment. Generally, we do not pay a site license fee in order to install our sensors, and our contractual agreements with these facility owners provide them the right to revoke permission to use their facility with notice of generally 60 days.

To the extent that required consents delay our ability to deploy our solutions or facility owners do not grant permission to use their facilities, revoke previously granted permissions, or require us to pay a site license fee in order to install our sensors, our business may be harmed. If we were required to pay a site license fee in order to install sensors, our deployment expenses would increase, which would impact our gross margins. If we cannot obtain a sufficient number of sensor mounting locations that are appropriately dispersed in a coverage area, the effectiveness of our ShotSpotter solution would be limited, and we may need to reduce the coverage area of the solution. During the COVID-19 pandemic, our installation team has been unable to travel at times. Additionally, both our installation team and our third-party providers are facing greater challenges in obtaining permissions to install and in installing our sensors. To the extent our deployments are delayed for these reasons, we may not be able to meet our service level requirements, any of which could result in customer dissatisfaction or have a material adverse impact on our reputation, our business and our financial results.

If we lose our ability to share a significant agency’s dataset in our CrimeTracer platform, our ability to sell that product may be adversely affected.

Agencies typically share their private CJIS data sets with us through subscription agreements. If we lose access to their data sets because of a technical problem, such as a ransomware attack, or other issues that arise through no fault of our own that makes that data set inaccessible, this may result in the loss of a customer to a competitor, subscriptions not being renewed and may make it more difficult to sell CrimeTracer in that geographic region and to the federal market.

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

We rely on a limited number of suppliers and contract manufacturers. In particular, we use a single manufacturer, with which we have no long-term contract and from which we purchase on a purchase-order basis, to produce our proprietary ShotSpotter sensors. Our reliance on a sole contract manufacturer increases our risks since we do not currently have any alternative or replacement manufacturers, and we do not maintain a high volume of inventory. In the event of an interruption in our supply from our sole contract manufacturer, we may not be able to develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if one of our contract manufacturers is impacted by a natural disaster or other interruption at a particular location because each of our contract manufacturers produces our products from a single location. Although each of our contract manufacturers has alternative manufacturing locations, transferring manufacturing to another location may result in significant delays in the availability of our sensors. Also, many standardized components used broadly in our sensors are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted regional crises, or issues with manufacturing facilities could lead to eventual shortages of necessary components. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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
•
restrictions on the transfer of funds;

•
deterioration of political relations between the United States and other countries; and
•
political or social unrest, global pandemics such as the COVID-19 pandemic, or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.

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

For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), that applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and creating a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely.

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

As of March 31, 2023, we had federal net operating loss carryforwards (“NOLs”) of approximately $66.9 million, of which $62.0 million will begin to expire in 2028, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of March 31, 2023, we also had state NOLs of approximately $48.3 million, which began expiring in 2023. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended

(“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of March 31, 2023, we had 33 issued patents directed to our technologies, 26 in the United States, two in Brazil, one each in Israel, Mexico, the United Kingdom, France and Germany. The issued patents expire on various dates from 2023 to 2034. We also license one patent from a third party, which expires in November 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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
•
the impact of recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, continuing effects of the COVID-19 pandemic, and other macroeconomic pressures;
•
general economic conditions in the United States and abroad;
•
other events or factors, including those resulting from pandemics, protests against racial inequality, protests against police brutality and movements such as “Defund the Police,” war, incidents of terrorism or responses to these events; and
•
negative publicity, including false information, regarding our solutions.

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

Certain holders of our shares of common stock have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”). In addition, non-affiliates have the ability to sell shares of our common stock in the open market or through block trades without being subject to volume restrictions under Rule 144 of the Securities Act. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock. In the event a large number of shares of common stock are sold in the public market, such share sales could reduce the trading price of our common stock.

Stock repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our stock repurchase program will enhance long-term stockholder value.

In November 2022, our board of directors approved a new stock repurchase program for up to $25.0 million of our common stock, of which $1.3 million was utilized as of March 31, 2023. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2023 - January 31, 2023	—	—	—	$25,000
February 1, 2023 - February 28, 2023	3,983	$34.26	3,983	$24,864
March 1, 2023 - March 31, 2023	31,386	$35.58	31,386	$23,747
Total	35,369	$35.43	35,369

(1)

All repurchases were made as part of our publicly announced stock repurchase program. In November 2022, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $25 million of our common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our stock repurchase program, see Note 10, Stock Repurchase Program, of the accompanying notes to the condensed consolidated financial statements.

Item 6. Exhibits

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	April 11, 2023
3.2	Amended and Restated Bylaws	8-K	001-38107	3.2	April 11, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

SOUNDTHINKING, INC.

Date: May 12, 2023	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: May 12, 2023	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer