Form 10-Q
period 2023-06-30
SOUNDTHINKING, INC.
filed 2023-08-10
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023 the registrant had 12,229,332 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SoundThinking, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	Unaudited
Assets
Current assets
Cash and cash equivalents	$3,925	$10,479
Accounts receivable and contract asset, net	27,600	30,957
Prepaid expenses and other current assets	3,520	3,225
Total current assets	35,045	44,661
Property and equipment, net	21,848	21,988
Operating lease right-of-use assets	2,781	3,240
Goodwill	22,971	22,971
Intangible assets, net	25,198	27,318
Other assets	2,836	2,570
Total assets	$110,679	$122,748
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,324	$1,633
Deferred revenue, short-term	37,098	41,907
Accrued expenses and other current liabilities	9,387	9,965
Total current liabilities	47,809	53,505
Deferred revenue, long-term	1,897	1,813
Deferred tax liability	852	685
Other liabilities	2,058	5,800
Total liabilities	52,616	61,803
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,229,335 and 12,243,929 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	62	62
Additional paid-in capital	155,251	153,573
Accumulated deficit	(96,887)	(92,400)
Accumulated other comprehensive loss	(363)	(290)
Total stockholders' equity	58,063	60,945
Total liabilities and stockholders' equity	$110,679	$122,748

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$22,075	$20,016	$42,695	$41,230
Costs
Cost of revenues	9,413	8,367	18,656	16,657
Impairment of property and equipment	—	—	72	—
Total costs	9,413	8,367	18,728	16,657
Gross profit	12,662	11,649	23,967	24,573

Operating expenses
Sales and marketing	7,443	5,794	13,291	11,370
Research and development	3,057	2,534	5,710	5,161
General and administrative	5,513	3,555	10,129	7,844
Change in fair value of contingent consideration	(999)	(3,437)	(1,005)	(3,437)
Total operating expenses	15,014	8,446	28,125	20,938
Operating income (loss)	(2,352)	3,203	(4,158)	3,635
Other income (expense), net
Interest income, net	52	7	106	15
Other expense, net	(53)	(200)	(91)	(253)
Total other income (expense), net	(1)	(193)	15	(238)
Income (loss) before income taxes	(2,353)	3,010	(4,143)	3,397
Provision for income taxes	344	—	344	—
Net income (loss)	$(2,697)	$3,010	$(4,487)	$3,397
Net income (loss) per share, basic	$(0.22)	$0.25	$(0.37)	$0.28
Net income (loss) per share, diluted	$(0.22)	$0.24	$(0.37)	$0.28
Weighted-average shares used in computing net income (loss) per share, basic	12,224,501	12,145,993	12,238,432	12,151,450
Weighted-average shares used in computing net income (loss) per share, diluted	12,224,501	12,309,701	12,238,432	12,304,767

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(2,697)	$3,010	$(4,487)	$3,397
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of taxes	(56)	(96)	(73)	(24)
Comprehensive income (loss)	$(2,753)	$2,914	$(4,560)	$3,373

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	12,243,929	$62	$153,573	$(92,400)	$(290)	$60,945
Exercise of stock options	10,063	—	127	—	—	127
Repurchase of common stock	(35,369)	—	(1,256)	—	—	(1,256)
Issuance of common stock from RSUs vested	25,157	—	—	—	—	—
Stock-based compensation	—	—	2,220	—	—	2,220
Foreign currency translation loss	—	—	—	—	(17)	(17)
Net loss	—	—	—	(1,790)	—	(1,790)
Balance at March 31, 2023	12,243,780	62	154,664	(94,190)	(307)	60,229
Exercise of stock options	4,097	—	17	—	—	17
Repurchase of common stock	(100,401)	—	(2,392)	—	—	(2,392)
Issuance of common stock from ESPP purchases	25,193	—	483	—	—	483
Issuance of common stock from RSUs vested	56,666	—	—	—	—	—
Stock-based compensation	—	—	2,479	—	—	2,479
Foreign currency translation loss	—	—	—	—	(56)	(56)
Net loss	—	—	—	(2,697)	—	(2,697)
Balance at June 30, 2023	12,229,335	$62	$155,251	$(96,887)	$(363)	$58,063

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2022	11,703,430	$58	$132,780	$(98,785)	$(238)	$33,815
Exercise of stock options	8,528	—	13	—	—	13
Repurchase of common stock	(57,623)	—	(1,634)	—	—	(1,634)
Issuance of common stock from RSUs vested	22,755	—	—	—	—	—
Issuance of common stock from acquisition	464,540	3	14,263	—	—	14,266
Stock-based compensation	—	—	1,855	—	—	1,855
Foreign currency translation loss	—	—	—	—	73	73
Net income	—	—	—	387	—	387
Balance at March 31, 2022	12,141,630	61	147,277	(98,398)	(165)	48,775
Exercise of stock options	686	—	2	—	—	2
Repurchase of common stock	(49,369)	—	(1,450)	—	—	(1,450)
Issuance of common stock from ESPP purchases	20,630		489			489
Issuance of common stock from RSUs vested	41,198	—	—	—	—	—
Stock-based compensation	—	—	2,131	—	—	2,131
Foreign currency translation loss	—	—	—	—	(96)	(96)
Net income	—	—	—	3,010	—	3,010
Balance at June 30, 2022	12,154,775	$61	$148,449	$(95,388)	$(261)	$52,861

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(4,487)	$3,397
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,419	3,149
Amortization of intangible assets	2,160	1,389
Impairment of property and equipment	72	—
Stock-based compensation	4,699	3,986
Change in fair value of contingent consideration	(1,005)	(3,437)
Deferred taxes	168
Provision for accounts receivable	252	(74)
Changes in operating assets and liabilities:
Accounts receivable and contract asset, net	3,104	(11,525)
Prepaid expenses and other assets	(561)	(306)
Accounts payable	(432)	(160)
Accrued expenses and other liabilities	(1,359)	(301)
Deferred revenue	(4,725)	3,662
Net cash provided by (used in) operating activities	1,305	(220)
Cash flows from investing activities:
Purchase of property and equipment	(3,216)	(4,753)
Investment in intangible and other assets	(50)	(17)
Business acquisition, net of cash acquired	—	(4,618)
Net cash used in investing activities	(3,266)	(9,388)
Cash flows from financing activities:
Payment of contingent consideration liability	(1,500)	—
Proceeds from exercise of stock options	144	15
Repurchases of common stock	(3,648)	(3,084)
Proceeds from employee stock purchase plan	483	489
Net cash used in financing activities	(4,521)	(2,580)
Change in cash, cash equivalents and restricted cash	(6,482)	(12,188)
Effect of exchange rate on cash and cash equivalents	(72)	(22)
Cash, cash equivalents and restricted cash at beginning of year	10,479	15,636
Cash, cash equivalents and restricted cash at end of period	$3,925	$3,426

Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$528	$1,103
Estimated fair value of contingent consideration	$—	$12,400
Fair value of common stock issued as consideration for business acquisition	$—	$14,266

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

In April 2023, ShotSpotter, Inc. changed its name to SoundThinking, Inc. (the “Company”), reflecting its broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebrand, the Company introduced its SafetySmart Platform™ that includes four data-driven tools including its flagship product, ShotSpotter® (formerly ShotSpotter Respond), the leading outdoor gunshot detection, location and alerting system trusted by 158 cities and over 20 universities and corporations as of June 30, 2023. CrimeTracer™ (formerly COPLINK X) is a leading law enforcement search engine that enables investigators to search through more than 1 billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve crimes. CaseBuilder™ (formerly ShotSpotter Investigate) is a one-stop investigative management system for tracking, reporting, and collaborating on cases. ResourceRouter™ (formerly ShotSpotter Connect) directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety. The Company offers its solutions on a software-as-a-service subscription model to its customers. SoundThinking Labs supports innovative uses of the Company's technology to help protect wildlife and the environment. Additionally, the Company provides maintenance and support services and professional software development services to a single customer, through a sales channel intermediary.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at two domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation ("FDIC") and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of June 30, 2023, the Company had $2.9 million and $7,000 on hand in separate respective accounts with the Company's two domestic financial institutions, for which only $250,000 per bank is insured under FDIC limits.

Concentration of Accounts Receivable and Contract Asset – At June 30, 2023, two customers accounted for 30% and 14% of the Company’s total accounts receivable and contract asset, net. At December 31, 2022, two customers accounted for 23% and 17%, respectively, of the Company’s total accounts receivable and contract asset, net.

Concentration of Revenues – For the three months ended June 30, 2023, two customers accounted for 25% and 9% of the Company’s total revenues. For the three months ended June 30, 2022, two customers accounted for 32% and 10% of the Company’s total revenues. For the six months ended June 30, 2023, two customers accounted for 26% and 10% of the Company’s total revenues. For the six months ended June 30, 2022, two customers accounted for 35% and 10% of the Company’s total revenues.

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

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$37,459	$35,508	$43,720	$26,710
Deferred revenues acquired (Note 4 - Business Acquisitions)	—	—	—	5,382
New billings	23,309	20,179	37,457	44,705
Revenue recognized during the year from beginning balance	(14,505)	(13,361)	(26,071)	(19,549)
Revenue recognized during the year from new billings	(7,263)	(6,563)	(16,111)	(21,492)
Foreign currency impact	(5)	(7)	—	—
Ending balance	$38,995	$35,756	$38,995	$35,756

The following table presents remaining performance obligations for contractually committed revenues as of June 30, 2023 (in thousands):

Remainder of 2023	$37,704
2024	45,737
2025	21,734
Thereafter	10,332
Total	$115,507

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of June 30, 2023 and amounts under contract that will be invoiced after June 30, 2023.

During the three months ended June 30, 2023, the Company recognized revenues of $21.6 million from customers in the United States, and $0.5 million from customers in the Bahamas and South Africa. During the six months ended June 30, 2023, the Company recognized revenues of $41.8 million from customers in the United States, and $0.9 million from customers in the Bahamas and South Africa.

During the three months ended June 30, 2022, the Company recognized revenues of $19.8 million from customers in the United States, and $0.2 million from customers in the Bahamas and South Africa. During the six months ended June 30, 2022, the Company recognized revenues of $40.7 million from customers in the United States, and $0.5 million from customers in the Bahamas and South Africa.

During the three months ended June 30, 2023, the Company recognized revenues of $20.9 million from monthly subscription, maintenance and support services, and $1.2 million from professional software development services. During the six months ended June 30, 2023, the Company recognized revenues of $40.4 million from monthly subscription, maintenance and support services, and $2.3 million from professional software development services.

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

Acquisition-related expenses totaled $0.1 million, which is included in general and administrative expense for the six months ended June 30, 2022.

Note 5. Fair Value Measurements

In November 2020, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of LEEDS, LLC ("LEEDS"), by using the Monte Carlo simulation approach, to be $0.2 million as of the acquisition date. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by Accounting Standards Codification 820-10-35-37, (“ASC 820”). In May 2023, the Company renamed LEEDS to Technologic Solutions, LLC (“Technologic”). During the fourth quarter of 2021, the fair value of the contingent consideration was increased by $1.3 million based upon estimated 2022 revenue targets, representing an adjustment to the most likely outcome expected for the liability. During the six months ended June 30, 2023, the Company paid the $1.5 million Technologic contingent consideration balance, in full settlement of its obligations under the purchase agreement.

In January 2022, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of Forensic Logic, by using a Monte Carlo Simulation approach, to be $12.4 million as of the acquisition date. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820. During the year ended December 31, 2022, and the six months ended June 30, 2023, the fair value of the contingent consideration was decreased by $9.2 million and $1.0 million, respectively, based upon revised estimated 2022 and 2023 revenue targets due to delays in certain expected contracts by a small number of significant potential customers and smaller renewals, respectively.

The changes in the fair value of contingent consideration liabilities for the six months ended June 30 2023 and 2022 are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning balance	$4,746	$1,500
Payment of contingent consideration liability	(1,500)	—
Contingent consideration - Forensic Logic (Note 4 - Business Acquisition)	—	12,400
Change in fair value of contingent consideration	(1,005)	(3,437)
Ending balance	$2,241	$10,463

There were no transfers into or out of Level III during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, contingent consideration of $2.2 million is included in accrued expenses and other current liabilities in the condensed consolidated balance sheet.

Note 6. Goodwill

The change in goodwill is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Beginning balance	$22,971	$2,816
Acquisition of Forensic Logic (Note 4 - Business Acquisition)	—	20,155
Change during the period	—	—
Ending balance	$22,971	$22,971

Note 7. Intangible Assets, net

Intangible assets consist of the following (in thousands):

	June 30, 2023
	Gross	Accumulated Amortization	Net
Customer relationships	$22,970	$(3,574)	$19,396
Acquired software technology	7,140	(1,453)	5,687
Patents	1,266	(1,151)	115
Tradename	1,000	(1,000)	—
Total intangible assets, net	$32,376	$(7,178)	$25,198

	December 31, 2022
	Gross	Accumulated Amortization	Net
Customer relationships	$22,970	$(2,760)	$20,210
Acquired software technology	7,140	(1,015)	6,125
Patents	1,227	(1,133)	94
Tradename	1,000	(111)	889
Total intangible assets, net	$32,337	$(5,019)	$27,318

Intangible amortization expense was approximately $1.5 million and $2.2 million for the three and six months ended June 30, 2023, respectively. The tradename related to COPLINK X was abandoned as a result of the rebranding to CrimeTracer that occurred in April 2023, and is fully amortized as of June 30, 2023. Intangible amortization expense was approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively.

The following table presents future intangible asset amortization as of June 30, 2023 (in thousands):

Remainder of 2023	$1,279
2024	2,551
2025	2,533
2026	2,495
2027	2,483
Thereafter	13,857
Total	$25,198

Note 8. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract asset, net (in thousands):

	June 30,	December 31,
	2023	2022
Accounts receivable	$23,699	$28,790
Contract asset	4,135	2,167
Allowance for credit losses	(234)	—
	$27,600	$30,957

Prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2023	2022
Deferred commissions	$1,084	$1,040
Prepaid software and licenses	843	647
Other prepaid expenses	678	236
Prepaid insurance	686	724
Short-term deposits	143	363
Other	86	215
	$3,520	$3,225

Other assets (long-term) (in thousands):

	June 30,	December 31,
	2023	2022
Deferred commissions	$2,709	$2,552
Other	127	18
	$2,836	$2,570

Accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2023	2022
Personnel-related accruals	$4,839	$5,971
Contingent consideration liability	2,241	1,500
Professional fees	941	441
Operating lease liabilities	931	868
Income tax payable	136	385
Sales/use tax payable	71	257
Other	228	543
	$9,387	$9,965

Other liabilities (long-term) (in thousands):

	June 30,	December 31,
	2023	2022
Operating lease liabilities	$2,058	$2,554
Contingent consideration liability	—	3,246
	$2,058	$5,800

Note 9. Related Party Transactions

During the three and six months ended June 30, 2023, the Company recognized approximately $32,000 and $39,000, respectively in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders. During the three and six months ended June 30, 2022, the Company recognized approximately $43,000 and $59,000, respectively in revenues from such SoundThinking Labs projects.

Note 10. Stock Repurchase Program

During the six months ended June 30, 2023, the Company repurchased 135,770 shares of its common stock at an average price of $26.82 per share for $3.6 million, under the stock repurchase program. During the six months ended June 30, 2022, the Company repurchased 106,992 shares of its common stock at an average price of $28.81 per share for $3.1 million, under the stock repurchase program.

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

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(2,697)	$3,010	$(4,487)	$3,397
Denominator:
Weighted-average shares outstanding, basic	12,224,501	12,145,993	12,238,432	12,151,450
Weighted-average shares outstanding, diluted	12,224,501	12,309,701	12,238,432	12,304,767
Net income (loss) per share, basic	$(0.22)	$0.25	$(0.37)	$0.28
Net income (loss) per share, diluted	$(0.22)	$0.24	$(0.37)	$0.28

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	1,498,511	1,064,330	1,498,511	1,076,015
Unvested restricted stock units	322,052	109,723	322,052	255,060
Total	1,820,563	1,174,053	1,820,563	1,331,075

Note 12. Equity Incentive Plans

Stock options:

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the "2005 Plan") and 2017 Equity Incentive Plan (the “2017 Plan") during the six months ended June 30, 2023 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)
Outstanding at December 31, 2022	1,256,056	$28.20
Granted	295,108	$32.09	$19.24
Exercised	(14,160)	$10.22		$320
Canceled	(38,493)	$30.00
Outstanding at June 30, 2023	1,498,511	$29.09

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

Restricted stock units:

A summary of restricted stock unit ("RSU") activities under the 2017 Plan during the six months ended June 30, 2023 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2022	223,821	$29.21
Granted	190,243	$30.49
Vested	(81,823)	$28.87	$2,362
Forfeited	(10,189)	$28.08
Unvested RSUs at June 30, 2023	322,052	$30.09

2017 Employee Stock Purchase Plan

There were 25,193 shares of common stock issued under the 2017 Employee Stock Purchase Plan ("2017 ESPP") during the three and six months ended June 30, 2023. The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2023 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 640,974 as of June 30, 2023.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$484	$527	$958	$983
Sales and marketing	490	445	929	909
Research and development	346	284	640	518
General and administrative	1,159	875	2,172	1,576
Total	$2,479	$2,131	$4,699	$3,986

Note 13. Financing Arrangements

Credit Agreement

On September 27, 2018, the Company entered into a Credit Agreement with Umpqua Bank (the “Umpqua Credit Agreement”), which allowed the Company to borrow up to $10.0 million under a revolving loan facility (the “Revolving Facility”). On November 23, 2022, the Company entered into a Fifth Amendment to the Umpqua Credit Agreement (the “Amendment”), which amended the terms of the Umpqua Credit Agreement to, among other things, (1) extend the maturity date from November 27, 2022 to October 15, 2024, (2) increase the revolving credit commitment from $20.0 million to $25.0 million, (3) increase the letter of credit sub-facility from $6.0 million to $7.5 million, (4) remove the minimum profitability covenants and (5) replace the LIBOR index rate with a Term Secured Overnight Financing Rate index rate.

Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility. The available loan facility as of June 30, 2023 and December 31, 2022 was approximately $25.0 million and $20.0 million, respectively. There were no borrowings outstanding as of June 30, 2023 and December 31, 2022.

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

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement and civic leadership. In April 2023, we changed the company name ShotSpotter, Inc. to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebrand, we introduced our SafetySmart Platform™ that includes four data-driven tools including our flagship product, ShotSpotter® (formerly ShotSpotter Respond), our leading outdoor gunshot detection, location and alerting system trusted by 158 cities and over 20 universities and corporations as of June 30, 2023. CrimeTracer™ (formerly COPLINK X), a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases. CaseBuilder™ (formerly ShotSpotter Investigate), a one-stop investigative management system for tracking, reporting, and collaborating on cases. And ResourceRouter™ (formerly ShotSpotter Connect), which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety. We offer our solutions on a software-as-a-service subscription model to our customers. SoundThinking Labs supports innovative uses of the Company's technology to help protect wildlife and the environment.

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

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate, and CaseBuilder are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution is also sold on a subscription basis. As of June 30, 2023, we had ShotSpotter coverage areas under contract for approximately 1,130 square miles, of which 1,079 square miles had gone live. Coverage areas under contract included 158 cities and over 20 universities and corporations across the United States, South Africa and the Bahamas, including some of the largest cities in the United States. Most of our revenue is attributable to customers based in the United States. We expect to go live with approximately 140 total miles in 2023.

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

We acquired LEEDS, LLC ("LEEDS") in November 2020 to expand our suite of solutions and from which we generate revenues through the sale of (i) maintenance and support services and (ii) professional software development services to a single customer, through a sales channel intermediary. Using its technology, we introduced ShotSpotter Investigate, now CaseBuilder, in the second quarter of 2021. CaseBuilder is our case management solution that helps automate investigative work and improve case clearance rates – addressing an inefficiency problem for many agencies that have had to rely on multiple disparate systems to work cases. Using the software, investigators benefit from a single digital case folder that includes all elements related to a case. Analytical and collaboration tools help investigators connect the dots and share information faster while reporting helps package cases for command staff and prosecutors. With CaseBuilder, we offer a more complete platform to enable intelligence-driven prevention, response to, and investigation of crime for local, state and federal agencies. In May 2023, we renamed LEEDS to Technologic Solutions, LLC (“Technologic”).

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

We generated revenues of $22.1 million and $20.0 million for the three months ended June 30, 2023 and 2022, respectively. Revenues from sales of ShotSpotter during the three months ended June 30, 2023 and 2022 represented approximately 73% and 67% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 25% and 9% of our total revenues for the three months ended June 30, 2023, respectively, and 32% and 10% of our total revenues for the three months ended June 30, 2022, respectively.

We generated revenues of $42.7 million and $41.2 million for the six months ended June 30, 2023 and 2022, respectively. Revenues from sales of ShotSpotter during the six months ended June 30, 2023 and 2022 represented approximately 72% and 65% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 26% and 10% of our total revenues for the six months ended June 30, 2023, respectively, and 35% and 10% of our total revenues for the six months ended June 30, 2022, respectively.

For the three months ended June 30, 2023 and 2022, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $21.6 million and $19.8 million, respectively, or 98% and 99% of total revenues, respectively. For the six months ended June 30, 2023 and 2022, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $41.8 million and $40.7 million, respectively, or 98% and 99% of total revenues, respectively.

We may not be able to renew or extend our contract with the City of Chicago when it expires in February 2024 and we are experiencing a delay in our ShotSpotter renewal with Puerto Rico. For a discussion of the risks associated with our contract renewals see the risk entitled “Our success depends on maintaining and increasing our sales, which depends on factors we cannot control, including the availability of funding to our customers” in Part II, Item 1A, Risk Factors included in this Quarterly Report on Form 10-Q.

We had net income (loss) of $(2.7) million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively, and net income (loss) of $(4.5) million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively. Our accumulated deficit was $96.9 million and $92.4 million at June 30, 2023 and December 31, 2022, respectively.

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

We will also focus on expanding our business by introducing new products and services to existing customers, such as ResourceRouter and CrimeTracer, and gaining new customers for SoundThinking Labs. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth given our large and growing installed base of police departments who trust our products, support and way of doing business. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent. Consistent with this strategy, we expanded our suite of solutions with the acquisitions of Technologic and Forensic Logic.

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

Net New “Go-Live” Cities

Net new “go-live” cities represent the number of cities covered by deployments of our gunshot detection ShotSpotter solution that were formally approved by customers during the period, both from initial and expanded customer deployments, net of cities that ceased to be “live” during the period due to customer cancellations. New cities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities as a key business metric to measure our operational performance and market penetration. Our net new “go-live” cities in the three and six month periods ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net new “go-live” cities	8*	3	14*	11

* We went live in seven new ShotSpotter cities and a new university and 13 new ShotSpotter cities and a new university for the three and six months ended June 30, 2023, respectively.

Components of Results of Operations

Presentation of Financial Statements

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenues

We derive the majority of our revenues from subscription services. We recognize subscription fees ratably, on a straight-line basis, over the term of the subscription, which for new customers is typically one to three years in length. Customer contracts include one-time set-up fees for the set-up of our sensors in the customer’s coverage areas, training and third-party integration licenses. If the set-up fees are deemed to be a material right, they are recognized ratably over three years depending on the contract term. Training and third-party integration license fees are recognized upon delivery.

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

Through Technologic, we generate revenues through the sale of (i) maintenance and support services and (ii) professional software development services to a single customer, through a sales channel intermediary. The sales channel intermediary contract includes a renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders. Using Technologic's technology, CaseBuilder is our case management solution that helps automate investigative work and improve case clearance rates for which pricing is generally based on the number of sworn police officers in a particular agency.

Through Forensic Logic, we generate revenues from subscriptions of CrimeTracer, cloud-based data services for advanced search and analysis tools. We also provide access to this technology platform to an intermediary to either be resold or combined with their own materials, software and/or services, to create an integrated solution that is provided to their end-user customers. We recognize this revenue net of margins paid to the intermediary.

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

We anticipate that, due to rising costs of inflation, our customers may still face budget shortfalls due to the increased expenditures our customers have had to endure and delays in their ability to approve proposals for contracts as a result of changes in business cycles, funding and customer budget setting processes.

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

Impairment of property and equipment is primarily attributable to our write-off of the remaining book value of sensor networks related to lost customers.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended June 30, 2023 and 2022 (in thousands):

		As a % of		As a % of	Change
	2023	Revenues	2022	Revenues	$	%
Revenues	$22,075	100%	$20,016	100%	$2,059	10%
Costs
Cost of revenues	9,413	43%	8,367	42%	1,046	13%
Total costs	9,413	43%	8,367	42%	1,046	13%
Gross profit	12,662	57%	11,649	58%	1,013	9%
Operating expenses:
Sales and marketing	7,443	34%	5,794	29%	1,649	28%
Research and development	3,057	14%	2,534	13%	523	21%
General and administrative	5,513	25%	3,555	18%	1,958	55%
Change in fair value of contingent consideration	(999)	(5%)	(3,437)	(17%)	2,438	(71%)
Total operating expenses	15,014	68%	8,446	42%	6,568	78%
Operating income (loss)	(2,352)	(11%)	3,203	16%	(5,555)	(173%)
Other (expense), net	(1)	—	(193)	(1%)	192	99%
Provision for income taxes	344	2%	—	—	344	—
Net income (loss)	$(2,697)	(12%)	$3,010	15%	$(5,707)	(190%)

Revenues

The increase in revenues of $2.1 million was primarily attributable to a $2.9 million increase in revenues from new customers and expansion of existing customer coverage areas, offset by a $0.8 million decrease in professional services revenue through Technologic. We went live in seven new ShotSpotter cities and a new university and expanded in seven current cities and one current university during the three months ended June 30, 2023.

Costs

The increase in cost of revenues of $1.0 million was due primarily to an increase in product costs due to the increase in our customer base and an increase in personnel costs.

Sales and Marketing Expense

Sales and marketing expense increased by $1.6 million, primarily due to $0.8 million of additional amortization of the COPLINK X tradename and approximately $0.5 million related to a company-wide all-hands meeting associated with our rebranding launch, and a $0.2 million write-off of unpaid invoices for Puerto Rico.

Research and Development Expense

Research and development expense increased by $0.5 million, primarily due to increased headcount and outside consulting services expense.

General and Administrative Expense

General and administrative expense increased by $2.0 million and was due primarily to increased personnel-related costs, consulting expense, legal expense, travel costs and insurance costs.

Change in Fair Value of Contingent Consideration

We had a $1.0 million decrease in the fair value of the contingent consideration liability associated with our Forensic Logic acquisition during the three months ended June 30, 2023, based upon revised estimated 2023 revenue projections that were utilized in our fair value calculation methodology.

Other Income (Expense), Net

The decrease in other expense, net was due primarily to decreased local and franchise taxes and increased interest income due to rising interest rates.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. A provision of $0.4 million for federal and state income taxes was recorded in the three months ended June 30, 2023. No provision for income taxes was recorded in the three months ended June 30, 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table sets forth our selected condensed consolidated statements of operations data for the six months ended June 30, 2023 and 2022 (in thousands):

		As a % of		As a % of	Change
	2023	Revenues	2022	Revenues	$	%
Revenues	$42,695	100%	$41,230	100%	$1,465	4%
Costs
Cost of revenues	18,656	44%	16,657	40%	1,999	12%
Impairment of property and equipment	72	—	—	—	72	—
Total costs	18,728	44%	16,657	40%	2,071	12%
Gross profit	23,967	56%	24,573	60%	(606)	(2%)
Operating expenses:
Sales and marketing	13,291	31%	11,370	28%	1,921	17%
Research and development	5,710	13%	5,161	13%	549	11%
General and administrative	10,129	24%	7,844	19%	2,285	29%
Change in fair value of contingent consideration	(1,005)	(2%)	(3,437)	(8%)	2,432	(71%)
Total operating expenses	28,125	66%	20,938	51%	7,187	34%
Operating income (loss)	(4,158)	(10%)	3,635	9%	(7,793)	(214%)
Other (expense), net	15	—	(238)	(1%)	253	106%
Provision for income taxes	344	1%	—	—	344	—
Net income (loss)	$(4,487)	(11%)	$3,397	8%	$(7,884)	(232%)

Revenues

The increase in revenues of $1.5 million was primarily attributable to a $4.7 million increase in revenues from new customers and expansion of existing customer coverage areas. This was offset by a decrease of $3.2 million from monthly support contracts due to a delayed amendment of a contract from late 2021 into January 2022, which supplemented monthly support contract revenues for the six months ended June 30, 2022. We went live in 13 new ShotSpotter cities and a new university and expanded in 12 current customer sites and one current university during the six months ended June 30, 2023.

Costs

The increase in cost of revenues of $2.1 million was due primarily to an increase in product costs due to the increase in our customer base and an increase in personnel costs.

Sales and Marketing Expense

Sales and marketing expense increased by $1.9 million, primarily due to $0.8 million of additional amortization of the COPLINK X tradename, a $0.6 million increase in salaries, commissions and other personnel costs, approximately $0.5 million related to a company-wide all-hands meeting associated with our rebranding launch, and a $0.2 million write-off of unpaid invoices for Puerto Rico, offset by a $0.5 million decrease in commission costs associated with the decreased monthly support contract revenue, due to a delayed amendment of a contract from late 2021 into January 2022, which supplemented revenues for the six months ended June 30, 2022.

Research and Development Expense

Research and development expense increased by $0.5 million, primarily due to increased headcount and outside consulting services.

General and Administrative Expense

General and administrative expense increased by $2.3 million and was due primarily to an increase in personnel-related costs, as well as increased outside consulting expense, legal expense and insurance costs.

Change in Fair Value of Contingent Consideration

The adjustment to the fair value of the contingent consideration liability associated with Forensic Logic was $2.4 million less in the six months ended June 30, 2023 compared to the prior year. This decrease was due to a larger change in the forecasted revenues during the 2022 period compared to the change in the 2023 period.

Other Income (Expense), Net

The decrease in other expense, net and the resulting other income, net was due primarily to decreased local and franchise taxes and increased interest income due to rising interest rates.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. A provision of $0.4 million for federal and state income taxes was recorded in the six months ended June 30, 2023. No provision for income taxes was recorded in the six months ended June 30, 2022.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $3.9 million and accounts receivable of $23.7 million as of June 30, 2023. Our available loan facility at June 30, 2023 was approximately $25.0 million, with no amounts outstanding.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of $39.0 million. However, should additional working capital be needed, we can utilize our unused loan facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

In January 2022, we acquired Forensic Logic for purchase consideration of $31.6 million, consisting of $4.9 million in cash, subject to working capital adjustments, and the issuance of 464,540 shares of our common stock that was valued at $14.3 million at the time of acquisition. The purchase consideration also included a contingent earnout payable up to $20.0 million based on Forensic Logic's revenues generated during the years ended December 31, 2022 and 2023. The earnout for 2022 was not earned, therefore no amounts will be paid in respect of this earnout in 2023. Up to $10.5 million in earnout will be payable based on Forensic Logic’s revenues generated during 2023. Any earned amounts will be payable within approximately 120 days after the end of 2023.

On November 24, 2020, we completed the acquisition of Technologic for a purchase consideration of $21.6 million in cash, subject to working capital adjustments, and the issuance of 63,901 shares of our common stock that were valued at $2.0 million at the time of acquisition. The purchase consideration also included a contingent earnout payable based on revenues generated during the years ended December 31, 2021 and 2022. The $1.5 million contingent earnout for 2022 was earned and paid in March 2023.

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

During the six months ended June 30, 2023, we repurchased 135,770 shares of our common stock at an average price of $26.82 per share for approximately $3.6 million, under the 2022 Repurchase Program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of June 30, 2023, $21.4 million remains available under the 2022 Repurchase Program.

Credit Facility

In September 2018, we entered into our Umpqua Credit Agreement, initially providing for borrowing capacity of $10.0 million. The agreement was amended in November 2022 to increase the size of our available revolving loan facility to $25.0 million. The revolving loan facility is for general working capital purposes. Our available loan facility as of June 30, 2023 was $25.0 million. There were no borrowings outstanding as of June 30, 2023 and December 31, 2022. The Umpqua Credit Agreement subjects us to certain restrictive and financial covenants, see the risk entitled “The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions” in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q. We are in compliance with all the covenants under the Umpqua Credit Agreement as of June 30, 2023.

Cash Flows

Comparison of Six Months Ended June 30, 2023 and 2022

The following table presents a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$1,305	$(220)
Investing activities	(3,266)	(9,388)
Financing activities	(4,521)	(2,580)
Net change in cash and cash equivalents	$(6,482)	$(12,188)

Operating Activities

Our net income (loss) and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by operating activities during the six months ended June 30, 2023 was $1.3 million compared to $0.2 million of cash being used by operating activities during the same period of 2022, an increase of $1.5 million. This was primarily due to increased accounts receivable collections being offset by an increase in prepaids and operating expenses, including personnel costs, consultants, marketing and travel expenses as we continue to grow our business.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Investing activities used $3.3 million in the six months ended June 30, 2023. This was primarily driven by investments in property and equipment installed for new deployments for our solutions in customer coverage areas. Investing activities used $9.4 million in the six months ended June 30, 2022 primarily driven by the acquisition of Forensic Logic for $4.6 million as well as $4.8 million used for investments in property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and warrants, proceeds from the employee stock purchase plan purchases offset by payments for repurchases of our common stock and contingent earnout liabilities.

Financing activities used $4.5 million in the six months ended June 30, 2023. This was driven by $3.6 million in payments for repurchases of our common stock and the payout of $1.5 million for the Technologic contingent consideration offset by $0.5 million in proceeds from our employee stock plan purchase and $0.1 million in proceeds from the exercise of stock options. Financing activities used $2.6 million during the six months ended June 30, 2022, which was driven by $3.1 million in payments for repurchases of our common stock, offset by $0.5 million in proceeds from our employee stock purchase plan purchases.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K and the notes to the audited consolidated financial statements appearing in our 2022 Annual Report on Form 10-K. For the significant or material changes in our critical accounting policies during the six months ended June 30, 2023 see Note 2, Summary of Significant Accounting Policies, to the notes of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

There were no material changes in our market risk during the six months ended June 30, 2023, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures About Market Risk section of our 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information contained under the heading “Commitments and Contingencies” in Note 14 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

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
•
fluctuations in our effective tax rate;
•
the concentration of our revenue in a small number of large contracts with the potential for fluctuations and delays; and
•
general economic factors, such as inflation, rising interest rates, recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, and political conditions, both domestically and internationally.

For example, with regards to the concentration of our revenue, for the six months ended June 30, 2023, the City of New York and the City of Chicago, our two largest customers accounted for 26% and 10% of the Company’s total revenues, respectively. We may not be able to renew or extend our contract with the City of Chicago when it expires in February 2024 and we are experiencing a delay in our ShotSpotter renewal with Puerto Rico, see the risk entitled “Our success depends on maintaining and increasing our sales, which depends on factors we cannot control, including the availability of funding to our customers”. Any delays in renewal of our contracts or any of the other factors above or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

We had a net loss of $4.5 million for the six months ended June 30, 2023 and as of June 30, 2023, we had an accumulated deficit of $96.9 million. Although we posted net income in 2019, 2020 and 2022, we had a net loss in 2021 and we had net losses prior to 2019. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•
higher costs to procure the sensors required for our solutions due to supply chain pressures;
•
sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•
research and development related to our solutions, including investments in our engineering and technical teams;
•
acquisition of complementary technologies or businesses, such as our acquisition of HunchLab technology in October 2018, our acquisition of Technologic in November 2020 and our acquisition of Forensic Logic in January 2022;
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

For example, in April 2023, Brandon Johnson, who has publicly indicated his desire to end the City of Chicago’s contract with us, became Chicago’s Mayor. Our existing contract with the City of Chicago will remain in effect until

February 2024 and we may not be able to renew or extend our contract on reasonable terms, if at all. The City of Chicago is one of our largest customers and represented 10% of our total revenues for the six months ended June 30, 2023 and for the year ended December 31, 2022. Additionally, while we managed to extend our contract with Puerto Rico through August 23, 2023, we are working on the delayed renewal with Puerto Rico, which represented 0.9% and 2.6% of our total revenues for the six months ended June 30, 2023 and 2022, respectively, and 2.6% of our total revenues for the year ended December 31, 2022. If we are unable to renew our contract with the City of Chicago or Puerto Rico, this could have a material adverse effect on our operating results.

The recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflict between Ukraine and Russia, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, could also cause or exacerbate any of the foregoing. The occurrence of any of the foregoing would impede or delay our ability to maintain or increase the amount of revenues derived from these customers, which could have a material adverse effect on our business, operating results and financial condition.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not. During periods of economic uncertainty resulting from the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflict between Ukraine and Russia, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, these risks are more pronounced than usual, as government entities struggle with reduced levels of resources related to implications of such global events.

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

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our other products, such as CaseBuilder (formerly ShotSpotter Investigate) and ResourceRouter (formerly ShotSpotter Connect), drives our ability to increase our revenues. Most of our ShotSpotter customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate, or may even decline. During periods of economic uncertainty resulting from recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflict between Ukraine and Russia, and other macroeconomic pressures in the United States and the global economy, such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Additionally, events affecting our customers’ budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed. During periods of economic uncertainty resulting from the recent and potential future disruptions in access to bank capital and lending commitments due to bank failures, geopolitical developments such as the conflict between Ukraine and Russia, and other macroeconomic pressures in the United States and the global economy, such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, conditions resulting from changes in gross domestic product growth, labor market shortages, inflation, interest rates, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, geopolitical tensions, such as the ongoing military conflict between Russia and Ukraine, terrorist attacks, climate change and global pandemics, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

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

Part of our growth strategy depends on our ability to increase sales of our security and public safety solutions in markets outside of the United States. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer. During periods of economic uncertainty resulting from the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflict between Ukraine and Russia, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual.

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

Any of our facilities or operations may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, global pandemics, and power outages, which may render it difficult or impossible for us to operate our business for some period of time or decrease productivity. For example, our primary IRC and a data center that hosts some of our customer services are located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. In addition, like many companies, at the beginning of the COVID-19 pandemic, we implemented a work from home policy. We expect to work in a hybrid work model for the foreseeable future. This policy may negatively impact productivity of our employees.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”) and in November 2022, we amended the Umpqua Credit Agreement to, among other things, extend the maturity date from November 27, 2022 to October 15, 2024, increase the revolving credit commitment from $20.0 million to $25.0 million and increase the letter of credit sub-facility from $6.0 million to $7.5 million. We had no amounts outstanding as of June 30, 2023.

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

We acquired Technologic in November 2020 and Forensic Logic in January 2022 in order to enhance our SafetySmart platform. We will continue to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our platform and applications, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

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

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with the acquisition of and integration of Technologic, Forensic Logic or any future acquisitions. To the extent that we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

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

We currently use third-party data center hosting facilities to host certain components of our solutions. Our operations depend, in part, on our third-party providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or communications failures, cyber incidents, criminal acts and similar events. In the event that any of our third-party facility arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience service interruptions in our solutions as well as delays and additional expenses in arranging new facilities and services. People continuing to work remotely may increase the likelihood of service interruptions or cyber incidents at these data center hosting facilities. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, cyber incidents or other performance problems with our solutions could harm our reputation.

Any damage to, or failure of, the systems of the communications providers with whom our data center provider contracts could result in interruptions to our solutions. The occurrence of spikes in usage volume, natural disasters, cyber incidents, acts of terrorism, vandalism or sabotage, closure of a facility without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our services. Problems faced by these network providers, or with the systems by which they allocate capacity among their customers, including us, could adversely affect the experience of our customers. People continuing to work remotely may increase the likelihood of these problems with such network providers and their capacity allocation systems. Interruptions in our services might cause us to issue refunds to customers and subject us to potential liability.

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

Our operations involve the collection, receipt, storage, storage processing, generation, use, transfer, disclosure, protection, disposal of, transmission, and sharing (collectively, “processing”) of proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets and other sensitive information such as gunfire incident data, including date, time, address and GPS coordinates, occurring in our customer’s coverage area (collectively, “sensitive information”). Additionally, our systems read, write, store and transfer information from third parties including criminal justice information. Access to some of this data is contingent on complying with federal and applicable state security policies, which requires background checks, the use of encryption and compliance with other information security policies.

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

If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our systems and data at risk and could in turn have an adverse effect on our business. In addition, such a violation could expose sensitive data including; criminal justice information, and other data we are contractually obliged to keep confidential. Remote work has become more common as a result of the COVID-19 pandemic and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because such techniques change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to customer data or other sensitive information. Further, because of the nature of the services that we provide to our customers, we may be a unique target for attacks. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

To the extent that required consents delay our ability to deploy our solutions or facility owners do not grant permission to use their facilities, revoke previously granted permissions, or require us to pay a site license fee in order to install our sensors, our business may be harmed. If we were required to pay a site license fee in order to install sensors, our deployment expenses would increase, which would impact our gross margins. If we cannot obtain a sufficient number of sensor mounting locations that are appropriately dispersed in a coverage area, the effectiveness of our ShotSpotter solution would be limited, and we may need to reduce the coverage area of the solution. During the COVID-19 pandemic, our installation team had been unable to travel at times. Additionally, even following the COVID-19 pandemic both our installation team and our third-party providers are facing greater challenges in obtaining permissions to install and in installing our sensors. To the extent our deployments are delayed for these reasons, we may not be able to meet our service level requirements, any of which could result in customer dissatisfaction or have a material adverse impact on our reputation, our business and our financial results.

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

We use artificial intelligence in our products and services which may result in operational challenges, legal liability, reputational concerns and competitive risks.

We currently use and intend to leverage third party generative artificial intelligence (“AI”) processes and algorithms and our own evolving cognitive and analytical applications into our daily operations, including by deploying generative AI into our products and services, which may result in adverse effects to our financial condition, results or reputation. Generative AI products and services leverage existing and widely available technologies, such as Chat GPT-3 and its successors, or alternative large language models or other processes. The use of generative AI processes at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.

Use of generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, and our customers may not adopt or integrate our new services as intended. For example, AI algorithms use machine learning and predictive analytics which may lead to flawed, biased, and inaccurate results, which could lead to customer rejection or skepticism of such products. Emerging ethical issues surround the use of AI, and if our deployment or use of AI becomes controversial, we may be subject to reputational risk. Further, unauthorized use or misuse of AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Our use of AI may also lead to novel and urgent cybersecurity risks, including the misuse of personal data, which may adversely affect our operations and reputation.

As a result, we may not be able to successfully integrate AI into our products, services and operations despite expending significant time and monetary resources to attempt to do so. Our investments in deploying such technologies may be substantial, and may be more expensive than anticipated. If we fail to deploy AI as intended, our competitors may incorporate AI technology into their products or services more successfully than we do, which may impair our ability to effectively compete in the market.

Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, European regulators have proposed a stringent AI regulation, and we expect other jurisdictions will adopt similar laws. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging.

If we do not or cannot maintain the compatibility of our platform with applications that our customers use, our business could suffer.

Some of our customers choose to integrate our solutions with certain other systems used by our customers, such as real-time Technologic or Forensic Logic platforms or computer-aided dispatch systems. The functionality and popularity of our solutions depend, in part, on our ability to integrate our solutions into these systems. Providers of these systems may change the features of their technologies, restrict our access to their applications or alter the terms governing use of their applications in an adverse manner. Such changes could functionally limit or terminate our ability to use these technologies in conjunction with our solutions, which could negatively impact our customer service and harm our business. If we fail to integrate our solutions with applications that our customers use, we may not be able to offer the functionality that our customers need, and our customers may not renew their agreements, which would negatively impact our ability to generate revenues and adversely impact our business.

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
•
restrictions on the transfer of funds;
•
deterioration of political relations between the United States and other countries; and
•
political or social unrest, global pandemics, or economic instability in a specific country or region in which we operate, which could have an adverse impact on our operations in that location.

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

As of June 30, 2023, we had federal net operating loss carryforwards (“NOLs”) of approximately $66.9 million, of which $62.0 million will begin to expire in 2028, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of June 30, 2023, we also had state NOLs of approximately $48.3 million, which began expiring in 2023.These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of June 30, 2023, we had 34 issued patents directed to our technologies, 27 in the United States, two in Brazil, one each in Israel, Mexico, the United Kingdom, France and Germany. The issued patents expire on various dates from 2023 to 2034. We also license one patent from a third party, which expires in November 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

Our use of generative artificial intelligence tools may pose particular risks to our proprietary software and systems and subject us to legal liability.

We use generative AI tools in our business, including to generate code and other materials incorporated with our proprietary software and systems, and expect to use generative AI tools in the future. Generative AI tools producing content which can be indistinguishable from that generated by humans is a relatively novel development, with benefits, risks, and liabilities still unknown. Recent decisions of the U.S. Copyright Office suggest that we would not be able to claim copyright ownership in any source code, text, images, or other materials, which we develop through use of generative AI tools, and the availability of such protections in other countries is unclear. As a result, we could have no remedy if third parties reused those same materials, or similar materials also generated by AI tools.

We also face risks to any confidential or proprietary information of the Company which we may include in any prompts or inputs into any generative AI tools, as the providers of the generative AI tools may use these inputs or prompts to further train the tools. Not all providers offer an option to opt-out of such usage, and, even where we do opt-out, we cannot guarantee that the opt-out will be fully effective. In addition, we have little or no insight into the third party content and materials used to train these generative AI tools, or the extent of the original works which remain in the outputs. As a result, we may face claims from third parties claiming infringement of their intellectual property rights, or mandatory compliance with open source software or other license terms, with respect to software, or other materials or content we believed to be available for use, and not subject to license terms or other third party proprietary rights. We could also be subject to claims from the providers of the generative AI tools, if we use any of the generated materials in a manner inconsistent with their terms of use. Any of these claims could result in legal proceedings and could require us to purchase a costly license, comply with the requirement of open source software license terms, or limit or cease using the implicated software, or other materials or content unless and until we can re-engineer such software, materials, or content to avoid infringement or change the use of, or remove, the implicated third party materials, which could reduce or eliminate the value of our technologies and services. Our use of generative AI tools may also present additional security risks because the generated source code may have been modelled from publicly available code, or otherwise not subject to all of our standard internal controls, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on the code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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
•
the impact of recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, and other macroeconomic pressures;
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

In November 2022, our board of directors approved a new stock repurchase program for up to $25.0 million of our common stock, of which $3.6 million was utilized as of June 30, 2023. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1, 2023 - April 30, 2023	—	—	—	$23,747
May 1, 2023 - May 31, 2023	100,401	$23.79	100,401	$21,358
June 1, 2023 - June 30, 2023	—	—	—	$21,358
Total	100,401	$23.79	100,401

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

Item 6. Exhibits

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	April 11, 2023
3.2	Certificate of Change of Registered Agent					X
3.3	Amended and Restated Bylaws	8-K	001-38107	3.2	April 11, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

SOUNDTHINKING, INC.

Date: August 10, 2023	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: August 10, 2023	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer