Form 10-Q
period 2023-09-30
SOUNDTHINKING, INC.
filed 2023-11-14
CIK 1351636

00

014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023 the registrant had 12,720,608 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SoundThinking, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	Unaudited
Assets
Current assets
Cash and cash equivalents	$5,800	$10,479
Accounts receivable and contract assets, net	24,966	30,957
Prepaid expenses and other current assets	3,514	3,225
Total current assets	34,280	44,661
Property and equipment, net	21,717	21,988
Operating lease right-of-use assets	2,549	3,240
Goodwill	33,728	22,971
Intangible assets, net	37,898	27,318
Other assets	2,785	2,570
Total assets	$132,957	$122,748
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,285	$1,633
Line of credit	7,000	—
Deferred revenue, short-term	37,221	41,907
Accrued expenses and other current liabilities	10,482	9,965
Total current liabilities	57,988	53,505
Deferred revenue, long-term	1,125	1,813
Deferred tax liability	937	685
Other liabilities	4,797	5,800
Total liabilities	64,847	61,803
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,720,608 and 12,243,929 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	64	62
Additional paid-in capital	167,169	153,573
Accumulated deficit	(98,761)	(92,400)
Accumulated other comprehensive loss	(362)	(290)
Total stockholders' equity	68,110	60,945
Total liabilities and stockholders' equity	$132,957	$122,748

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$23,977	$18,775	$66,672	$60,005
Costs
Cost of revenues	10,225	8,473	28,881	25,130
Impairment of property and equipment	—	—	72	—
Total costs	10,225	8,473	28,953	25,130
Gross profit	13,752	10,302	37,719	34,875

Operating expenses
Sales and marketing	6,289	5,357	19,580	16,727
Research and development	3,186	2,409	8,896	7,570
General and administrative	5,677	3,866	15,806	11,710
Change in fair value of contingent consideration	82	(5,405)	(923)	(8,842)
Total operating expenses	15,234	6,227	43,359	27,165
Operating income (loss)	(1,482)	4,075	(5,640)	7,710
Other income (expense), net
Interest income (expense), net	(42)	11	64	26
Other expense, net	(51)	(53)	(142)	(306)
Total other expense, net	(93)	(42)	(78)	(280)
Income (loss) before income taxes	(1,575)	4,033	(5,718)	7,430
Provision for income taxes	299	—	643	—
Net income (loss)	$(1,874)	$4,033	$(6,361)	$7,430
Net income (loss) per share, basic	$(0.15)	$0.33	$(0.52)	$0.61
Net income (loss) per share, diluted	$(0.15)	$0.33	$(0.52)	$0.60
Weighted-average shares used in computing net income (loss) per share, basic	12,480,830	12,167,632	12,320,119	12,156,980
Weighted-average shares used in computing net income (loss) per share, diluted	12,480,830	12,357,136	12,320,119	12,306,839

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(1,874)	$4,033	$(6,361)	$7,430
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of taxes	1	(78)	(72)	(101)
Comprehensive income (loss)	$(1,873)	$3,955	$(6,433)	$7,329

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2023	12,243,929	$62	$153,573	$(92,400)	$(290)	$60,945
Exercise of stock options	10,063	—	127	—	—	127
Repurchase of common stock	(35,369)	—	(1,256)	—	—	(1,256)
Issuance of common stock from RSUs vested	25,157	—	—	—	—	—
Stock-based compensation	—	—	2,220	—	—	2,220
Foreign currency translation loss	—	—	—	—	(17)	(17)
Net loss	—	—	—	(1,790)	—	(1,790)
Balance at March 31, 2023	12,243,780	62	154,664	(94,190)	(307)	60,229
Exercise of stock options	4,097	—	17	—	—	17
Repurchase of common stock	(100,401)	—	(2,392)	—	—	(2,392)
Issuance of common stock from ESPP purchases	25,193	—	483	—	—	483
Issuance of common stock from RSUs vested	56,666	—	—	—	—	—
Stock-based compensation	—	—	2,479	—	—	2,479
Foreign currency translation loss	—	—	—	—	(56)	(56)
Net loss	—	—	—	(2,697)	—	(2,697)
Balance at June 30, 2023	12,229,335	62	155,251	(96,887)	(363)	58,063
Exercise of stock options	3,054	—	3	—	—	3
Repurchase of common stock	(93,012)	—	(1,947)	—	—	(1,947)
Issuance of common stock from RSUs vested	27,014	—	—	—	—	—
Issuance of common stock from acquisitions	554,217	2	11,289			11,291
Stock-based compensation	—	—	2,573	—	—	2,573
Foreign currency translation gain	—	—	—	—	1	1
Net loss	—	—	—	(1,874)	—	(1,874)
Balance at September 30, 2023	12,720,608	$64	$167,169	$(98,761)	$(362)	$68,110

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2022	11,703,430	$58	$132,780	$(98,785)	$(238)	$33,815
Exercise of stock options	8,528	—	13	—	—	13
Repurchase of common stock	(57,623)	—	(1,634)	—	—	(1,634)
Issuance of common stock from RSUs vested	22,755	—	—	—	—	—
Issuance of common stock from acquisition	464,540	3	14,263	—	—	14,266
Stock-based compensation	—	—	1,855	—	—	1,855
Foreign currency translation loss	—	—	—	—	73	73
Net income	—	—	—	387	—	387
Balance at March 31, 2022	12,141,630	61	147,277	(98,398)	(165)	48,775
Exercise of stock options	686	—	2	—	—	2
Repurchase of common stock	(49,369)	—	(1,450)	—	—	(1,450)
Issuance of common stock from ESPP purchases	20,630		489			489
Issuance of common stock from RSUs vested	41,198	—	—	—	—	—
Stock-based compensation	—	—	2,131	—	—	2,131
Foreign currency translation loss	—	—	—	—	(96)	(96)
Net income	—	—	—	3,010	—	3,010
Balance at June 30, 2022	12,154,775	61	148,449	(95,388)	(261)	52,861
Exercise of stock options	13,475	—	249	—	—	249
Issuance of common stock from RSUs vested	23,512	—	—	—	—	—
Stock-based compensation	—	—	2,157	—	—	2,157
Foreign currency translation loss	—	—	—	—	(78)	(78)
Net income	—	—	—	4,033	—	4,033
Balance at September 30, 2022	12,191,762	$61	$150,855	$(91,355)	$(339)	$59,222

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(6,361)	$7,430
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	5,101	4,743
Amortization of intangible assets	2,953	2,081
Impairment of property and equipment	72	—
Stock-based compensation	7,272	6,145
Change in fair value of contingent consideration	(923)	(8,842)
Deferred taxes	252
Allowance for credit losses	276	(74)
Changes in operating assets and liabilities:
Accounts receivable and contract assets, net	7,122	(3,771)
Prepaid expenses and other assets	(407)	(1,823)
Accounts payable	1,689	(705)
Accrued expenses and other liabilities	(479)	6
Deferred revenue	(5,932)	4,879
Net cash provided by operating activities	10,635	10,069
Cash flows from investing activities:
Purchase of property and equipment	(4,350)	(9,026)
Investment in intangible and other assets	(440)	(24)
Business acquisition, net of cash acquired	(10,995)	(4,618)
Net cash used in investing activities	(15,785)	(13,668)
Cash flows from financing activities:
Payment of contingent consideration liability	(1,500)	—
Proceeds from exercise of stock options	147	264
Repurchases of common stock	(5,595)	(3,084)
Proceeds from line of credit	7,000	—
Proceeds from employee stock purchase plan	483	489
Net cash provided by (used) in financing activities	535	(2,331)
Change in cash, cash equivalents and restricted cash	(4,615)	(5,930)
Effect of exchange rate on cash and cash equivalents	(64)	(102)
Cash, cash equivalents and restricted cash at beginning of year	10,479	15,636
Cash, cash equivalents and restricted cash at end of period	$5,800	$9,604

Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$224	$200
Fair value of contingent consideration for acquisitions	$2,994	$12,400
Fair value of common stock issued as consideration for acquisitions	$11,291	$14,266

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

In April 2023, ShotSpotter, Inc. changed its name to SoundThinking, Inc. (the “Company”), reflecting its broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebrand, the Company introduced its SafetySmart™ Platform that includes four data-driven tools including its flagship product, ShotSpotter® (formerly ShotSpotter Respond), the leading outdoor gunshot detection, location and alerting system trusted by 164 cities and 18 universities and corporations as of September 30, 2023. CrimeTracer™ (formerly COPLINK X) is a leading law enforcement search engine that enables investigators to search through more than 1 billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve crimes. CaseBuilder™ (formerly ShotSpotter Investigate) is a one-stop investigative management system for tracking, reporting, and collaborating on cases. ResourceRouter™ (formerly ShotSpotter Connect) directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety. The Company offers its solutions on a software-as-a-service subscription model to its customers. SoundThinking Labs supports innovative uses of the Company's technology to help protect wildlife and the environment. Additionally, the Company provides maintenance and support services and professional software development services to a single customer, through a sales channel intermediary. In August 2023, the Company acquired SafePointe, LLC ("SafePointe"), adding an AI-based weapons detection product offering to the Company's SafetySmart Platform.

The Company’s principal executive offices are located in Fremont, California. The Company has seven wholly-owned subsidiaries.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation ("FDIC") and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of September 30, 2023, the Company had $4.3 million and $0.4 million deposited with two of the Company's three domestic financial institutions, for which only $250,000 per bank is insured under FDIC limits.

Concentration of Accounts Receivable and Contract Assets – At September 30, 2023, two customers accounted for 13% and 12% of the Company’s total accounts receivable and contract assets, net. At December 31, 2022, two customers accounted for 23% and 17%, respectively, of the Company’s total accounts receivable and contract assets, net.

Concentration of Revenues – For the three months ended September 30, 2023, two customers accounted for 24% and 9% of the Company’s total revenues. For the three months ended September 30, 2022, two customers accounted for 26% and 11% of the Company’s total revenues. For the nine months ended September 30, 2023, two customers accounted for 25% and 9% of the Company’s total revenues. For the nine months ended September 30, 2022, two customers accounted for 32% and 10% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

During the three and nine months ended September 30, 2023, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. except as follows:

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements, which included a number of amendments to clarify or improve disclosure and presentation requirements of a variety of topics in order to allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement, from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the provisions of the amendments and the impact on its future condensed consolidated financial statements.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$38,995	$35,755	$43,720	$26,709
Deferred revenues acquired (Note 4 - Acquisitions)	557	—	557	5,382
New billings	22,351	19,677	59,809	64,381
Revenue recognized during the year from beginning balance	(14,284)	(12,707)	(33,357)	(25,492)
Revenue recognized during the year from new billings	(9,273)	(5,753)	(32,383)	(34,010)
Foreign currency impact	—	(3)	—	(1)
Ending balance	$38,346	$36,969	$38,346	$36,969

The following table presents remaining performance obligations for contractually committed revenues as of September 30, 2023 (in thousands):

Remainder of 2023	$22,506
2024	55,249
2025	26,352
Thereafter	13,576
Total	$117,683

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of September 30, 2023 and amounts under contract that will be invoiced after September 30, 2023.

During the three months ended September 30, 2023, the Company recognized revenues of $23.5 million from customers in the United States, and $0.5 million from customers in the Bahamas and South Africa. During the nine months ended September 30, 2023, the Company recognized revenues of $65.3 million from customers in the United States, and $1.4 million from customers in the Bahamas and South Africa.

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

During the three months ended September 30, 2023, the Company recognized revenues of $22.5 million from monthly subscription, maintenance and support services, and $1.5 million from professional software development services. During the nine months ended September 30, 2023, the Company recognized revenues of $63.0 million from monthly subscription, maintenance and support services, and $3.7 million from professional software development services.

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

Note 4. Acquisitions

SafePointe, LLC

During the third quarter of 2023, the Company completed the acquisition of 100% of the membership interests in SafePointe for purchase consideration of $11.4 million in cash, subject to working capital adjustments, of which $1.1 million is indemnification escrow cash, and $11.2 million in the form of 549,579 shares of the Company's common stock based on the closing price on the date of acquisition, of which $1.1 million is indemnification escrow stock. The purchase consideration also included a contingent earnout payable based on SafePointe’s revenues generated during 2023 through 2025. The Company borrowed $7.0 million under the Umpqua Credit Agreement (See Note 13, Financing Arrangements) to partially fund the purchase consideration. The acquisition date fair value of the contingent earnout was $3.0 million, resulting in a total purchase consideration of $25.6 million. Up to $11.5 million in earnout will be payable based on SafePointe’s revenues generated during the remainder of 2023 and during the years ended December 31, 2024 and 2025. The SafePointe acquisition was accounted for as a business acquisition in accordance with ASC 805, Business Combinations. The acquisition allows the Company to enter the AI-based weapons detection market.

The following table summarizes the assignment of fair value to the identified assets and liabilities recorded as of the acquisition date (in thousands):

Cash and cash equivalents	$394
Accounts receivable and contract assets, net	1,412
Property and equipment, net	717
Customer relationships	2,500
Software technology	9,200
Tradename	1,100
Goodwill	10,757
Other assets	101
Accrued expenses and other current liabilities	(52)
Deferred revenue	(557)
Total estimated consideration	$25,572

The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of SafePointe and primarily represents the value of cash flows from future customers and the employee workforce. The Company expects to deduct the amortization of goodwill and intangible assets for tax purposes. A portion of the amortization deduction will commence upon settlement of contingent consideration liabilities. The Company valued the intangible assets using income-based approaches. Significant assumptions included forecasts of revenues, cost of revenues, research and development expense, sales and marketing expense, general and administrative expense, technology lives, royalty rates, working capital rates, customer attrition rates and other estimates. The Company discounted the cash flows at 20.9%, reflecting the risk profile of the assets.

The Company will amortize the acquired customer relationships for 12 years, the acquired software technology for 11 years and the acquired tradename for nine years.

Acquisition-related expenses were $0.7 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, and are included in general and administrative expense.

The unaudited pro forma combined revenue and net income presented below have been prepared as if the Company had acquired SafePointe on January 1, 2022 and is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2022. The unaudited pro forma financial information has been derived from the consolidated statements of operations of the Company and SafePointe for the below period. The historical financial information has been adjusted in the unaudited combined pro forma information based upon currently available information and certain estimates and assumptions. The actual effect of the transactions ultimately may differ from the pro forma adjustments included herein. However, management believes that the assumptions used to prepare the pro forma adjustments provide a reasonable basis for presenting the significant effects of the transactions as currently contemplated and that the pro forma adjustments are factually supportable, give appropriate effect to the expected impact of events that are directly attributable to the transactions, and reflect those items expected to have a continuing impact on the Company.

The unaudited pro forma combined revenue for the three and nine months ended September 30, 2023 would have been $24.3 million and $67.9 million, respectively. The unaudited pro forma combined revenue for the three and nine months ended September 30, 2022 would have been $19.0 million and $60.6 million, respectively. The unaudited pro forma combined net loss for the three and nine months ended September 30, 2023 would have been $2.3 million and $7.8 million, respectively. The unaudited pro forma combined net income for the three and nine months ended September 30, 2022 would have been $3.5 million and $6.0 million, respectively.

Intellectual Property

The Company entered into an agreement to purchase patents, source codes and a customer list for $0.5 million in cash and $0.1 million in the form of 4,638 shares of the Company’s common stock, based on the closing price on the date of acquisition. Acquisition-related expenses of $0.1 million were capitalized in accordance with ASC 805-50, Asset Acquisitions.

Forensic Logic, LLC

During the first quarter of 2022, the Company completed the acquisition of 100% of the membership interests in Forensic Logic, LLC (“Forensic Logic”) for purchase consideration of $4.9 million in cash, subject to working capital adjustments, and $14.3 million in the form of 464,540 shares of the Company's common stock based on the closing price on the date of acquisition. The purchase consideration also included a contingent earnout payable based on Forensic Logic’s revenues generated during 2022 and 2023. The acquisition date fair value of the contingent earnout was $12.4 million, resulting in a total purchase consideration of $31.6 million. The Forensic Logic acquisition was accounted for as a business acquisition in accordance with ASC 805, Business Combinations.

The following table summarizes the assignment of fair value to the identified assets and liabilities recorded as of the acquisition date (in thousands):

Cash and cash equivalents	$303
Accounts receivable and contract assets, net	220
Property and equipment, net	200
Operating lease right-of-use assets	1,893
Software technology	7,140
Tradename	1,000
Customer relationships	8,400
Goodwill	20,155
Other assets	186
Accrued expenses and other current liabilities	(635)
Operating lease liabilities	(1,893)
Deferred revenue	(5,382)
Total estimated consideration	$31,587

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

Acquisition-related expenses totaled $0.1 million for the nine months ended September 30, 2022, which is included in general and administrative expense.

Note 5. Fair Value Measurements

In November 2020, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of LEEDS, LLC (“LEEDS”). This fair value measurement was classified as Level III within the fair value hierarchy as prescribed by Accounting Standards Codification 820-10-35-37 ("ASC 820, Fair Value Measurement"). In May 2023, the Company renamed LEEDS to Technologic Solutions, LLC (“Technologic”). During the first quarter of 2023, the Company paid the $1.5 million Technologic contingent consideration balance, in full settlement of its obligations under the purchase agreement.

In January 2022, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of Forensic Logic to be $12.4 million as of the acquisition date, using a Monte Carlo simulation approach. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement. During the year ended December 31, 2022, and the nine months ended September 30, 2023, the fair value of the contingent consideration was decreased by $9.2 million and $0.9 million, respectively, based upon revised estimated 2022 and 2023 revenue targets due to delays in certain expected contracts by a small number of significant potential customers and smaller renewals.

In August 2023, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of SafePointe to be $3.0 million as of the acquisition date, using a Monte Carlo simulation approach. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement.

The changes in the fair value of contingent consideration liabilities for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$4,746	$1,500
Payment of contingent consideration liability	(1,500)	—
Contingent consideration - Forensic Logic (Note 4 - Acquisitions)	—	12,400
Contingent consideration - SafePointe (Note 4 - Acquisitions)	2,994	—
Change in fair value of contingent consideration	(923)	(8,842)
Ending balance	$5,317	$5,058

There were no transfers into or out of Level III during the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, the Forensic Logic contingent consideration of $2.3 million is included in accrued expenses and other current liabilities and the SafePointe contingent consideration of $3.0 million is included in other liabilities in the condensed consolidated balance sheet.

Note 6. Goodwill

The change in goodwill is as follows (in thousands):

	September 30,	December 31,
	2023	2022
Beginning balance	$22,971	$2,816
Acquisition of Forensic Logic (Note 4 - Acquisitions)	—	20,155
Acquisition of SafePointe (Note 4 - Acquisitions)	10,757	—
Ending balance	$33,728	$22,971

Note 7. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	September 30, 2023
	Gross	Accumulated Amortization	Net
Customer relationships	$25,470	$(4,005)	$21,465
Acquired software technology	16,340	(1,771)	14,569
Patents and intellectual property	1,959	(1,180)	779
Tradename	2,100	(1,015)	1,085
Total intangible assets, net	$45,869	$(7,971)	$37,898

	December 31, 2022
	Gross	Accumulated Amortization	Net
Customer relationships	$22,970	$(2,760)	$20,210
Acquired software technology	7,140	(1,015)	6,125
Patents	1,227	(1,133)	94
Tradename	1,000	(111)	889
Total intangible assets, net	$32,337	$(5,019)	$27,318

Intangible amortization expense was approximately $0.8 million and $3.0 million for the three and nine months ended September 30, 2023, respectively. The $1.0 million tradename acquired from Forensic Logic related to COPLINK X was abandoned as a result of the rebranding to CrimeTracer that occurred in April 2023, and is fully amortized as of September 30, 2023. Intangible amortization expense was approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.

The following table presents future intangible asset amortization as of September 30, 2023 (in thousands):

Remainder of 2023	$963
2024	3,841
2025	3,823
2026	3,783
2027	3,770
Thereafter	21,718
Total	$37,898

Note 8. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract asset, net (in thousands):

	September 30,	December 31,
	2023	2022
Accounts receivable	$20,782	$28,790
Contract assets	4,233	2,167
Allowance for credit losses	(49)	—
	$24,966	$30,957

Prepaid expenses and other current assets (in thousands):

	September 30,	December 31,
	2023	2022
Deferred commissions	$1,080	$1,040
Prepaid software and licenses	712	647
Other prepaid expenses	522	236
Prepaid insurance	912	724
Short-term deposits	202	363
Other	86	215
	$3,514	$3,225

Other assets (long-term) (in thousands):

	September 30,	December 31,
	2023	2022
Deferred commissions	$2,660	$2,552
Other	125	18
	$2,785	$2,570

Accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2023	2022
Personnel-related accruals	$5,393	$5,971
Contingent consideration liability	2,323	1,500
Operating lease liabilities	946	868
Professional fees	451	441
Sales/use tax payable	143	257
State income tax payable	349	385
Other	877	543
	$10,482	$9,965

Other liabilities (long-term) (in thousands):

	September 30,	December 31,
	2023	2022
Operating lease liabilities	$1,803	$2,554
Contingent consideration liability	2,994	3,246
	$4,797	$5,800

Note 9. Related Party Transactions

During the three and nine months ended September 30, 2023, the Company recognized approximately $45,000 and $85,000, respectively, in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders. During the three and nine months ended September 30, 2022, the Company recognized approximately $13,000 and $72,000, respectively, in revenues from such SoundThinking Labs projects.

Note 10. Stock Repurchase Program

During the nine months ended September 30, 2023, the Company repurchased 228,782 shares of its common stock at an average price of $24.41 per share for a total of $5.6 million, under its stock repurchase program. During the nine months ended September 30, 2022, the Company repurchased 106,992 shares of its common stock at an average price of $28.81 per share, for a total of $3.1 million, under the stock repurchase program.

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

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$(1,874)	$4,033	$(6,361)	$7,430
Denominator:
Weighted-average shares outstanding, basic	12,480,830	12,167,632	12,320,119	12,156,980
Weighted-average shares outstanding, diluted	12,480,830	12,357,136	12,320,119	12,306,839
Net income (loss) per share, basic	$(0.15)	$0.33	$(0.52)	$0.61
Net income (loss) per share, diluted	$(0.15)	$0.33	$(0.52)	$0.60

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	1,776,793	986,813	1,776,793	1,097,879

Note 12. Equity Incentive Plans

Stock options:

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the "2005 Plan") and 2017 Equity Incentive Plan (the “2017 Plan") during the nine months ended September 30, 2023 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)
Outstanding at December 31, 2022	1,256,056	$28.20
Granted	654,714	$25.73	$15.57
Exercised	(17,214)	$8.61		$380
Canceled	(116,763)	$32.04
Outstanding at September 30, 2023	1,776,793	$27.21

During the three and nine months ended September 30, 2023, the Company modified options to accelerate vesting for two individuals in respect of an aggregate of 6,734 options. The Company accounted for these as modifications of those awards and recognized net incremental compensation expense of approximately $52,000 during the three and nine months ended September 30, 2023.

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

Restricted stock units:

A summary of restricted stock unit ("RSU") activities under the 2017 Plan during the nine months ended September 30, 2023 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2022	223,821	$29.21
Granted	256,446	$27.81
Vested	(108,837)	$29.49	$3,226
Forfeited	(40,229)	$31.08
Unvested RSUs at September 30, 2023	331,201	$27.81

During the three and nine months ended September 30, 2023, the Company modified RSUs to accelerate vesting for one individual in respect of 2,256 shares of common stock. The Company accounted for this as a modification of this award and recognized net incremental compensation expense of approximately $28,000 during the three and nine months ended September 30, 2023.

The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized as compensation expense on the date of modification for vested awards.

Performance-based restricted stock units:

During the three and nine months ended September 30, 2023, the Company granted certain executive management RSU awards, subject to certain performance-based vesting conditions, totaling 31,012 RSUs at a grant date fair value of $20.12 per share, the closing stock price on the grant date. These performance-based awards vest on February 15, 2025 based on the Company's and officer's performance as determined by the Compensation Committee of the Board of Directors of the Company. Compensation expense related to the RSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. Compensation expense related to these awards was approximately $21,000 for the three and nine months ended September 30, 2023.

2017 Employee Stock Purchase Plan

There were 25,193 shares of common stock issued under the 2017 Employee Stock Purchase Plan ("2017 ESPP") during the nine months ended September 30, 2023. The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2023 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 640,974 as of September 30, 2023.

2017 Employee Stock Purchase Plan

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$452	$499	$1,409	$1,482
Sales and marketing	485	427	1,413	1,336
Research and development	359	305	999	823
General and administrative	1,277	926	3,449	2,504
Total	$2,573	$2,157	$7,272	$6,145

Note 13. Financing Arrangements

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

Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility. The available loan facility as of September 30, 2023 and December 31, 2022 was approximately $18.0 million and $20.0 million, respectively. As of September 30, 2023, there was $7.0 million outstanding on the Company's line of credit, which the Company borrowed in August 2023 to partially fund the acquisition of SafePointe. There were no amounts outstanding on December 31, 2022. The interest expense recorded for the three months and nine months ended September 30, 2023 was $0.1 million, based on a weighted-average interest rate of 7.32%.

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

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement and civic leadership. In April 2023, we changed the company name, ShotSpotter, Inc., to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebranding, we introduced our SafetySmartTM platform that includes four data-driven tools including our flagship product, ShotSpotter® (formerly ShotSpotter Respond), our leading outdoor gunshot detection, location and alerting system trusted by 164 cities and over 18 universities and corporations as of September 30, 2023. CrimeTracer™ (formerly COPLINK X) is a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases. CaseBuilder™ (formerly ShotSpotter Investigate) is a one-stop investigative management system for tracking, reporting, and collaborating on cases. And ResourceRouter™ (formerly ShotSpotter Connect), which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety. In August 2023, we acquired SafePointe, LLC ("SafePointe") and added their AI-based weapons detection system to our Safety Smart platform. We offer our solutions on a software-as-a-service subscription model to our customers. SoundThinking Labs supports innovative uses of the Company's technology to help protect wildlife and the environment.

Our gunshot detection solution consists of highly specialized, cloud-based software integrated with proprietary, internet-enabled sensors designed to detect outdoor gunfire. The speed and accuracy of our gunfire alerts enable law enforcement and security personnel to consistently and quickly respond to shooting events including those unreported through 911, which can increase the chances of apprehending the shooter, providing timely aid to victims, and identifying witnesses before they scatter, as well as aid in evidence collection and serve as an overall deterrent. When a potential gunfire incident is detected by our sensors, our system precisely locates where the incident occurred and applies machine classification combined with human review to analyze and validate the incident. An alert containing a location on a map and critical information about the incident is sent directly to subscribing law enforcement or security personnel through any internet-connected computer and to iPhone or Android mobile devices.

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

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate, and CaseBuilder are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution is also sold on a subscription basis. As of September 30, 2023, we had ShotSpotter coverage areas under contract for approximately 1,140 square miles, of which 1,105 square miles had gone live. Coverage areas under contract included 164 cities and 18 universities and corporations across the United States, South Africa and the Bahamas, including some of the largest cities in the United States. Most of our revenue is attributable to customers based in the United States. We expect to go live with over 140 total miles in 2023.

Our Tier 4 and 5 pricing programs for smaller law enforcement agencies (those with fewer than 100 sworn officers) allow them to contract for ShotSpotter to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate. We have found that Tier 4 and 5 customer sales cycles are shorter than traditional sales cycles and open up a new and sizeable portion of the market for the company. In addition, some gunshot detection-based revenue comes from SoundThinking Labs projects. These are generally conducted in coordination with a sponsoring charitable organization and may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, SoundThinking Labs projects will normally produce gross margins significantly lower than most of our other solutions. Additionally, while we intend to continue to devote resources to increase sales of our non-gunshot detection solutions, we expect that revenues from ShotSpotter-based products will continue to comprise a majority of our revenues for the foreseeable future.

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

In August 2023, we acquired SafePointe, a provider of an AI-driven next-generation concealed weapons detection solution, and added this technology to our SafetySmart platform.

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

We enter into subscription agreements that typically range from one to three years in duration. Substantially all of our ShotSpotter sales are to governmental agencies and universities, which often undertake a prolonged contract evaluation process that affects the size or the timing of our sales contracts and may likewise increase our customer acquisition costs. For a discussion of the risks associated with our sales cycle, see risks entitled “Our sales cycle can be lengthy, time-consuming and costly, and our inability to successfully complete sales could harm our business” and “Because we generally recognize our subscription revenues ratably over the term of our contract with a customer, fluctuations in sales will not be fully reflected in our operating results until future periods” in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q.

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

We generated revenues of $24.0 million and $18.8 million for the three months ended September 30, 2023 and 2022, respectively. Revenues from sales of ShotSpotter during the three months ended September 30, 2023 and 2022 represented approximately 69% and 74% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 24% and 9% of our total revenues for the three months ended September 30, 2023, respectively, and 26% and 11% of our total revenues for the three months ended September 30, 2022, respectively.

We generated revenues of $66.7 million and $60.0 million for the nine months ended September 30, 2023 and 2022, respectively. Revenues from sales of ShotSpotter during the nine months ended September 30, 2023 and 2022 represented approximately 71% and 68% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 25% and 9% of our total revenues for the nine months ended September 30, 2023, respectively, and 32% and 10% of our total revenues for the nine months ended September 30, 2022, respectively.

For the three months ended September 30, 2023 and 2022, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $23.5 million and $18.6 million, respectively, or 98% and 99% of total revenues, respectively. For the nine months ended September 30, 2023 and 2022, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $65.3 million and $59.3 million, respectively, or 98% and 99% of total revenues, respectively.

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

We had net income (loss) of $(1.9) million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively, and net income (loss) of $(6.4) million and $7.4 million for the nine months ended September 30, 2023 and 2022, respectively. Our accumulated deficit was $98.8 million and $92.4 million at September 30, 2023 and December 31, 2022, respectively.

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

We will also focus on expanding our business by introducing new products and services to existing customers, such as ResourceRouter, CrimeTracer and as a result of our acquisition of SafePointe, an AI-driven weapon detection system, the acquisition of intellectual property assets and by gaining new customers for SoundThinking Labs. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth given our large and growing installed base of police departments who trust our products, support and way of doing business. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent. Consistent with this strategy, we expanded our suite of solutions with the acquisitions of Technologic, Forensic Logic and SafePointe.

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

Net New “Go-Live” Cities and Universities

Net new “go-live” cities and universities represent the number of cities and universities covered by deployments of our gunshot detection ShotSpotter solution that were formally approved by customers during the period, both from initial and expanded customer deployments, net of cities and universities that ceased to be “live” during the period due to customer cancellations. New cities and universities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities and universities as a key business metric to measure our operational performance and market penetration. Our net new “go-live” cities and universities in the three and nine month periods ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net new “go-live” cities and universities	7	6	21	17

Components of Results of Operations

Presentation of Financial Statements

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenues

We derive the majority of our revenues from subscription services. We recognize subscription fees ratably, on a straight-line basis, over the term of the subscription, which for new customers is typically one to three years in length. Customer contracts include one-time set-up fees for the set-up of our sensors in the customer’s coverage areas, training and third-party integration licenses. If the set-up fees are deemed to be a material right, they are recognized ratably over the contract term. Training and third-party integration license fees are recognized upon delivery.

For ShotSpotter sales to cities, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. For CrimeTracer, we generally invoice customers 100% of the total contract value when the subscription service is operational, which is often soon after contract execution. For SafePointe, we generally invoice the first year's subscription price when the contract is fully executed. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter. For ShotSpotter, our pricing model is based on a per-square-mile basis. For

ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate, contracts are priced on a customized-site basis. For ResourceRouter and CrimeTracer, pricing is generally tied to the number of sworn police officers in a particular agency. We may also offer discounts or other incentives in conjunction with all sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

Through Technologic, we generate revenues through the sale of (i) maintenance and support services and (ii) professional software development services to a single customer, through a sales channel intermediary. The sales channel intermediary contract includes a renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders. Using Technologic's technology, CaseBuilder is our case management solution that helps automate investigative work and improve case clearance rates for which pricing is generally based on the number of sworn police officers in a particular agency and revenue is recognized similar to our ShotSpotter products.

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

With the acquisition of SafePointe, we generate revenues from subscriptions of our AI-based weapons detection system based on the number of entryways, or lanes, being covered.

It is likely that international deployments may have different payment and billing terms due to their local laws, restrictions or other customary terms and conditions.

SoundThinking Labs projects may or may not be revenue-producing. When they are revenue-producing, they are generally sold on a cost-plus basis.

We anticipate that, due to rising costs of inflation, our customers may experience increased expenditures resulting in budget shortfalls and changes in their business cycle, which may cause delays in their ability to approve proposals for contracts.

Costs

Costs include the cost of revenues and impairment of property and equipment. For ShotSpotter solutions, cost of revenues primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service applications, costs related to operating our IRC, providing remote and on-site customer support and maintenance and forensic services, providing customer training and onboarding services, certain personnel and related costs of operations, stock-based compensation and allocated overheads that include information technology, facility and equipment depreciation costs. Cost of revenues for our SafePointe solution will be similar except that depreciation of the capitalized customer equipment will be smaller as the SafePointe customer equipment costs less.

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

For revenues generated through the sale of proprietary software licenses and related maintenance and support services and professional software development services, cost of revenues generally includes employee compensation costs that are relatively fixed, third-party contractor costs, allocated facility costs and overhead, and the costs of billable expenses such as travel and lodging.

The cost of revenues for CrimeTracer is generally related to employee compensation costs and data center hosting services, both of which are relatively fixed.

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

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions, marketing expenses for trade shows and lead generation programs, consulting fees, travel and facility-related costs and allocated overhead.

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

We are investing in engineering resources to support further development of ResourceRouter, CaseBuilder, CrimeTracer and SafePointe. The focus of this effort will be in the areas of data science modeling, user experience, core application functionality and backend infrastructure improvements, including integration of ShotSpotter gunshot data to enhance forecasting of gun violence.

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

In the near term, we expect our general and administrative expenses to decrease in both absolute dollars and as a percentage of revenues related to certain expense savings initiatives that we have taken.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income, interest expense and local and franchise tax expenses.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table sets forth our selected condensed consolidated statements of operations data for the three months ended September 30, 2023 and 2022 (in thousands):

		As a % of		As a % of	Change
	2023	Revenues	2022	Revenues	$	%
Revenues	$23,977	100%	$18,775	100%	$5,202	28%
Costs
Cost of revenues	10,225	43%	8,473	45%	1,752	21%
Total costs	10,225	43%	8,473	45%	1,752	21%
Gross profit	13,752	57%	10,302	55%	3,450	33%
Operating expenses:
Sales and marketing	6,289	26%	5,357	29%	932	17%
Research and development	3,186	13%	2,409	13%	777	32%
General and administrative	5,677	24%	3,866	21%	1,811	47%
Change in fair value of contingent consideration	82	0%	(5,405)	(29%)	5,487	(102%)
Total operating expenses	15,234	64%	6,227	33%	9,007	145%
Operating income (loss)	(1,482)	(6%)	4,075	22%	(5,557)	(136%)
Other expense, net	(93)	—	(42)	—	(51)	-121%
Provision for income taxes	299	1%	—	—	299	—
Net income (loss)	$(1,874)	(8%)	$4,033	21%	$(5,907)	(146%)

Revenues

The increase in revenues of $5.2 million was primarily attributable to a $4.2 million increase in revenues from new customers, expansion of existing customer coverage areas, contributions from the SafePointe acquisition and an increase of $1.0 million in professional services revenue. We went live in seven new ShotSpotter cities and expanded in two current cities and one current university during the three months ended September 30, 2023.

Costs of Revenues

The increase in cost of revenues of $1.8 million was due primarily to an increase in product costs due to the increase in our customer base and an increase in personnel costs.

Sales and Marketing Expense

Sales and marketing expense increased by $0.9 million, primarily due to salaries, commissions and other personnel costs as a result of increased headcount and increased revenue.

Research and Development Expense

Research and development expense increased by $0.8 million, primarily due to increased headcount and outside consulting services expense.

General and Administrative Expense

General and administrative expense increased by $1.8 million and was due primarily to a $0.7 million increase in acquisition expenses related to our acquisition of SafePointe, a $0.5 million increase in legal costs and an increase of $0.6 million in personnel-related costs, consulting expense, travel costs, insurance and other costs.

Change in Fair Value of Contingent Consideration

We had a $0.1 million increase in the fair value of the Forensic Logic contingent consideration liability during the three months ended September 30, 2023 compared to a $5.5 million decrease in the fair value of the contingent consideration liability during the three months ended September 30, 2022 related to revised 2022 and 2023 revenue forecasts due to delays in expected contracts by a small number of significant potential customers.

Other Income (Expense), Net

The increase in other expense, net was due to interest expense in 2023 related to the line of credit balance of $7.0 million.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. A $0.3 million provision for income taxes was recorded in the three months ended September 30, 2023. There was no provision for income taxes in the three months ended September 30, 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table sets forth our selected condensed consolidated statements of operations data for the nine months ended September 30, 2023 and 2022 (in thousands):

		As a % of		As a % of	Change
	2023	Revenues	2022	Revenues	$	%
Revenues	$66,672	100%	$60,005	100%	$6,667	11%
Costs
Cost of revenues	28,881	43%	25,130	42%	3,751	15%
Impairment of property and equipment	72	—	—	—	72	—
Total costs	28,953	43%	25,130	42%	3,823	15%
Gross profit	37,719	57%	34,875	58%	2,844	8%
Operating expenses:
Sales and marketing	19,580	29%	16,727	28%	2,853	17%
Research and development	8,896	13%	7,570	13%	1,326	18%
General and administrative	15,806	24%	11,710	20%	4,096	35%
Change in fair value of contingent consideration	(923)	(1%)	(8,842)	(15%)	7,919	(90%)
Total operating expenses	43,359	65%	27,165	45%	16,194	60%
Operating income (loss)	(5,640)	(8%)	7,710	13%	(13,350)	(173%)
Other expense, net	(78)	—	(280)	(1%)	202	72%
Provision for income taxes	643	1%	—	—	643	—
Net income (loss)	$(6,361)	(10%)	$7,430	12%	$(13,791)	(186%)

Revenues

The increase in revenues of $6.7 million was primarily attributable to a $8.9 million increase in revenues from new customers and expansion of existing customer coverage areas. This was offset by a decrease of $2.2 million from monthly support contracts due to a delayed amendment of a contract from late 2021 into January 2022, which supplemented monthly support contract revenues for the nine months ended September 30, 2022. We went live in 20 new ShotSpotter cities and one new university and expanded in 14 current customer sites and two current universities during the nine months ended September 30, 2023.

Costs of Revenues

The increase in cost of revenues of $3.8 million was due primarily to an increase in product costs due to the increase in our customer base and an increase in personnel costs.

Sales and Marketing Expense

Sales and marketing expense increased by $2.9 million, primarily due to a $1.0 million increase in salaries, commissions and other personnel costs, $0.8 million of additional amortization of the COPLINK X tradename, approximately $0.5 million related to a company-wide all-hands meeting associated with our rebranding launch, $0.4 million in increased marketing expenses and a $0.2 million write-off of unpaid invoices for Puerto Rico.

Research and Development Expense

Research and development expense increased by $1.3 million, primarily due to increased headcount and outside consulting services.

General and Administrative Expense

General and administrative expense increased by $4.1 million and was due primarily to an increase in personnel-related costs, as well as increased outside consulting expense, legal expense and insurance costs.

Change in Fair Value of Contingent Consideration

The fair value of the Forensic Logic contingent consideration liability decreased by $8.8 million during the nine months ended September 30, 2022 based upon revised 2022 and 2023 revenue forecasts due to contract delays by a small number of significant potential customers which resulted in the decrease in contingent consideration expense. The decrease in the nine months ended September 30, 2023 was $0.9 million.

Other Income (Expense), Net

The decrease in other expense, net was due primarily to decreased local and franchise taxes and increased interest income due to rising interest rates offset by interest expense on our line of credit.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. A $0.6 million provision for income taxes was recorded in the nine months ended September 30, 2023. No provision for income taxes was recorded in the nine months ended September 30, 2022.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $5.8 million and accounts receivable of $20.7 million as of September 30, 2023. On September 30, 2023, our available credit facility was approximately $18.0 million and we had $7.0 million outstanding on our line of credit, which was primarily used to fund our acquisition of SafePointe.

We believe our existing cash and cash equivalents, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of $37.2 million. However, should additional working capital be needed, we can utilize our unused credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee debt or equity financing will be available to us on terms that are favorable to us, or at all.

Use of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, and cash used in investing activities, such as property and equipment expenditures to install infrastructure in customer cities in order to deliver our solutions and acquisitions. Our expected material cash requirements are similar to our historical uses of cash as well as in connection with contingent earnouts, our stock repurchase program and repayment of any outstanding debt obligations under our credit facility, each as described below.

In August 2023, we acquired SafePointe for a purchase consideration of $25.6 million, consisting of $11.4 million in cash, subject to working capital adjustments, and the issuance of 549,579 shares of our common stock that was valued at $11.2 million at the time of acquisition. The purchase consideration also included contingent consideration valued at $3.0 million at the time of acquisition, which is related to a contingent earnout payable of up to $11.5 million based on SafePointe's revenues generated during the remainder of 2023 through 2025. Any earned amounts will be payable within approximately 120 days after the end of the target year.

In August 2023, we entered into an agreement to purchase patents, source codes and a customer list for $0.5 million in cash and $0.1 million in the form of 4,638 shares of our common stock, based on the closing price on the date of acquisition.

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

During the nine months ended September 30, 2023, we repurchased 228,782 shares of our common stock at an average price of $24.41 per share for approximately $5.6 million, under the 2022 Repurchase Program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of September 30, 2023, $19.4 million remains available under the 2022 Repurchase Program.

Credit Facility

In September 2018, we entered into our Umpqua Credit Agreement, initially providing for borrowing capacity of $10.0 million. The agreement was amended in November 2022 to increase the size of our available credit facility to $25.0 million with an expiration date of October 15, 2024. The revolving loan facility is for general working capital purposes. Our available credit facility as of September 30, 2023 was $18.0 million. On September 30, 2023, there was $7.0 million outstanding on our line of credit. There were no borrowings outstanding as of December 31, 2022. The Umpqua Credit Agreement subjects us to certain restrictive and financial covenants, see the risk entitled “The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions” in Part II, Item 1A, Risk

Factors, included in this Quarterly Report on Form 10-Q. We are in compliance with all the covenants under the Umpqua Credit Agreement as of September 30, 2023.

Cash Flows

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table presents a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$10,635	$10,069
Investing activities	(15,785)	(13,668)
Financing activities	535	(2,331)
Net change in cash and cash equivalents	$(4,615)	$(5,930)

Operating Activities

Our net income (loss) and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by operating activities during the nine months ended September 30, 2023 was $10.6 million compared to $10.1 million of cash provided by operating activities during the same period of 2022, an increase of $0.5 million. This was primarily due to increased accounts receivable collections and increased accounts payable and accrued expenses due to timing of invoices received and payments made, offset by an increase in prepaids and deferred product costs.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Investing activities used $15.8 million in the nine months ended September 30, 2023. This was primarily driven by the acquisition of SafePointe for $11.0 million, $4.4 million used for investments in property and equipment installed for our solutions in customer coverage areas and $0.4 million used for investments in intangibles and other assets, including intellectual property assets. Investing activities used $13.7 million in the nine months ended September 30, 2022, primarily from the acquisition of Forensic Logic for $4.6 million and investments in property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options, proceeds from the employee stock purchase plan purchases and proceeds from our line of credit, offset by payments for repurchases of our common stock and contingent earnout liabilities.

Financing activities generated $0.5 million in the nine months ended September 30, 2023. This was driven by $7.0 million in proceeds from our line of credit, $0.5 million in proceeds from our employee stock plan purchase and $0.1 million in proceeds from the exercise of stock options, offset by $5.6 million in payments for repurchases of our common stock and the payout of $1.5 million for the Technologic contingent consideration. Financing activities used $2.3 million during the nine months ended September 30, 2022, which was driven by $3.1 million in payments for repurchases of our common stock, offset by $0.5 million in proceeds from our employee stock purchase plan purchases and $0.3 million in proceeds from the exercise of stock options.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K and the notes to the audited consolidated financial statements appearing in our 2022 Annual Report on Form 10-K, filed with the SEC on March 14, 2023. As of September 30, 2023, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2022 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the notes to our condensed, consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates and inflation.

There were no material changes in our market risk during the nine months ended September 30, 2023, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures About Market Risk section of our 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In August 2023, we completed the acquisition of SafePointe. We continue to integrate internal controls at SafePointe into our control structure. With the exception of these changes, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Any interruptions or delays in service from our third-party providers could impair our ability to make our solutions available to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.
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

For example, with regard to the concentration of our revenue, for the nine months ended September 30, 2023, the City of New York and the City of Chicago, our two largest customers accounted for 25% and 9% of the Company’s total revenues, respectively. We may not be able to renew or extend our contract with the City of Chicago when it expires in February 2024 and we are experiencing a delay in our ShotSpotter renewal with Puerto Rico, see the risk entitled “Our success depends on maintaining and increasing our sales, which depends on factors we cannot control, including the availability of funding to our customers”. Any delays in renewal of our contracts or any of the other factors above or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

We recognize subscription revenues over the term of a subscription agreement. Once we enter into a ShotSpotter contract with a customer, there is a delay until we begin recognizing revenues while we survey the coverage areas, obtain any required consents for installation, and install our sensors, which together can take up to several months or more. We begin recognizing revenues from a ShotSpotter sale only when all of these steps are complete and the solution is live.

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

We had a net loss of $6.4 million for the nine months ended September 30, 2023 and as of September 30, 2023, we had an accumulated deficit of $98.8 million. Although we posted net income in 2019, 2020 and 2022, we had a net loss in 2021 and we had net losses prior to 2019. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•
higher costs to procure the sensors required for our solutions due to inflationary pressures;
•
sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•
research and development related to our solutions, including investments in our engineering and technical teams;
•
acquisition of complementary technologies or businesses, such as our acquisition of HunchLab technology in October 2018, our acquisition of Technologic in November 2020, our acquisition of Forensic Logic in January 2022 and our acquisition of SafePointe in August 2023;
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

To date, substantially all of our revenues have been derived from contracts with local governments and their agencies, in particular the police departments of major cities in the United States. To a lesser extent, we also generate revenues from federal agencies, foreign governments and higher education institutions. We believe that the success and growth of our business will continue to depend on our ability to add new police departments and other government agencies, domestically and internationally, as customers of our public safety solution and new universities, corporate campuses and key infrastructure and transportation centers as customers of our security solutions. Many of our target customers have restricted budgets, such that we are forced to compete with programs or solutions that offer an alternative use of the same funds. A number of factors could cause current and/or potential customers to delay or refrain from purchasing our solutions, prevent expansion of, or reduce coverage areas and/or terminate use of our solutions, including:

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

For example, in April 2023, Brandon Johnson, who has publicly indicated his desire to end the City of Chicago’s contract with us, became Chicago’s Mayor. Our existing contract with the City of Chicago will remain in effect until

February 2024 and we may not be able to renew or extend our contract on reasonable terms, if at all. The City of Chicago is one of our largest customers and represented 9% of our total revenues for the nine months ended September 30, 2023 and 10% of our total revenues for the year ended December 31, 2022. Additionally, while we signed an interim contract with Puerto Rico through December 31, 2023, we are working on the delayed renewal with Puerto Rico, which represented 1.1% and 2.7% of our total revenues for the nine months ended September 30, 2023 and 2022, respectively, and 2.6% of our total revenues for the year ended December 31, 2022. If we are unable to renew our contract with the City of Chicago or Puerto Rico, this could have a material adverse effect on our operating results.

The recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and Israel and Hamas, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, could also cause or exacerbate any of the foregoing. The occurrence of any of the foregoing would impede or delay our ability to maintain or increase the amount of revenues derived from these customers, which could have a material adverse effect on our business, operating results and financial condition.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not. During periods of economic uncertainty resulting from the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and Israel and Hamas, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, these risks are more pronounced than usual, as government entities struggle with reduced levels of resources related to implications of such global events.

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

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our other products, such as CaseBuilder (formerly ShotSpotter Investigate) and ResourceRouter (formerly ShotSpotter Connect), drives our ability to increase our revenues. Most of our ShotSpotter customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate, or may even decline. During periods of economic uncertainty resulting from recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and Israel and Hamas, and other macroeconomic pressures in the United States and the global economy, such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our SoundThinking solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers; geopolitical developments and other macroeconomic pressures as described above; our ability to expand our solutions; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of SoundThinking solutions by existing public safety customers or adding new customers, our revenues and growth prospects would suffer.

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

Additionally, events affecting our customers’ budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed. During periods of economic uncertainty resulting from the recent and potential future disruptions in access to bank capital and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and Israel and Hamas, and other macroeconomic pressures in the United States and the global economy, such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Real or perceived false positive gunshot alerts or false positive security threat detection, or failure or perceived failure to generate alerts for actual gunfire could adversely affect our customers and their operations, damage our brand and reputation and adversely affect our growth prospects and results of operations.

A false positive alert, in which a non-gunfire incident is reported as gunfire or detection of items that do not actually represent security threats, could result in an unnecessary rapid deployment of police officers and first responders, which may raise unnecessary fear among the occupants of a community or facility, and may be deemed a waste of police and first responder resources. A failure to alert law enforcement or security personnel of actual gunfire or security threats (false negative) could result in a less rapid or no response by police officers and first responders, increasing the probability of injury or loss of life. Both false positive alerts and the failure to generate alerts of actual gunfire or security threats (false negative) may result in customer dissatisfaction, potential loss of confidence in our solutions, and potential liabilities to customers or other third parties, any of which could harm our reputation and adversely impact our business and operating results. Additionally, third parties may misunderstand or misrepresent what constitutes a false positive or false negative and generate negative publicity regarding our solutions. For example, a May 2021 report by the MacArthur Center for Justice appears to argue that any incident that does not result in a police report is a false positive. The perception of a false positive alert or of a failure to generate an alert, even where our customers understand that our solutions were utilized correctly, could lead to negative publicity or harm the public perception of our solutions, which could harm our reputation and adversely impact our business and operating results.

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

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, conditions resulting from changes in gross domestic product growth, labor market shortages, inflation, interest rates, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, geopolitical tensions, such as the ongoing military conflicts between Russia and Ukraine and Israel and Hamas, terrorist attacks, climate change and global pandemics, could cause a decrease in funds available to our customers and potential customers and negatively affect the rate of growth of our business.

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

Part of our growth strategy depends on our ability to increase sales of our security and public safety solutions in markets outside of the United States. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer. During periods of economic uncertainty resulting from the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and Israel and Hamas, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual.

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

The failure of our solutions to meet our customers’ expectations or of our solutions generally could, in some cases, result in injury or loss of life, and could harm our reputation, which may have a material adverse effect on our business, operating results and financial condition.

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

In some cases, if our solutions fail to detect threats such as a firearm or other potential weapon or explosive device, or if our products contain undetected errors or defects, these failures or errors could result in injury or loss of life, which could harm our brand and reputation, subject us to litigation and potential claims against us, and have an adverse effect on our business, operating results and financial condition. There is no guarantee that our solutions will detect and prevent all attacks, especially in light of the rapidly changing security landscape to which it must respond, as well as unique factors that may be present in our customers’ operating environments. If our products fail to detect security threats for any reason, including failures due to customer personnel or security processes, it may also result in significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or cause other significant customer relations problems to arise.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”) and in November 2022, we amended the Umpqua Credit Agreement to, among other things, extend the maturity date from November 27, 2022 to October 15, 2024, increase the revolving credit commitment from $20.0 million to $25.0 million and increase the letter of credit sub-facility from $6.0 million to $7.5 million. As of September 30, 2023, there was $7.0 million outstanding on our line of credit. We had no amounts outstanding as of December 31, 2022.

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

Our strategy includes pursuing acquisitions, and our inability to successfully integrate newly acquired technologies, assets or businesses, or our becoming subject to certain liabilities assumed or incurred with our acquisitions, may harm our financial results. Future acquisitions of technologies, assets or businesses, which are paid for partially or entirely through the issuance of stock or stock rights, could dilute the ownership of our existing stockholders.

We acquired Technologic in November 2020, Forensic Logic in January 2022 and SafePointe and intellectual property assets in August 2023 in order to enhance our SafetySmart platform. We will continue to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our platform and applications, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

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

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with the acquisition of and integration of Technologic, Forensic Logic and SafePointe, intellectual property assets acquired or any future acquisitions. To the extent that we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

Additionally, there may be liabilities that we fail to discover while conducting due diligence for acquisitions, that we inadequately assess or that are not properly disclosed to us. In particular, to the extent that any acquired company failed to comply with or otherwise violated applicable laws or regulations, failed to fulfill contractual obligations to counterparties or incurred material liabilities or obligations to other parties that are not identified during the diligence process, we, as the successor owner, may be financially responsible for these violations, failures and liabilities and may suffer financial or reputational harm or otherwise be adversely affected. We also may be subject to litigation or other claims in connection with an acquired company. Any material liabilities we incur that are associated with our acquisitions could harm our business, operating results and financial condition.

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

Our gunshot detection solutions are designed to communicate real-time alerts of gunfire incidents to police officers and first responders. Similarly, our weapons detection solution obtained from our SafePointe acquisition is designed to identify potential threats and alert security personnel. Due to the nature of such applications, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer agreements contain provisions limiting our liability to our customers, we cannot be certain that these limitations will be enforced or that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence, or other issues, such as damages caused due to installation of our sensors on buildings owned by third parties, and we cannot assure you that we are adequately insured against the risks that we face.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, our solutions may be perceived as not being secure, our customers may be harmed and we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation or mass arbitration demands; fines and penalties; disruptions of our business operations; reputation harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, and supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by artificial intelligence (“AI”), telecommunications failures, earthquakes, fires, floods, and other similar threats. For example, in November 2023, we discovered that a recently terminated employee logged on to an employee resource, obtained our confidential information, and posted some of the information publicly on social media. We took steps to remove the information and prevent the former employee from posting the information again, but we are uncertain whether this will occur and to what extent the postings will affect our business or operations. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our systems and data at risk and could in turn have an adverse effect on our business. In addition, such a violation could expose sensitive data including; criminal justice information, and other data we are contractually obliged to keep confidential. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because such techniques change frequently and often are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to customer data or other sensitive information. Further, because of the nature of the services that we provide to our customers, we may be a unique target for attacks. Future or past business transactions (such as acquisitions or integrations) expose us to additional cybersecurity risks and vulnerabilities, as we and our systems are negatively affected by vulnerabilities and weaker security controls present in acquired or integrated entities’ systems, products, processes and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies and their products into our information technology environment and security program.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated critical and high risk vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. For example, many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal information. In addition, some of our customers contractually require notification of any data security incident.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employee's, personnel's, or vendor's use of generative artificial intelligence technologies.

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

We currently use and intend to leverage generative artificial intelligence (“AI”) processes and algorithms and our own evolving cognitive and analytical applications into our daily operations, including by deploying generative AI into our products and services, which may result in adverse effects to our financial condition, results or reputation. Generative AI products and services leverage existing and widely available technologies, such as Chat GPT-3 and its successors, or alternative large language models or other processes. The use of generative AI processes at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.

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

As a result, we may not be able to successfully integrate AI into our products, services and operations despite expending significant time and monetary resources to attempt to do so. Our investments in deploying such technologies may be substantial and may be more expensive than anticipated. If we fail to deploy AI as intended, our competitors may incorporate AI technology into their products or services more successfully than we do, which may impair our ability to effectively compete in the market.

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

Some of our customers choose to integrate our solutions with certain other systems used by our customers, such as real-time Technologic, Forensic Logic or SafePointe platforms or computer-aided dispatch systems. The functionality and popularity of our solutions depend, in part, on our ability to integrate our solutions into these systems. Providers of these systems may change the features of their technologies, restrict our access to their applications or alter the terms governing use of their applications in an adverse manner. Such changes could functionally limit or terminate our ability to use these technologies in conjunction with our solutions, which could negatively impact our customer service and harm our business. If we fail to integrate our solutions with applications that our customers use, we may not be able to offer the functionality that our customers need, and our customers may not renew their agreements, which would negatively impact our ability to generate revenues and adversely impact our business.

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

Legal and Regulatory Risks

We and our use of outdoor acoustic sensors, are subject to stringent and evolving laws, governmental regulation contractual obligations, policies and other legal obligations, particularly related to privacy, data protection and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputation harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences. Compliance with such laws could impair our efforts to maintain and expand our customer base, and thereby decrease our revenues.

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

For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), that applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and creating a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), (collectively, the “GDPR”) and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal data. Many countries are also beginning to impose or increase restrictions on the transfer of personal information to other countries. Data protection restrictions in these countries may limit the services we can offer in them, which in turn may limit demand for our services in such countries. Additionally, we may be required, under various privacy laws and other obligations, to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various data privacy and security laws and other obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI/ML to assist us in making certain decisions, which is regulated by certain data privacy and security laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

Some proposed laws or regulations concerning privacy, data protection and information security are in their early stages, and we cannot yet determine how these laws and regulations may be interpreted nor can we determine the impact these proposed laws and regulations, may have on our business. Such proposed laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. For example, some of our data processing practices may be challenged under wiretapping laws. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands. In addition, a foreign government could require that any personal information collected in a country not be disseminated outside of that country, and we may not be currently equipped to comply with such a requirement. Our failure to comply with federal, state and foreign data privacy laws and regulators could harm our ability to successfully operate our business and pursue our business goals.

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

Obligations related to data privacy and security (and consumers' data privacy and security expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims and mass arbitration demands); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

As of September 30, 2023, we had federal net operating loss carryforwards (“NOLs”) of approximately $66.9 million, of which $62.0 million will begin to expire in 2028, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of September 30, 2023, we also had state NOLs of approximately $48.3 million, which began expiring in 2023.These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of September 30, 2023, we had 34 issued patents directed to our technologies, 27 in the United States, two in Brazil, one each in Israel, Mexico, the United Kingdom, France and Germany. The issued patents expire on various dates from 2023 to 2034. We also license one patent from a third party, which expires in November 2023. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

We also face risks to any confidential or proprietary information of the Company which we may include in any prompts or inputs into any generative AI tools, as the providers of the generative AI tools may use these inputs or prompts to further train the tools. Not all providers offer an option to opt-out of such usage, and, even where we do opt-out, we cannot guarantee that the opt-out will be fully effective. In addition, we have little or no insight into the third-party content and materials used to train these generative AI tools, or the extent of the original works which remain in the outputs. As a result, we may face claims from third parties claiming infringement of their intellectual property rights, or mandatory compliance with open source software or other license terms, with respect to software, or other materials or content we believed to be available for use, and not subject to license terms or other third-party proprietary rights. We could also be subject to claims from the providers of the generative AI tools, if we use any of the generated materials in a manner inconsistent with their terms of use. Any of these claims could result in legal proceedings and could require us to purchase a costly license, comply with the requirement of open source software license terms, or limit or cease using the implicated software, or other materials or content unless and until we can re-engineer such software, materials, or content to avoid infringement or change the use of, or remove, the implicated third-party materials, which could reduce or eliminate the value of our technologies and services. Our use of generative AI tools may also present additional security risks because the generated source code may have been modelled from publicly available code, or otherwise not subject to all of our standard internal controls, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on the code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

In November 2022, our board of directors approved a new stock repurchase program for up to $25.0 million of our common stock, of which $5.6 million was utilized as of September 30, 2023. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Unregistered Sales of Equity Securities

On August 15, 2023, we issued 4,638 shares of our common stock to PredPol Inc. as partial consideration for the acquisition of intellectual property assets.

On August 18, 2023, we issued 549,579 shares of our common stock to members of SafePointe, as partial consideration in connection with the acquisition of 100% of the membership interests in SafePointe.

The offer and issuance of these shares of common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act promulgated thereunder as a transaction by an issuer not involving a public offering.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1, 2023 - July 31, 2023	—	—	—	$21,358
August 1, 2023 - August 31, 2023	44,980	$20.60	44,980	20,431
September 1, 2023 - September 30, 2023	48,032	21.15	48,032	$19,416
Total	93,012	$20.88	93,012

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

Item 6. Exhibits

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	April 11, 2023
3.2	Certificate of Change of Registered Agent	10-Q	001-38107	3.2	August 10, 2023
3.3	Amended and Restated Bylaws	8-K	001-38107	3.1	November 9, 2023
10.1(#)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Restricted Terms and Conditions under the 2017 Equity Incentive Plan					X
10.2(#)	Form of Performance- and Service-Based RSU Grant Notice and Terms and Conditions					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

SOUNDTHINKING, INC.

Date: November 14, 2023	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: November 14, 2023	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer