Form 10-K
period 2023-12-31
SOUNDTHINKING, INC.
filed 2024-04-01
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered independent public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a closing price of $21.86 per share of the Registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2023 was $203,469,492.

The number of shares of Registrant’s common stock outstanding as of March 26, 2024 was 12,786,840.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June, 11, 2024, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2023.

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

SUMMARY OF RISK FACTORS

Investing in our common stock involves risks, including those discussed in the section. titled “Risk Factors”

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
•
Economic uncertainties or downturns, or political changes, could limit the availability of funds available to our existing and potential customers, which could materially and adversely affect our business.
•
The nature of our business exposes us to inherent liability risks.
•
As a result of our use of outdoor acoustic sensors, we are subject to governmental regulation and other legal obligations, particularly related to data privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could impair our efforts to maintain and expand our customer base, and thereby decrease our revenues.
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
•
Ongoing social unrest may have a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.

PART I.

Item 1. BUSINESS

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement and civic leadership. As of December 31, 2023 we had approximately 250 customers and to date have worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

In April 2023, we changed the company name, ShotSpotter, Inc., to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebranding, we introduced our SafetySmartTM platform that includes five data-driven tools consisting of: (i) our flagship product, ShotSpotter® (formerly ShotSpotter Respond), our leading outdoor gunshot detection, location and alerting system trusted by 170 cities and 19 universities and corporations as of December 31, 2023, (ii) CrimeTracer™ (formerly COPLINK X), a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases, (iii) CaseBuilder™ (formerly ShotSpotter Investigate), a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ (formerly ShotSpotter Connect), which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, and (v) SafePointe™, an artificial intelligence ("AI")-based weapons detection system, that we added when we acquired SafePointe, LLC (“SafePointe”) in August 2023. We also offer other security solutions within our flagship product offering ShotSpotter, including ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate, that are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses, highways, and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. We offer the majority of our solutions on a software-as-a-service subscription model to our customers. SoundThinking Labs supports innovative uses of the Company's technology to help protect wildlife and the environment.

As of December 31, 2023, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract for over 1,160 square miles, of which over 1,120 square miles had gone live. Coverage areas under contract included 170 cities and 19 universities and corporations across the United States, South Africa, Uruguay and the Bahamas, including some of the largest cities in the United States. Most of our revenue is attributable to customers based in the United States.

Since our founding over 27 years ago, SoundThinking has been and continues to be a purpose-led company. We are a mission-driven organization that is focused on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing them solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

SafetySmart™ PLATFORM

ShotSpotter®

SafePointe™

CrimeTracer™

CaseBuilder™

CaseBuilder™ Crime Gun

ResourceRouter™

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

The Violent Crime Problem

The majority of urban gunfire goes unreported. A 2016 report published by The Brookings Institute analyzing data collected from ShotSpotter and our customers suggests that approximately 80% of the gunshots detected by our public safety solution are not reported to 911 by residents. Even in the instances when 911 calls are made, the information reported by the caller is often incomplete or inaccurate as to the time and location of the gunshot. Furthermore, in many cases it is often difficult for the caller to authenticate the incident as gunfire. In addition, we believe that in communities plagued by gun violence, there is often a lack of trust between the community’s residents and its police force, which can exacerbate the underreporting of gunfire and create a vicious cycle of underreporting, lack of response and increased mistrust due to continued unaddressed gun violence in the community. When gunfire is not reported or is reported inaccurately, law enforcement and medical personnel cannot address injuries nor effectively investigate and solve related crimes or prevent future incidents.

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

Our Vision

We see a world where data is converted into actionable intelligence thereby enabling police departments to implement modern 21st century policing practices. These practices can help police be more efficient directing law enforcement interventions toward the few that commit crimes and more effective in building community trust and engagement while co-producing public safety outcomes. We believe the SoundThinking SafetySmart platform can be a valuable set of tools in implementing 21st century policing practices. Our precision policing solutions included our flagship product ShotSpotter, CrimeTracer, CaseBuilder and ResourceRouter. In August 2023, we acquired SafePointe, LLC ("SafePointe") and added their AI-based weapons detection system to our SafetySmart platform.

SafetySmart™ PLATFORM

Better Information | Better Decisions | Better Outcomes

ShotSpotter®

Gunshot Detection

- Real-time alerts for rapid, precise response to save lives
- Increase evidence recovery and NIBIN leads
- Enhance gun violence prevention/intervention with Data4Good

CrimeTracer™

Investigative Lead Generation

- Accelerate investigations with largest database of local and regional crime data in single portal
- Advanced link analysis detects relationships between people, places, and things

CaseBuilder™

Digital Case Management

- One-stop digital case folder houses all data and workflows
- Analytical and collaboration tools accelerate and improve solvability
- More efficient and effective case handling

CaseBuilder™ | Crime Gun

Gun Crime Management

- Centralized collaboration on gun crime activities including Respond alerts & NIBIN leads
- Prioritize and track leads and tasks
- Operational insights on case outcomes for stakeholder feedback

ResourceRouter™

Patrol Resource Management

- Data-driven deployment of patrol resources for highest impact
- Gain actionable insights into officer activity
- Free up analysts for more strategic work

SafetySmart™ PLATFORM

Better Information | Better Decisions | Better Outcomes

ShotSpotter® | Security

Gunshot Detection

- Gunfire alerts with precise location and situational awareness in <60 seconds
- Integrations with nearly all security technologies to enhance the response and investigation to a gunfire incident

SafePointe™

Weapons Detection

- AI-driven weapons detection allows high throughput without disruption
- Unmanned screening at a lower overall cost of ownership
- Passive concealed sensors for better screening experiences

ShotSpotter

ShotSpotter (formerly ShotSpotter Respond), our acoustic gunshot detection technology serves cities and municipalities seeking to identify, locate and deter persistent, localized gun violence by incorporating a real-time gunshot detection system into their policing systems. ShotSpotter is used by local police departments and a version of ShotSpotter, branded as ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate, are used by security personnel in the protection of critical assets such as colleges, universities, commercial campuses and highways.

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

We typically design and deploy arrays of 15 to 25 sensors per square mile taking into consideration the unique acoustic environment in which we are deploying. The cumulative experience of deploying in various cities with different acoustic properties has provided a distinct advantage in tailoring our sensor arrays to perform at high levels. We have full telemetry to each sensor that provides detailed data to our system to monitor each sensor’s health and availability. Sensor firmware is maintained with over-the-air updates. Because we design our networks with a certain amount of redundancy to ensure durability, in our sensor arrays, multiple sensors can be offline at any given time without affecting the overall performance of the system.

Incident Review Centers - Classification

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

Our IRC operates primarily out of our principal facilities in Fremont, CA and Washington, D.C. and receives audio from incidents detected by our outdoor sensors regardless of where such incidents occur. Although our IRC normally operates from our offices, our trained personnel can perform IRC functions from any location that has a high-speed internet connection. During the COVID-19 pandemic, IRC personnel performed their job function from our IRC facilities and/or remote locations.

Gunshot Detection Alerts

Our alerts are delivered in the following forms:

Real-Time Alerts

Our IRC sends real-time notifications of outdoor gunfire incidents to the ShotSpotter application, which is specifically designed for emergency communications centers, dispatch centers, and other public safety answering points.

The ShotSpotter alert received by the ShotSpotter application includes a unique identification number (ShotSpotter ID number), a precise time and date of the gunfire (trigger time), approximate street address of the gunfire, number of shots and police district and beat identification. One of our incident review specialists may add other contextual information related to the incident such as the possibility of multiple shooters, high-capacity or fully automatic weapons and vehicles.

The 911 dispatcher may add their own notes relating to the incident in which case the notes are time- and date-stamped and indicate the operator’s identification. A comprehensive audit trail of all changes to the incident is maintained that includes the time the alert was received and acknowledged by the dispatcher. These data may be used to measure key performance indicators by dispatch personnel.

ShotSpotter Application

We offer a robust ShotSpotter application for use by patrol officers and security personnel that is available on iPhone or Android mobile devices and computers installed in patrol vehicles and dispatch centers. This application allows field personnel to directly receive alerts of outdoor gunshots and related critical information. The alert includes a unique identification number (ShotSpotter ID number), a precise time and date of the gunfire (trigger time), nearest street address to the location of the gunfire, number of shots and police district and beat identification. One of our incident review specialists may add other contextual information related to the incident such as the possibility of multiple shooters, or high-capacity or fully automatic weapons. In addition, the dispatcher may add their own notes. The alert also includes an audio snippet of the incident.

Mobile Device Support-Apple iOS and Android-phones/tablets and watches

To the **Officer's Phone**

8:36 AT&T
97%
ShotSpotter®
2620 Fordham St
MetropolisWest
TODAY
AREA
08:30:0
0
Beat 2
DISMISS
Filter
INCIDENTS
37
24 Hrs
DAYS
3
7
14
30
2033 Cooley Ave
MetropolisWest
TODAY
08:00:00
AREA
/Beat 3
CAD
215 Holland St
MetropolisWest
TODAY
07:30:00
AREA
/Beat 1
CAD
06:30:00
/Beat 3
LIST
DETAIL
8:37 AT&T
97%
ShotSpotter®
2773 Illinois St
MetropolisWest
07:00:00 - 2 hours ago
Gonzaga St
Illinois St
82'
Google
Map Data
Terms of Use
LIST
DETAIL
8:37 AT&T
97%
ShotSpotter®
2773 Illinois St
MetropolisWest
today
04/10/2023 @ 07:00:00
AREA:
/Beat 2
CAD:
SHOTSPOTTER ID:
9751-hFSY6mtG
NAVIGATION
REPORT
AUDIO
ACTIVITY
system: 2 hours ago
Published
Chat or email support@soundthinking.com
LIST
DETAIL

1:36
SST
Multiple_Gunshots - 2 rounds at : 1345 W Burleigh , Milwaukee, WI

To the **Officer's Watch**

SST Alert
6:51 PM
Multiple_Gunshots - 4 rounds at : 2983 19th St , Richmond, CA

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

Detailed Forensic Reports and Certified Expert Witness Services

As part of our solution, we offer Detailed Forensic Reports (“DFRs”). These provide investigators and attorneys with comprehensive, court-admissible analysis of a shooting incident, including the gunfire audio. We also offer expert witness testimony to introduce the forensic analysis of the DFRs at trial and to provide technical expertise regarding our technology. Our forensic employees have testified in over 300 cases throughout the United States. Our forensic analyses have survived dozens of challenges in numerous states, under both the Frye and Daubert standards of admissibility. The following is an example of a DFR.

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

8

ShotSpotter Results and Benefits

•
Expedited Response to Gunfire. In 2023, we issued over 328,000 gunshot alerts to our customers. In areas where gun violence is persistent, we believe most gunshots are not otherwise reported. Even when calls are made, many callers are unable to provide a location of the gunshot or other relevant details. Human response time to unfolding violence often delays calls for several minutes in circumstances where response time can be critical. By contrast, our solutions typically alert emergency dispatch centers and field personnel within 45 seconds of the report of the gunfire incident and provide an exact location, enabling them to respond faster and to a specific location. The ability to respond more quickly increases the chances of apprehending the shooter and assisting victims of violence, in addition to aiding in evidence collection.
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

ShotSpotter Potentially Helps Save Lives

The below graphic demonstrates positive impact results observed at a few of our customers.

1 Albuquerque PD statistics 2022

2 Oakland PD Statistics 2020

3 Winston Salem, NC, Public Safety News Conference, October 12, 2022

4 Detroit PD statistics 2022

ResourceRouter (formerly ShotSpotter Connect)

Law enforcement agencies are increasingly facing challenges in maintaining a functional level of staffing due to early retirements and a more limited ability to recruit new officers. ResourceRouter helps address this new reality by helping agencies make their largest cost center – patrol – more efficient and effective in reducing crime and better engaging with the community.

ResourceRouter automates the planning of directed patrols for all serious crime data across an entire jurisdiction on a daily basis. With ResourceRouter, analysts and supervisors review pre-generated directed patrol assignments that ensure officers are at the right place at the right time to maximize crime prevention while also guarding against over- and under-policing. Pre-patrol briefings provide situational awareness to officers and recommend patrol tactics, facilitating optimal outcomes even with limited staffing and resources.

ResourceRouter uses AI-driven analysis to direct officers to patrol a location within their beat that is likely to have the highest risk for crime during their shift. A timer guides officers to patrol this area for a short period of time, often 15 minutes, to create a deterrent effect that can last for hours. ResourceRouter collects time, place, and tactical data from all directed patrol sessions which can be analyzed to determine the impact on crime as well as provide a level of oversight that can be used to optimize future assignments, policies, and strategies.

The system combines carefully selected historical crime data that is less susceptible to enforcement bias ingested through the agency RMS feeds along with objective temporal, location and event-based inputs including ShotSpotter data for cities that use our ShotSpotter solution, to create crime risk assessments. The system ingests multiple years’ worth of agency data and is “trained” using machine learning to determine correlations across variables. The models are then tested against recent crime data to calibrate forecast accuracy. We believe these light touch, non-enforcement tactics help agencies interact with the community in a more standardized, positive and respectful manner.

ResourceRouter™

Data-driven Resource Deployment

714
653
00:28
642
Google
ResourceRouter™
LOCATION
ZOOM IN
ZOOM OUT

Automate Direct Patrols to Highest Risk Areas per Shift

00:00
TACTICS
High-Visibility Car Patrol
HIGH-VISIBILITY CAR PATROL
VISIT BUSINESSES
PROVIDE CRIME PREVENTION INFO
FOOT PATROL
ResourceRouter™
BRIEFING
TACTICS
PATROL
OBSERVE
LOCATION
ZOOM IN

Focus on Community Engagement

00:00
PATROL COMPLETE
333
Google
BRIEFING
TACTICS
OBSERVE
PATROL
ZOOM IN
ZOOM OUT

Track for Impact and Accountability

Results and Benefits:

•
Directed patrol planning to maximize crime deterrence.

•
Non-enforcement tactics guidance by crime type.
•
Reports on officer activity for impact and accountability.
•
Better community engagement.

CaseBuilder (formerly ShotSpotter Investigate) Tools Portfolio

CaseBuilder's tools portfolio includes CrimeTracer (formerly COPLINK X) and CaseBuilder (formerly ShotSpotter Investigate and ShotSpotter GCM (Gun Crime Management).

CrimeTracer (formerly COPLINK X)

CrimeTracer is a powerful law enforcement search engine and information platform that enables law enforcement to search data from agencies across the United States using natural language speech terms and concepts. With CrimeTracer, officers have instant access to information they need, enabling them to strike the right balance between crime reduction, community engagement, and personal safety. CrimeTracer provides law enforcement with the abilities to:

•
Search through structured and unstructured data to obtain immediate tactical leads.
•
Access law enforcement data records from a centralized, user-friendly interface.
•
Leverage advanced link analysis to quickly detect relationships between people, places and events.
•
Link leads to reports, suspects and other entities.
•
Identify crime trends to make operational and resource decisions.

CrimeTracer was added to our investigative tools portfolio in January 2022 through the acquisition of Forensic Logic, LLC ("Forensic Logic").

CaseBuilder (formerly ShotSpotter Investigate)

We acquired the CaseBuilder investigative case management solution in November 2020. We reconfigured and integrated the product to create the ability to use gunfire incident data from ShotSpotter to populate cases automatically and launched the solution in July 2021.

The average homicide clearance rate in the United States was less than 50% in 2021, according to a report published by The Marshall Project in 2022. This means that in more than half the cases the suspect is not held accountable and is free to commit another crime while victims’ families don’t get closure A low clearance rate is a self-perpetuating problem for a law enforcement agency. The problem starts when detectives can’t quickly close cases and clear up their case load, while they continue to catch new ones. Soon they are overloaded with cases and as they attempt to juggle a high caseload they get spread too thin and then leads start to slip through the cracks and the opportunity to solve the case diminishes. In the longer term, this can create a moral problem within the investigative arm of the agency and they are exposed to losing experienced detectives. This exacerbates the low clearance rates meaning victims are denied justice and the mistrust of law enforcement increases.

The most common tools that departments use to manage, track and solve cases range from purely manual to homegrown to limited function RMS modules or a mix of these. These approaches lack robust collaboration features, have poor data security features and the inability for supervisors to track case progress. We believe there is an opportunity to bring a complete digital case management solution to the market to help improve clearance rates of all crime types and accelerate solvability under the SoundThinking brand and sell to both our installed base and new potential customers, such as prisons.

CaseBuilder provides a complete case management solution for detectives and supervisors in local, state and federal law enforcement agencies. It has been used by the New York Police Department for years at scale by thousands of officers as an on-premise solution. The solution provides:

•
Complete Digital Case Management. CaseBuilder addresses the challenges investigators and supervisors face in conducting and documenting investigations. It enables police to have all case-related data in one place in a digital and structured format so that it is quickly searchable and able to be used to drive analysis and reporting. We believe law enforcement agencies can use this tool to be more efficient and effective at solving crimes and close more cases to provide resolution for victims and keep offenders from committing additional crimes.
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

How CaseBuilder works

Investigate
Interactions
Incidents
Investigations
Intelligence
Integrity
Analytics
Other
Link Analysis

CaseBuilder™

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

CaseBuilder Crime Gun

CaseBuilder includes a first-of-its-kind digital case management solution that focuses specifically on gun crime and was launched in June 2022. This offering subset of CaseBuilder focuses on gun violence. The solution automates the process by which key information is inputted, captured and used to identify associated gun crime cases leading to the identification of persons of interest. The solution also supports streamlined collaboration and generation of operational insights that we believe enables detectives and investigative supervisors to solve gun crime more efficiently and effectively.

SafePointe

On August 18, 2023, we acquired SafePointe, an innovator in intelligent weapons detection technology. SafePointe’s AI-based solution is designed for high-traffic environments that require highly secure, frictionless access in a low-profile form factor. SafePointe extends our SafetySmart™ platform with a proven weapons (firearms, tactical knives, explosives) detection solution that identifies potential threats. SafePointe’s systems have been installed in workplaces, museums, schools, casinos, financial institutions and hospitals that rely on SafePointe to field, monitor and screen on-premises security concerns.

Our weapons detection technology consists of proprietary sensors deployed in a variety of configurations, and cloud-based software designed to detect and alert the customer of possible weapons entering their facility. The speed and accuracy of our weapons detection alerts enable local security teams and/or law enforcement to consistently and quickly respond to potential weapons-related incidents before they occur. Many SafePointe customers have implemented our solution as their first, and often only, weapons detection option.

When our sensors detect the possible presence of a weapon, a picture and video clip is captured and the alert is immediately sent to our Alert Review Center (“ARC”). Similar to ShotSpotter’s IRC, the ARC is where our trained alert review analysts are on duty 24 hours a day, seven days a week, 365 days a year to screen and classify threat levels on our customer’s property. The reviewed alert is then pushed to the customer through the cloud-based software in a variety of delivery options; email, text, mobile app, or browser notification.

Our Markets

We believe there is significant demand for advanced gunfire detection and location notification solutions that accurately and quickly report instances of gunfire, based on three primary use cases:

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
•
Corporate/Other— for security personnel (which may include law enforcement personnel) serving large enterprise businesses, hospitals, casinos, hotels, and other areas in which authorities desire to know if and when weapons are being brought onto their property.

Based on data from the Federal Bureau of Investigation's (the “FBI”) 2018 Uniform Crime Report, we estimate that the domestic market for our public safety solution consists of the approximately 1,400 cities that had four or more homicides per 100,000 residents in 2016. The Uniform Crime Report includes information reported directly to the FBI by 18,000 city, university and college, county, state, tribal and federal law enforcement agencies.] We believe that four or more homicides per 100,000 residents represents a significant gun violence problem. We estimate that a customer in this market could invest an average of approximately $400,000 per year for ShotSpotter. In 2021, we also started focusing on smaller cities that may not be included in the 1,400 cities list and expect this could add another several hundred potential customers. We believe these smaller cities could invest an average of approximately $50,000 to $100,000 per year for ShotSpotter.

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

Outside of the United States, we estimate that the market for ShotSpotter includes approximately 200 cities in Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. We estimate that a customer in this market could invest an average of approximately $1.0 million per year for our public safety solution. We estimate the average investment amounts for prospective customers based on our experience with existing customers, our anticipated demand for our solutions and the corresponding coverage areas that we expect prospective customers would elect to cover with our solutions.

We believe there is demand for ResourceRouter both within our existing ShotSpotter customer base and within a broader set of police departments that are not ShotSpotter customers today. We estimate that the market for our ResourceRouter solution includes up to 1,500 cities, based on cities that have a population above 25,000 people. We expect that, on average, a customer could invest approximately $50,000-$100,000 per year for our ResourceRouter solution. We expect that ResourceRouter may also be needed by potential international customers as well, who could invest over $100,000 per year for the solution.

We believe there is demand for a robust tool that would empower law enforcement agencies to solve more crime and close more cases. Every law enforcement agency has the duty and mandate to document and investigate alleged crimes in order to hold perpetrators accountable and provide resolution for victims. Unfortunately, the options to do this in a digitized and automated way are generally lacking. We believe CaseBuilder offers the most complete investigative case management solution on the market that has been proven to be effective with one of the leading law enforcement agencies in the country. We estimate the market for our solution consists of over nearly 3,000 local, state and federal agencies in the United States and potentially thousands internationally. We expect that, on average, United States customers could invest approximately $100,000 per year for our CaseBuilder solution and international customers could invest approximately $500,000 per year.

Our Growth Strategy

We intend to drive growth in our business by continuing to build on our position and brand as the leading provider of outdoor gunshot detection, location and alerting solutions. We also plan to leverage our large and growing installed base of customers with high net promoter attributes that consider SoundThinking a trusted partner, to grow adoption of our newer products ResourceRouter, CaseBuilder, and CrimeTracer not only within the installed base, but outside of it. Key elements of our strategy include:

•
Accelerate Our Acquisition of Public Safety Customers. We believe that we continue to be in the early stages of penetrating the markets for our public safety solutions. We serve law enforcement agencies in three of the ten largest U.S. cities as ShotSpotter customers. Over the last few years we expanded our direct sales force and customer success teams and added marketing lead-generation capabilities to accelerate growth in this market. Moreover, as we add new public safety customers, publicity and the number of potential references for our solutions increase, which results in our brand and our solutions becoming more well known. We intend to capitalize on this momentum to grow sales.
•
Expand ShotSpotter Revenue within Our Existing Customer Base. As customers realize the benefits of our solutions, we believe that we have a significant opportunity to increase the lifetime value of our customer relationships by expanding coverage within their communities through a “land and expand” strategy. For example, of our ShotSpotter customers, approximately 39% have expanded their coverage areas from their original deployment areas by an average of almost eight square miles as of December 31, 2023. Our overall revenue retention rate was 107% for 2023, 124% for 2022 and was 125% for 2021.
•
Expand Our International Footprint. With only three currently deployed ShotSpotter customers outside of the United States in South Africa, the Bahamas and Uruguay, we believe that we have a significant opportunity to expand internationally. We estimate that the market outside the United States for our public safety solutions includes approximately 200 cities in Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. In addition, we believe that there is a market for our security solutions, ResourceRouter and CaseBuilder outside the United States. We intend to increase our investment in our international product, sales and marketing efforts to penetrate new geographies over the coming years.
•
Drive Additional Revenue per Customer with the Development or Acquisition of New Products and Services. We are transforming the company from a domestic acoustic gunshot detection company to a global precision policing technology solutions company. We evaluate opportunities to develop or acquire complementary products and services. For example, our acquisition of HunchLab in 2018, renamed ResourceRouter, provides an opportunity to increase our revenue per customer with a related and value-added technology that helps deter crime through strategically planned patrols. Our 2020 acquisition of LEEDS, LLC ("LEEDS") provided entry into a comprehensive investigative case management solution, with our CaseBuilder solution. Our 2022 acquisition of Forensic Logic added investigative lead generation and search and analysis technology with our CrimeTracer solution. Our 2023 acquisition of SafePointe added their AI-based weapons detection system to our SafetySmart platform. We offer our solutions on a software-as-a-service subscription model to our customers. Our current approach is to leverage trusted relationships with current customers to drive initial adoption and increase revenue and lifetime value per customer.
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
•
Grow Our Security Business. We have developed our ShotSpotter for Campus, (formerly ShotSpotter SecureCampus) solution for universities and other educational institutions. We have also developed ShotSpotter for Corporate (formerly ShotSpotter SiteSecure) for customers such as corporations trying to safeguard their employees, customers, brand and profits, and ShotSpotter for Highways for public agencies focused on protecting citizens on highways. As of December 31, 2023, we had 19 ShotSpotter for Campus and ShotSpotter for Corporate customers under contract. While we will still plan to sell to educational institutions, we are shifting our primary focus to certain commercial customers. We feel SafePointe and ShotSpotter for Campus provides strong complements to each other and will enable us to successfully offer a more comprehensive solution to our education and commercial clients alike.
•
Expand Total Addressable Market ("TAM"). Our acquisition of SafePointe has allowed us to expand our TAM into the estimated $20 billion weapons detection market. Furthermore, this acquisition broadens our customer base into healthcare, casinos/hospitality, and enterprise level corporations.

SoundThinking Labs

SoundThinking Labs houses our advanced technology efforts to adapt and extend our commercial technology to address significant wildlife and environmental issues. Our current focus is on combating rhino poaching in Kruger National Park, South Africa and blast fishing that threatens coral reefs and food security in Southeast Asia. We have been able to collect revenues from philanthropic entities to cover direct and indirect costs. Innovations have made their way back into our commercial business such as the development of a solar-powered sensor from the Kruger deployment; that technology is similar to those now being used for our freeway deployment.

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

The potential decline in fish catch which is the protein source for approximately 1 billion coastal residents is a strategic food security issue. In addition, coral reefs form the basis of coastal and marine tourism, a valuable national income sector. It is estimated that, coral reefs around the globe provide services valued between US $172 billion to $375 billion annually. Reefs must be protected for economic sustainability and food security. Our work in the Coral Triangle also known as the Amazon Forest of the Ocean has shown some promising results. The precise detection and alerting of incidents of fish blasting provides a real time awareness to the extent of fish blasting and helps target enforcement interventions designed to deter and prevent fish blasting activities.

Customer Revenue Model

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Campus, ShotSpotter for Corporate and ShotSpotter for Highways are typically sold on a subscription basis, each with a customized deployment plan. ResourceRouter, CaseBuilder, and CrimerTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. With the acquisition of SafePointe, we generate revenues from subscriptions of our AI-based weapons detection system based on the number of entryways, or lanes being covered, a lane being the detection area between two sensors. As of December 31, 2023, we had ShotSpotter, ShotSpotter for Campus, ShotSpotter for Corporate and

ShotSpotter for Highways coverage areas under contract of over 1,160 square miles in the aggregate, of which 1,120 miles have gone live. Coverage areas under contract for ShotSpotter included over 170 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 19 campuses/sites across the United States, South Africa, Uruguay and the Bahamas, including some of the largest cities in the United States. As of December 31, 2023, we had 158 SafePointe lanes under contract. For the year ended December 31, 2023, our two largest customers, the City of New York and the City of Chicago accounted for 25% and 9% of our revenues, respectively. For the year ended December 31, 2022, our two largest customers, the City of New York and the City of Chicago accounted for 30% and 10% of our revenues, respectively. For the year ended December 31, 2021, our two largest customers, the City of New York and the City of Chicago accounted for 28% and 14% of our revenues, respectively. Delivery of CaseBuilder in the City of New York will add additional professional services requirements and revenue.

Go-To-Market

We sell our solutions through our direct sales teams, and starting in 2022, we utilized two reseller organizations. Our sales teams focus on both new customer acquisition, customer renewal, add-on sales, and coverage expansion. Our sales team identifies communities with the opportunity to benefit from our solutions, communicates with key stakeholders, navigates the challenges associated with our customers’ complex funding and procurement cycles, and establishes a foundation for a successful customer relationship. In addition, our sales team works with customers to identify and procure funds from alternate sources, including state and federal government grants. The two reseller organizations focus on CrimeTracer sales efforts and university security sales. Our security solutions sales efforts focus primarily on highways, and corporate campuses, national retailers, and in some cases, stadiums, arenas, and venues supporting large groups of employees and/or patrons. We intend to continue to invest in building a global sales organization as we further penetrate the market for ShotSpotter and expand the customer base for our security solutions.

Marketing

Our marketing function has several focus areas, with demand generation being the largest investment. It is designed to drive a new and qualified pipeline for each product in our SafetySmart platform. The program consists of a series of targeted email, digital and offline campaigns to key personas in prospective agencies, as well as influencers, to drive interest in our suite of products. This effort is supplemented by content marketing to target search engine keywords that buyers are using to raise the ranking of relevant digital content the company is now producing in greater quantities to educate them on our products. The awareness efforts are supported by a team of sales development representatives who make outbound calls to further drive interest and qualify leads. Conversions from marketing leads to sales qualified opportunities continue to increase as the team has gained more experience and tested various approaches. The demand generation efforts are tracked and measured with a robust marketing technology automation platform.

In general, due to the high visibility of gunfire incidents, the media’s interest in covering them, and SoundThinking’s key role in alerting police for a quick response to these events to save lives, we attract significant attention from broadcast, online and print press. Members of the media have access to a self-serve, comprehensive media kit to easily capture video and photos that depict the service and its benefits in a compelling fashion to enhance broadcast TV segments and print/online articles. This exposure creates awareness for ShotSpotter, both positive and potentially negative, and can lend credibility to our market leadership position. In 2021, we expanded our strategic communications capacity in response to specious, misleading, and false assertions made by certain media outlets and other organizations about ShotSpotter.

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

Research and Development

We focus our research and development efforts on enhancing our advanced signal processing and classification algorithms, updating our sensor hardware technology, reducing manufacturing costs, developing mobile, web and desktop applications, evolving our cloud-deployed back-end infrastructure and integration with “smart cities” initiatives. ResourceRouter crime forecasting uses machine learning and has led to additional investment in data science resources. As of December 31, 2023, we had 53 employees in our research and development organization. In addition, we engage in research and development activities with manufacturing partners and outsource certain activities to engineering firms to further supplement our internal team.

Competition

The markets for public safety and security solutions are highly fragmented and evolving. Whether installed in local communities, on critical infrastructure or on a campus, for a gunfire and weapons detection system to be effective, the protection zone must be comprehensive. We believe our gunshot detection solutions represent the most effective public safety and security solutions on the market.

We compete on the basis of a number of factors, including:

•
product functionality, including the ability to cover broad outdoor geographic spaces;
•
solution performance, including the rapid capture of multiple acoustic incidents and accuracy;
•
ease of implementation, use and maintenance;
•
total cost of ownership; and
•
customer support and customer success initiatives.

SoundThinking Competitors

SoundThinking is unique because it provides scalable wide area gunshot detection over large and geographically diverse areas, provides immediate and precise data on gunfire, helps communities define the scope of illegal gunfire, and provides cities with detailed forensic data for investigation, prosecution and analysis. While we are not aware of any direct competitors offering wide-area solutions comparable to SoundThinking, we believe the primary competitors in the broader gunfire detection space are V5 Systems, Safety Dynamics, Inc., Wi-Fiber, Inc., Databouy, EAGL Technology, Alarm.com and Flock Safety.

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

We also compete with other possible uses of the limited funding available to our SoundThinking customers. Because law enforcement agencies or government entities have limited funds, they may have to choose among resources or solutions that help them to meet their overall mission such as video management systems, and other security solutions. Accordingly, we compete not only with our customers’ internal budget decisions, but with other companies vying for these limited funds. We believe that in areas with significant levels of gun activity, SoundThinking is uniquely positioned to assist customers in interrupting, detecting and preventing gun violence.

ShotSpotter for Campus, ShotSpotter for Corporate and ShotSpotter for Highways Competitors

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

ResourceRouter Competitors

ResourceRouter operates in an emerging market with little direct competition since the 2023 exit of the market leader, Geolitica. We acquired the primary technology and intellectual property of Geolitica in 2023. However, competitors may include computer-aided dispatch providers and other third-party solutions providers, such as CentralSquare Technologies, Mark 43, Genetec, Inc., and Motorola Solutions, Inc. In addition, we may face competition from companies offering alternative solutions as well as solutions developed internally by our customers.

CrimeTracer Competitors

CrimeTracer has a few direct competitors and also competes with a few alternative approaches to develop investigative leads. Direct competitors include Lexis Nexis Accurint Virtual Crime Center, Peregrine, and Finder Software Solutions. Alternative approaches to law enforcement data sharing include federal government-built applications like the FBI's National Data Exchange ("N-DEx") System, and the Navy’s NCIS Law Enforcement Information Exchange ("LInX"). Both of these platforms are available to U.S. law enforcement agencies at little to no cost. An additional alternative to develop investigative leads is using the law enforcement agency's existing Record Management System ("RMS") search function. We believe CrimeTracer is uniquely positioned due to its comprehensive and regularly enhanced features and functions, and our large private Criminal Justice Information Standard data set which we believe to be the largest available. Further, CrimeTracer is integrated with the Thomson Reuters CLEARTM platform for CLEAR and CrimeTracer subscribers, allowing access to billions of additional public data records in a seamless experience.

CaseBuilder Competitors

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

SafePointe Competitors

SafePointe has a few direct competitors and also competes with a few alternative approaches to weapons detection. Direct competitors include Evolv Technology, Xtract One Technologies, and CEIA USA. Competitors with alternate approaches include ZeroEyes and Omnilert. We believe SafePointe is uniquely positioned in the AI-powered weapons detection space due to its robust and regularly enhanced sensor platform, as well as the cost/benefit ratio we provide to our customers by deploying un-manned lanes and leveraging the ARC, which provides synergies with ShotSpotter’s IRC.

Intellectual Property

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws, and contractual protections in the United States and other jurisdictions.

As of December 31, 2023, we had 34 issued patents, 27 in the United States, two in Brazil, and one each in Israel, Mexico, the United Kingdom, France and Germany. The issued patents expire on various dates from 2024 to 2034.

We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms.

Human Capital

Our values encourage us to be genuine, innovative, engaged and exceptional. They are built on the foundation that our people and the way we treat one another promote creativity, innovation and productivity, which spur the Company’s success. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and competitive pay and benefits to support our employees’ well-being, and to foster the growth and development of all employees. As of December 31, 2023, we employed 312 people, all of whom were based in the United States. Our total attrition rate in 2023 was less than 20%, we have not experienced work stoppages, and we believe our employee relations are good. We have been designated a Great Place to Work® Company for the last six years.

Diversity, Equity and Inclusion

Our vision is to advance diversity, equity and inclusion across the company. We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 31, 2023, women represented 40% of our employees, and underrepresented minorities, defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races, represented 51% of our employees.

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

Board Composition and Refreshment

As stated in our Corporate Governance Guidelines, our board of directors values diversity and recognizes the importance of having unique and complementary backgrounds and perspectives in the board room. Our board of directors endeavors to bring together diverse skills, professional experience, perspectives, age, race, ethnicity, gender, and cultural backgrounds that reflect our customer base and the citizens served by our customers, and to guide us in a way that reflects the best interests of all of our stockholders. There are currently seven members on our board of directors. As of December 31, 2023, 50% of our board members were women and 50% of our board members were from underrepresented communities.

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

Growth and Development

Career development is a primary reason new hires decide to join SoundThinking. We actively foster a learning culture where employees are empowered to drive their career progression, supporting professional development and providing on-demand learning platforms. Our development programs play a critical role in engaging and retaining our employees as these programs offer opportunities to continually enhance their skills for a variety of career opportunities across the Company.

Corporate Information

We were formed as ShotSpotter, Inc., a California corporation, in 2001, reincorporated as ShotSpotter, Inc., a Delaware corporation, in 2004 and reincorporated as SoundThinking, Inc. a Delaware Corporation in 2023. We have also done business as “SST” pursuant to a registered trade name.

Our principal executive offices are located at 39300 Civic Center Drive, Fremont, California 94538 and our telephone number is (510) 794-3100. Our website address is www.soundthinking.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

SoundThinking, the SoundThinking logo, ShotSpotterTM, ShotSpotter for CampusTM, ShotSpotter for CorporateTM, ShotSpotter for Highways, ResourceRouter®, CaseBuilderTM, CrimeTracerTM, SafePointe, SoundThinking Labs and other trade names, trademarks or service marks of SoundThinking appearing in this Annual Report on Form 10-K are the property of SoundThinking, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

Where You Can Find More Information

You can read our SEC filings, including this Annual Report on Form 10-K, over the internet at the SEC’s website at www.sec.gov.

We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we are required to file reports, proxy statements and other information with the SEC. We also maintain a website at www.soundthinking.com, at which you may access these materials, free of charge, as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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
•
maintain our competitive and technology leadership position; and
•
manage our business successfully through macroeconomic pressures, such as inflation, rising interest rates, and past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, and any resulting impact on economic conditions, including conditions impacting the availability of funding for our public safety solution.

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
•
the renewal or non-renewal of subscription agreements with, and expansion of coverage areas by, existing customers;
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
•
fluctuations in our effective tax rate;
•
the concentration of our revenue in a small number of large contracts with the potential for fluctuations and delays; and

•
general economic factors, such as inflation, rising interest rates, past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, and political conditions, both domestically and internationally.

For example, with regard to the concentration of our revenue, for the year ended December 31, 2023, the City of New York and the City of Chicago, our two largest customers accounted for 25% and 9% of the Company’s total revenues, respectively. We have extended our contract with the City of Chicago through November 2024, but there is no guarantee we will receive another extension. Additionally, we are experiencing a delay in our ShotSpotter renewal with Puerto Rico, see the risk entitled “Our success depends on maintaining and increasing our sales, which depends on factors we cannot control, including the availability of funding to our customers.” Any delays in renewal of our contracts or any of the other factors above or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

We had a net loss of $2.7 million for the year ended December 31, 2023 and as of December 31, 2023, we had an accumulated deficit of $95.1 million. Although we posted net income in 2019, 2020 and 2022, we had a net loss in 2021 and we had net losses prior to 2019. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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
•
general and administrative expenses.

These investments may not result in increased revenues or growth in our business. If we are unable to increase our revenues at a rate sufficient to offset the expected increase in our costs, our business, operating results and financial position may be harmed, and we may not be able to maintain profitability over the long term. Rising inflation rates have resulted in decreased demand for our products and services and have increased our operating costs. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not maintain profitability in the future.

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
•
macro- and/or local economic changes, such as inflation, rising interest rates, and past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, that may affect customer funding;
•
changes in elected or appointed officials;
•
changes in public perception of the accuracy of our solutions and the appropriate use of our solutions by law enforcement, including as a result of negative publicity; and
•
changes in laws or public sentiment regarding privacy or surveillance.

For example, our existing contract with the City of Chicago remains in effect until November 2024 and we may not be able to renew or extend our contract on reasonable terms, if at all. The City of Chicago is one of our largest customers and represented 9% and 10% of our total revenues for the year ended December 31, 2023 and 2022, respectively. Additionally, while we signed an interim contract with Puerto Rico through January 31, 2024, we are working on the delayed renewal with Puerto Rico, which represented 1.6% and 2.6% of our total revenues for the year ended December 31, 2023 and 2022, respectively. If we are unable to renew our contracts with the City of Chicago or Puerto Rico, this could have a material adverse effect on our operating results.

The past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia in Israel, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, could also cause or exacerbate any of the foregoing. The occurrence of any of the foregoing would impede or delay our ability to maintain or increase the amount of revenues derived from these customers, which could have a material adverse effect on our business, operating results and financial condition.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not. During periods of economic uncertainty resulting from the past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in Israel, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, these risks are more pronounced than usual, as government entities struggle with reduced levels of resources related to implications of such global events.

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

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our other products, such as CaseBuilder (formerly ShotSpotter Investigate) and ResourceRouter (formerly ShotSpotter Connect), drives our ability to increase our revenues. Most of our ShotSpotter customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate, or may even decline. During periods of economic uncertainty resulting from past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in Israel, and other macroeconomic pressures in the United States and the global economy, such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Additionally, events affecting our customers’ budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed. During periods of economic uncertainty resulting from the past and potential future disruptions in access to bank capital and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in Israel, and other macroeconomic pressures in the United States and the global economy, such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Changes in the availability of federal funding to support local law enforcement efforts could impact our business.

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. Social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” have increased in past years. These events may directly or indirectly affect municipal and police agency budgets, including federal funding available to current and potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

Federal stimulus funding or earnings as a result of the COVID-19 pandemic had been provided; however, we do not know whether additional stimulus funding will be made available to our existing or potential customers, and many state and local governments anticipate budget shortfalls without additional funding. Further, the allocation and prioritization of stimulus funds or earnings is uncertain and may change. There is no guarantee that additional funding will be made available to fund our solutions.

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

Economic uncertainties or downturns, or political changes, could limit the availability of funds available to our existing and potential customers, which could materially and adversely affect our business.

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, conditions resulting from changes in gross domestic product growth, labor market shortages, inflation, interest rates, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, geopolitical tensions, such as the ongoing conflicts between Russia and Ukraine and in Israel, terrorist attacks, climate change and global pandemics, could cause a decrease in funds available to our existing and potential customers and negatively affect the rate of growth of our business.

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

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry, or the impact of political changes. If the economic conditions of the general economy or industries in which we operate worsen from present levels, or if past political changes result in less funding being available to purchase our solutions, our business, operating results, financial condition and cash flows could be adversely affected.

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

Ongoing social unrest may have a material adverse effect on our business, the future magnitude or duration of which we cannot predict with accuracy.

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

Part of our growth strategy depends on our ability to increase sales of our security and public safety solutions in markets outside of the United States. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer. During periods of economic uncertainty resulting from the past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in Israel, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”) and in November 2022, we amended the Umpqua Credit Agreement to, among other things, extend the maturity date from November 27, 2022 to October 15, 2024, increase the revolving credit commitment from $20.0 million to $25.0 million and increase the letter of credit sub-facility from $6.0 million to $7.5 million. In February 2024, we amended the Umpqua Credit Agreement to extend the maturity date from October 15, 2024 to October 15, 2025. As of December 31, 2023, there was $7.0 million outstanding on our line of credit.

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

We are also required to maintain certain financial covenants tied to our leverage, interest charges and profitability. Our ability to meet such covenants (those negative covenants discussed in the preceding paragraph) or other restrictions can be affected by events beyond our control, and our failure to comply with the financial and other covenants would be an event of default under the Umpqua Credit Agreement. If an event of default under the Umpqua Credit Agreement, has occurred and is continuing, the outstanding borrowings thereunder could become immediately due and payable, and we would then be required to cash collateralize any letters of credit then outstanding, and the lender could refuse to permit additional borrowings under the facility. We have in the past obtained waivers for the financial covenant tied to our profitability, the acquisition and investment covenants related to our acquisition of SafePointe and name change covenant for failure to provide notice of our corporate name change and of the name change of LEEDS, LLC to Technologic Solutions, LLC. We cannot assure you that we would have sufficient assets to repay those borrowings and, if we are unable to repay those amounts, the lender could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral, and an event of default would likely have a material adverse effect on our business.

The competitive landscape for our security solutions is evolving.

The market for security solutions for university campuses, corporate campuses and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence. Because there are several possible uses of funds for security needs, we may face increased challenges in demonstrating or distinguishing the benefits of ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate. In particular, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering was limited, and as a result, in June 2018, we made the strategic decision to cease indoor coverage as part of our service offering. If we experience declining interest in any of our offerings, we may cease offering such impacted solution in the future.

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

During the COVID-19 pandemic, this risk was more pronounced than usual, as our sales and marketing organization were unable to travel and meetings with current and potential customers were more difficult to conduct.

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

Real or perceived errors, failures, vulnerabilities, or bugs in our software could adversely affect our operating results and growth prospects.

Because our software is complex, undetected errors, failures or bugs may occur. Our software is often installed and used with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. Despite our testing, errors, failures, vulnerabilities, or bugs may not be found in our software until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, loss of or delay in market acceptance of our software, loss of competitive position or claims by customers for losses sustained by them. In any such event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to correct the problem. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions or delays in the use of our solutions, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.

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

Further, our insurance policies may not adequately compensate us for any losses that we may incur in the event of damage or interruption, and therefore the occurrence of any of the foregoing could subject us to liability, cause us to issue credits to customers or cause customers not to renew their subscriptions for our applications, any of which could materially and adversely affect our business.

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

Our operations involve the collection, receipt, storage, storage processing, generation, use, transfer, disclosure, protection, disposal of, transmission, and sharing (collectively, “processing”) of proprietary, confidential, and sensitive data, including personal information, intellectual property, trade secrets and other sensitive information such as gunfire incident data, including date, time, address and GPS coordinates, occurring in our customer’s coverage area (collectively, “sensitive information”). Additionally, our systems read, write, store and transfer information from third parties including criminal justice information.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, and supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by artificial intelligence (“AI”), telecommunications failures, earthquakes, fires, floods, and other similar threats. For example, in November 2023, we discovered that a recently terminated employee logged on to an employee resource, obtained our confidential information, and began posting some of the information publicly on social media. We took steps to remove the information and prevent the former employee from posting the information again, but we are uncertain to what extent this will reoccur and the postings will affect our business or operations. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Future or past business transactions (such as acquisitions or integrations, including of Forensic Logic, LLC and SafePointe, LLC) expose us to additional cybersecurity risks and vulnerabilities, as we and our systems are negatively affected by vulnerabilities and weaker security controls present in acquired or integrated entities’ systems, products, processes and technologies. Furthermore, we may not have adequate visibility into security issues of such acquired or integrated entities, may discover security issues that were not found during due diligence of such entities, and it may be difficult to integrate companies and their products into our information technology environment and security program.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our solutions, deter new customers from using our solutions, and negatively impact our ability to grow and operate our business. Furthermore, security incidents experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity and significant costs. Any security compromise , whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security incidents.

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage would be adequate or would otherwise protect us from liabilities or damages with respect to claims alleging compromise or loss of data, or that such coverage will continue to be available on acceptable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

We rely on the cooperation of customers and third parties to permit us to install our ShotSpotter sensors and SafePointe bollards on their facilities, and failure to obtain these rights could increase our costs or limit the effectiveness of our ShotSpotter and SafePointe solutions.

Our ShotSpotter solution requires us to deploy ShotSpotter sensors in our customer coverage areas, which typically entails the installation of approximately 15 to 25 sensors per square mile. The ShotSpotter sensors are mounted on city facilities and third-party buildings, and occasionally on city or utility-owned light poles, and installing the sensors requires the consent of the property owners, which can be time-consuming to obtain and can delay deployment. Generally, we do not pay a site license fee in order to install our sensors, and our contractual agreements with these facility owners provide them the right to revoke permission to use their facility with notice of generally 60 days. Our SafePointe solution requires us to install sensors, cameras, and networking equipment on our customer’s property. SafePointe does not pay a site license fee to install our sensors, cameras, and networking equipment and is typically paid by the customer to complete the installation. In almost all cases, the property is owned by the customer, and no additional approvals or consents are required.

To the extent that required consents delay our ability to deploy our solutions or facility owners do not grant permission to use their facilities, revoke previously granted permissions, or require us to pay a site license fee in order to install our sensors or bollards, our business may be harmed. If we were required to pay a site license fee in order to install sensors or bollards, our deployment expenses would increase, which would impact our gross margins. If we cannot obtain a sufficient number of sensor or bollard mounting locations that are appropriately dispersed in a coverage area, the effectiveness of our ShotSpotter and SafePointe solutions would be limited, and we may need to reduce the coverage area of the solution.

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

We currently use and intend to leverage generative AI processes and algorithms and our own evolving cognitive and analytical applications into our daily operations, including by deploying generative AI into our products and services, which may result in adverse effects to our financial condition, results or reputation. Generative AI products and services leverage existing and widely available technologies, such as Chat GPT-4 and its successors, or alternative large language models or other processes. The use of generative AI processes at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.

Use of generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, and our customers may not adopt or integrate our new services as intended. For example, AI algorithms use machine learning and predictive analytics which may lead to flawed, biased, and inaccurate results, which could lead to customer rejection or skepticism of such products. Emerging ethical issues surround the use of AI, and if our deployment or use of AI becomes controversial, we may be subject to reputational risk. Further, unauthorized use or misuse of AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Our use of AI may also lead to novel and urgent cybersecurity risks, including the misuse of personal information, which may adversely affect our operations and reputation.

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

Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees, especially those who work remotely, may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

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

Legal and Regulatory Risks

We are subject to stringent and evolving laws, governmental regulation contractual obligations, policies and other legal obligations, particularly related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration; fines and penalties; disruptions of our business operations; reputation harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences. Compliance with such laws could impair our efforts to maintain and expand our customer base, and thereby decrease our revenues.

In the ordinary course of business, we process confidential, proprietary, and/or sensitive information, including data collected by our sensors , personal information business data, trade secrets, and intellectual property. Accordingly, our data processing activities are subject to a variety of data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security and restrictions on audio monitoring and the collection, use, storage and disclosure of personal information. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws).

Various U.S. states —including California, Virginia, Colorado, Connecticut, and Utah—have adopted and others are considering proposals for comprehensive data privacy and security laws and regulations. that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information., As applicable, such rights may include the right to access, correct and delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance.

For example the California Consumer Privacy Act (“CCPA”), applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Other similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. For example, under the EU GDPR and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Additionally, we may be required, under various data privacy and security laws and other obligations, to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences.

For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Regulators are increasingly scrutinizing the activities of data suppliers, and laws in the United States (including the CCPA and California’s Delete Act) and other jurisdictions are likewise regulating such activity. These laws, which may apply to us and our partners, pose additional, material compliance risks to data suppliers, and suppliers may not be able to provide personal information in compliance with these laws.

For example, some data suppliers are required to register as data brokers under California and Vermont law and file reports with regulators, which exposes them to increased scrutiny. Additionally, California’s Delete Act requires a regulatory agency to establish by January 1, 2026 a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal information held by all registered data brokers and their service providers. Moreover, data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and related challenges may make it so difficult for us or our suppliers to provide the data that the costs associated with the data materially increase or may materially decrease the availability of data that data suppliers can provide.

In addition, we may face compliance risks and limitations on our ability to use certain data provided by our data suppliers if those suppliers have not complied with applicable privacy laws, provided appropriate notice to data subjects, obtained necessary consents, or established a legal basis for the transfer and processing of the data by us.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various data privacy and security laws and other obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI/ML to assist us in making certain decisions, which is regulated by certain data privacy and security laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain data privacy and security laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy and security expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims and mass arbitration demands); additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

As of December 31, 2023, we had federal net operating loss carryforwards (“NOLs”) of approximately $57.9 million, of which $53.1 million will begin to expire in 2029, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of December 31, 2023, we also had state NOLs of approximately $42.7 million, which begin expiring in 2024. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of December 31, 2023, we had 34 issued patents directed to our technologies, 27 in the United States, two in Brazil, one each in Israel, Mexico, the United Kingdom, France and Germany. The issued patents expire on various dates from 2023 to 2034. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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
•
the impact of past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, and other macroeconomic pressures;
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

In November 2022, our board of directors approved a new stock repurchase program for up to $25.0 million of our common stock, of which $5.6 million was utilized as of December 31, 2023. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 1C. CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our SafetySmart platform (“Information Systems and Data”).

Our information security and engineering functions, led by our Vice President of Operational Engineering, help identify, assess and manage the Company’s cybersecurity threats and risks. These teams identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our industry’s risk profile using various methods including, for example manual and automated tools (including firewalls and endpoint protection); subscribing to and analyzing reports and services that identify cybersecurity threats; conducting scans of our environment; evaluating threats reported to us and coordinating with law enforcement concerning certain threats; conducting threat assessments of both internal and external threats; conducting vulnerability assessments to identify vulnerabilities; working with third-parties to conduct testing and tabletop exercises; and using external threat intelligence feeds.

Depending on the environment and data, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident response and detection policy and processes; vulnerability management processes; a secure software development lifecycle policy and change management procedures; business continuity plans; penetration tests; encrypting certain data; using network security controls; segregating and maintaining access controls over certain data; asset management and tracking; training our employees; and maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and identified in the Company’s risk register; (2) the information security function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: professional service firms; threat intelligence service providers; cybersecurity consultants; penetration testing firms; darkweb monitoring services; and managed detection and response providers.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and network and cellular communications providers. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including for example, conducting risk assessment of certain vendors, providing our vendors with a security questionnaire or reviewing their SOC report, reviewing the vendor’s written information security program in certain circumstances, conducting audits of our vendors as may be needed, and requiring certain technical controls of our vendors through contractual obligations.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risks titled “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, our solutions may be perceived as not being secure, our customers may be harmed and we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation or mass arbitration demands; fines and penalties; disruptions of our business operations; reputation harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of Operational Engineering, Dave Halliday. Mr. Halliday has over thirty years of experience in information technology and information security management and oversees our operational engineering component, which includes our information security function, IT, networking, cloud operations, and development operations teams.

Mr. Halliday is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Financial Officer is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Chief Executive Officer, Chief Financial Officer, and the Vice President of Operational Engineering. Those members of management work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from the Chief Financial Officer concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. PROPERTIES

Our principal facilities consist of office space for our corporate headquarters in Fremont, California. We also have offices in Washington D.C., Newark, New Jersey, Walnut Creek, California, Eustis, Florida and Tucson, Arizona.

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

PART II.

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information of Common Stock

Our common stock has been listed on the Nasdaq Capital Market under the symbol “SSTI” since June 7, 2017. Prior to that date, there was no public trading market for our common stock.

On March 26, 2024, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $15.05 per share. As of March 26, 2024, we had approximately 66 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We did not repurchase any common stock during the quarter ended December 31, 2023.

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

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions, and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement and civic leadership. In April 2023, we changed the company name, ShotSpotter, Inc., to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebranding, we introduced our SafetySmartTM platform that includes five data-driven tools consisting of: (i) our flagship product, ShotSpotter® (formerly ShotSpotter Respond), our leading outdoor gunshot detection, location and alerting system trusted by 170 cities and 19 universities and corporations as of December 31, 2023, (ii) CrimeTracer™ (formerly COPLINK X) a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases, (iii) CaseBuilder™ (formerly ShotSpotter Investigate) a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ (formerly ShotSpotter Connect), which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, and (v) SafePointe™, an AI-based weapons detection system, that we added when we acquired SafePointe in August 2023. We also offer other security solutions within our flagship product offering ShotSpotter, including ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate that are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses, highways, and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. SoundThinking Labs supports innovative uses of the Company's technology to help protect wildlife and the environment.

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

We offer our solutions on a software-as-a-service subscription model to our customers. We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Highways, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution, CaseBuilder Crime Gun (formerly ShotSpotter GCM™) an offering of CaseBuilder focused on gun violence, and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. We generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two lanes. As of December 31, 2023, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract for over 1,160 square miles, of which over 1,120 square miles had gone live. Coverage areas under contract for ShotSpotter included 170 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 19 campuses/sites across the United States, South Africa and the Bahamas, including some of the largest cities in the United States. As of December 31, 2023, we had 158 SafePointe lanes under contract. Most of our revenues are attributable to customers based in the United States.

While we intend to continue to devote resources to increase sales of our solutions, we expect that revenues from ShotSpotter will continue to comprise a majority of our revenues for the foreseeable future. SoundThinking Labs projects are generally conducted in coordination with a sponsoring charitable organization and may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, SoundThinking Labs projects will normally produce gross margins significantly lower than most of our other solutions. Additionally, in early 2021, we added new pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

We acquired LEEDS, LLC (“LEEDS”) in November 2020 to expand our suite of solutions and introduce CaseBuilder. CaseBuilder is our case management solution that helps automate investigative work and improve case clearance rates – addressing an inefficiency problem for many agencies that have had to rely on multiple disparate systems to work cases. Using the software, investigators benefit from a single digital case folder that includes all elements related to a case. Analytical and collaboration tools help investigators connect the dots and share information faster while reporting helps package cases for command staff and prosecutors. In May 2023, we renamed LEEDS to Technologic Solutions, LLC (“Technologic”).

In January 2022, we acquired Forensic Logic, a leading provider of cloud-based data services to U.S. law enforcement and public safety to enable powering the industry's most advanced search and analysis technology. We believe combining lead generation from Forensic Logic with our CaseBuilder case management solution, and utilizing CrimeTracer, can accelerate crime solving solutions and improve clearance rates.

In August 2023, we acquired SafePointe, a provider of an AI-driven next-generation concealed weapons detection solution and added this technology to our SafetySmart platform.

Since our founding over 27 years ago, SoundThinking has been and continues to be a purpose-led company. We are a mission-driven organization that focuses on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful, and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

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

We generated revenues of $92.7 million, $81.0 million, and $58.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, representing year-over-year increases of 14% and 39%. For the years ended December 31, 2023, 2022, and 2021, revenues from ShotSpotter represented approximately 70%, 69% and 82% of total revenues, respectively. Our two current largest customers, the City of New York, and the City of Chicago each accounted for 25% and 9%, respectively, of our total revenues for the year ended December 31, 2023. The City of New York and the City of Chicago each accounted for 30% and 10%, respectively, of our total revenues for the year ended December 31, 2022. The City of New York and the City of Chicago each accounted for 28% and 14%, respectively, of our total revenues for the year ended December 31, 2021. Substantially all of our revenues for the years ended December 31, 2023, 2022, and 2021 were derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands).

We had net loss of $2.7 million for the year ended December 31, 2023, net income of $6.4 million for the year ended December 31, 2022, and net loss of $4.4 million for the year ended December 31, 2021. Our accumulated deficit was $95.1 million and $92.4 million as of December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, the fair value of the contingent consideration that we recorded in connection with our acquisition of Forensic Logic, decreased by $3.2 million, based upon adjustments to recorded liabilities as a result of actual revenues.

During the year ended December 31, 2023, the fair value of the contingent consideration that we recorded in connection with our acquisition of SafePointe decreased by $2.4 million. This adjustment was prompted by revised revenue estimates for 2024 and 2025, which were incorporated into our fair value methodology.

The balance sheet within the consolidated financial statements as of and for the year ended December 31, 2023 within this Annual Report Form 10-K have been revised since our financial results for the year were reported in our earnings press release (the “Earnings Press Release”) and included in our Current Report on Form 8-K dated February 27, 2024. The changes were the result of changes to our purchase price accounting for our acquisition of SafePointe, which we acquired in the third quarter of 2023.

These changes impacted goodwill, accounts receivable and contract assets, and deferred revenue reflected on our balance sheet as of December 31, 2023, which were $34.2 million, $30.7 million and $42.1 million, respectively, as compared to the $33.7 million, $31.6 million and $41.9 million, respectively, initially reported in the Earnings Press Release in our Current Report on Form 8-K dated February 27, 2024. Additionally, we recorded an escrow claim receivable of $0.6 million. The information in this Annual Report on Form 10-K amends and supersedes the disclosures in the Earnings Press Release.

We have focused on rapidly growing our business and believe that our future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence, increase sales of our security solutions and retain our customers. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive and time-consuming, the fact that our typical sales cycle is often very long and difficult to estimate accurately and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

We will also focus on expanding our business by introducing new products and services to existing customers, such as ResourceRouter, CrimeTracer and as a result of our acquisition of SafePointe, an AI-driven weapon detection system and acquiring intellectual property assets. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth. We believe our large and growing installed base of police departments who trust SoundThinking’s products, support, and way of doing business provide revenue growth opportunities. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent. Consistent with this strategy, we expanded our suite of solutions with the acquisitions of Technologic, Forensic Logic and SafePointe.

With respect to international sales, we believe that we have the potential to expand our coverage within existing areas, and to pursue opportunities in Latin America and other regions of the world. By adding additional sales resources in strategic locations, we believe we will be better positioned to reach these markets. However, we recognize that we have limited international operational experience and currently operate in a limited number of regions outside of the United States. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic, and political risks. We may face additional challenges that may delay contract execution related to negotiating with governments in transition, the use of third-party integrations and consultants. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend or make more difficult to predict the length of what is already a lengthy sales cycle.

Key Business Metrics

	December 31,
	2023	2022
Revenue retention rate	107%	124%
Sales and marketing spend per $1.00 of new annualized contract value	$0.52	$0.40
Net new "go-live" square miles	155	102
Net new "go-live" cities	25	16
Annual recurring revenue (in millions)	$95.4	$79.7

Revenue Retention Rate

We calculate our revenue retention rate annually by dividing the (a) total revenues for such year from those customers who were customers during the corresponding prior year by (b) the total revenues from all customers in the corresponding prior year. For the purposes of calculating our revenue retention rate, we count as customers all entities with which we had contracts in the applicable year. Revenue retention rate for any given period does not include revenues attributable to customers first acquired during such period. We focus on our revenue retention rate because we believe that this metric provides insight into revenues related to and retention of existing customers. If our revenue retention rate for a year exceeds 100%, as it did in the years presented above, this indicates a low churn and means that the revenues retained during the year, including from customer expansions, more than offset the revenues that we lost from customers that did not renew their contracts during the year. As further evidence of our low churn, since our initial public offering in June 2017, we have added over 650 miles of ShotSpotter coverage while losing approximately 15 miles of coverage.

Sales and Marketing Spend per $1.00 of New Annualized Contract Value

We calculate sales and marketing spend annually as the total sales and marketing expense during a year divided by the first 12 months of contract value for contracts entered into during the same year. We use this metric to measure the efficiency of our sales and marketing efforts in acquiring customers, renewing customer contracts, and expanding their coverage areas.

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

Components of Results of Operations

Revenues

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis and generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two sensors. Our security solutions, ShotSpotter for Highways, ShotSpotter for Campus, ShotSpotter for Corporate as well as CaseBuilder are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution, CaseBuilder Crime Gun (formerly ShotSpotter GCM™) and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city.

We derive the majority of our revenues from subscription services. We recognize subscription fees ratably, on a straight-line basis, over the term of the subscription, which for new customers is typically initially one to three years in length. Customer contracts include one-time set-up fees for the set-up of our sensors in the customer’s coverage areas, training, and third-party integration licenses. If the set-up fees are deemed to be a material right, they are recognized ratably over three to five years depending on the contract term. Training and third-party integration license fees are recognized upon delivery.

We also generate revenues through sales to two customers through sales channel intermediaries that include enhanced services. One sales channel intermediary contract through Technologic includes (i) a single on-premise software license for our proprietary software technology and related maintenance and support services and (ii) professional software development services, such as for software development and testing for product feature enhancements, by executing supplementary work orders. The second sales channel intermediary contract includes an enterprise CaseBuilder solution with supplemental professional services to integrate CaseBuilder with the customer's existing systems that will remain in place.

For ShotSpotter sales to cities, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. For SafePointe, we generally invoice the first year's subscription price when the contract is fully executed. For ShotSpotter for Highways, ShotSpotter for Campus, ShotSpotter for Corporate and CrimeTracer, we generally invoice customers 100% of the total contract value when the subscription service is operational, which is often soon after contract execution. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter.

For ShotSpotter, our pricing model is based on a per-square-mile basis. For SafePointe, our pricing model is based on a per-lane basis. For ShotSpotter for Highways, ShotSpotter for Campus, ShotSpotter for Corporate and CaseBuilder, our pricing model is on a customized-site basis. For ResourceRouter, CaseBuilder Crime Gun (formerly ShotSpotter GCM™) and CrimeTracer, pricing is currently customized, generally tied to the number of sworn police officers in a particular agency. We may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

We also generate revenues from CaseBuilder Crime Gun, a first-of-its-kind digital case management solution that automates the process by which key information is input, captured and used to identify associated gun crime cases leading to the identification of persons of interest. Subscriptions for CaseBuilder Crime Gun recognize revenue similar to our ShotSpotter and CrimeTracer products.

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

Costs

Costs include the cost of revenues and impairment of property and equipment. Cost of revenues primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service applications, costs related to operating our IRC, providing remote and on-site customer support and maintenance and forensic services, providing customer training and onboarding services, certain personnel and related costs of operations, stock-based compensation and allocated overheads that include information technology, facility and equipment depreciation costs. Cost of revenues for our SafePointe solution are similar except that depreciation of the capitalized customer equipment is smaller due to the lower costs of SafePointe customer equipment.

Impairment of property and equipment is primarily attributable to our write-off of the remaining book value of sensor networks related to customers lost.

In the near term, we expect our cost of revenues to increase in absolute dollars as our installed base increases, although certain of our costs of revenues are fixed and do not need to increase commensurate with increases in revenues. In addition, depreciation expense associated with deployed equipment is recognized over the first five years from the go live date. We also expect cost of revenues to increase in absolute dollars as we continue to invest in our customer success capabilities to drive growth and value for our customers.

For revenues generated through the sale of a proprietary software license and related maintenance and support services and professional software development services, cost of revenues generally includes employee compensation costs that are relatively fixed, third-party contractor costs, allocated facility costs and overhead, and the costs of billable expenses such as travel and lodging. The unpredictability of the timing of entering into significant professional services agreements may cause significant fluctuations in our costs which, in turn, may impact our quarterly financial results.

The cost of revenues for CrimeTracer, ResourceRouter and CaseBuilder is generally related to employee compensation costs and data center hosting services, both of which are relatively fixed.

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

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing expenses for trade shows and lead generation programs, consulting fees and travel and facility-related costs.

We expect sales and marketing expense will increase in the near-term in absolute dollars as we continue to grow our organization and may fluctuate from quarter to quarter based on the timing of commission expense, marketing campaigns and tradeshows.

Research and Development

Research and development expenses primarily consist of personnel-related costs attributable to our research and development personnel, consulting fees and allocated facilities and general operational overhead. We have devoted our product development efforts primarily to develop new lower-cost sensor hardware, develop new features, improve functionality of our solutions, and adapt to new technologies or changes to existing technologies.

We are investing in engineering resources to support further development of ResourceRouter, CrimeTracer, CaseBuilder and SafePointe. The focus of this effort will be in the areas of data science modeling, user experience, core application functionality and backend infrastructure improvements, including integration of ShotSpotter gunshot data to enhance forecasting of gun violence.

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

In the near term, we expect our general and administrative expenses to increase in both absolute dollars and as a percentage of revenues as we grow our business.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration primarily consists of increases or decreases in our contingent consideration liabilities recorded for potential earnouts from our acquisitions of Forensic Logic, Technologic and SafePointe. The changes result from revenue actuals and revised revenue estimates utilized in the fair value methodology to estimate the contingent liability for the earnouts.

Other Income (Expense), Net

Other income (expense), net, consisted primarily of interest income and local and franchise tax expenses.

Income Taxes

Our income taxes are based on the amount of our income before tax and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, as applicable. Historically, our income tax expense has been at the state level.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2023 and 2022 (in thousands):

		As a % of		As a % of	Change
	2023	Revenues	2022	Revenues	$	%
Revenues	$92,717	100%	$81,003	100%	$11,714	14%
Costs
Cost of revenues	39,988	43%	34,218	42%	5,770	17%
Total costs	39,988	43%	34,218	42%	5,770	17%
Gross profit	52,729	57%	46,785	58%	5,944	13%
Operating expenses:
Sales and marketing	26,959	29%	22,416	28%	4,543	20%
Research and development	12,138	13%	10,026	12%	2,112	21%
General and administrative	20,557	22%	15,750	19%	4,807	31%
Change in fair value of contingent consideration	(5,686)	(6%)	(9,154)	(11%)	3,468	(38%)
Total operating expenses	53,968	58%	39,038	48%	14,930	38%
Operating income (loss)	(1,239)	(1%)	7,747	10%	(8,986)	(116%)
Other expense, net	(275)	—	(195)	—	(80)	-41%
Provision for income taxes	1,204	1%	1,167	1%	37	3%
Net income (loss)	$(2,718)	(3%)	$6,385	8%	$(9,103)	(143%)

Revenues

The increase of $11.7 million was primarily attributable to an $11.6 million increase in revenues from new customers and expansions of existing customer coverage areas, and a $1.0 million increase in revenues from SafePointe which was acquired in the third quarter of 2023. This was partially offset by a decrease of $0.9 million. Specifically, the revenues from monthly support contracts for the twelve months ending December 31, 2022, were higher due to additional revenues generated from a contract amendment that was delayed from late 2021 and executed in January 2022. We went live in 25 new ShotSpotter cities. We expanded in 16 current customer sites, two current universities and one current corporate solution during the year ended December 31, 2023.

Costs

The increase in costs of $5.8 million was due primarily to a $4.7 million increase in product costs due to the increase in our customer base and an increase of $1.1 million in material and other costs following our acquisition of SafePointe in the third quarter of 2023.

Gross Profit

Gross profit as a percentage of revenues decreased compared with the prior year primarily as a result of lower margins from SafePointe which was acquired in the third quarter of 2023.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense increased by $4.5 million and was primarily due to a $1.4 million increase in personnel costs, a $0.8 million increase in tradename asset amortization related to our Forensic Logic acquisition, $0.8 million increase in marketing expense, a $0.7 million increase in consulting and commission expenses, a $0.3 million increase in credit loss expense, and a $0.5 million increase in other costs.

Research and Development Expense

Research and development expense increased by $2.1 million and was primarily due to a $1.7 million increase in personnel-related costs due to increased headcount and a $0.4 million increase in consulting and outside services expense and other costs.

General and Administrative Expense

General and administrative expense increased by $4.8 million and was primarily due to a $2.3 million increase in consulting and outside services that included acquisition expenses related to our acquisition of SafePointe in the third quarter of 2023, increased legal expense and increased consulting expense for contract employees, a $2.0 million increase in personnel costs and a $0.5 million increase in office expense including insurance costs and other costs.

Change in Fair Value of Contingent Consideration

The fair value of contingent consideration related to our acquisitions decreased by $5.7.million during the year ended December 31, 2023. This was due to a decrease in the fair value of the Forensic Logic contingent consideration liability of $3.2 million, based upon adjustments to recorded liabilities as a result of actual revenues. This also reflected a decrease in the fair value of the SafePointe contingent consideration liability of $2.5 million, based upon revised 2024 and 2025 revenue estimates utilized in the fair value methodology to estimate the contingent liability for the earnouts.

Other Income (Expense), Net

Other income (expense) did not increase materially compared with the prior year.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state, and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. Our provision for state income taxes did not increase materially from the prior year.

Comparison of the Years Ended December 31, 2022 and 2021

For discussion of our 2022 results and a comparison with 2021 results please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that was filed with the SEC on March 14, 2023 (the "2022 Form 10-K").

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $5.7 million as of December 31, 2023. On December 31, 2023, our available credit facility was approximately $18.0 million and we had $7.0 million outstanding on our line of credit, which was primarily used to fund our acquisition of SafePointe.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of $41.3 million. However, should additional working capital be needed, we can utilize our unused credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenues growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee that debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

In August 2023, we completed the acquisition of SafePointe for purchase consideration of $25.6 million, consisting of $11.4 million in cash, subject to working capital adjustments, and the issuance of 549,579 shares of our common stock that was valued at $11.2 million at the time of acquisition. We used $7.0 million of our credit facility to complete this acquisition. The purchase consideration also included contingent consideration valued at $3.0 million at the time of acquisition, which is related to a contingent earnout payable of up to $11.5 million based on SafePointe's revenues generated during the remainder of 2023 through 2025. Any earned amounts will be payable within approximately 120 days after the end of the target year.

In August 2023, we entered into an agreement to purchase patents, source codes and a customer list for $0.5 million in cash and $0.1 million in the form of 4,638 shares of our common stock, based on the closing price on the date of purchase.

In January 2022, we acquired Forensic Logic for purchase consideration of $31.6 million, consisting of $4.9 million in cash, subject to working capital adjustments, 464,540 shares of our common stock that were valued at $14.3 million at the time of the acquisition. The purchase consideration also included an earnout. The acquisition date fair value of the contingent earnout was $12.4 million, payable in cash based on Forensic Logic's revenues generated during the years ended December 31, 2022 and 2023. The earnout for 2022 and 2023 was not earned, so no amounts will be paid.

In November 2020, we completed the acquisition of Technologic for purchase consideration of $21.6 million in cash, subject to working capital adjustments, and the issuance of 63,901 shares of our common stock that were valued at $2.0 million at the time of the acquisition. The purchase consideration also included an earnout payable based on Technologic's revenues generated during the years ended December 31, 2021 and 2022. The earnout for 2021 was not earned, so no amounts were paid in respect of this earnout in 2022. The $1.5 million contingent earnout for 2022 was earned and paid in March 2023.

Stock Repurchase Program

In May 2019, our board of directors approved a stock repurchase program for up to $15.0 million of our common stock. During the year ended December 31, 2022, we repurchased 106,992 shares of our common stock at an average price of $28.81 per share for $3.1 million and used up the remaining balance under the May 2019 stock repurchase program in the third quarter ended September 30, 2022. These repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

In November 2022, our board of directors approved a new stock repurchase program (the "2022 Repurchase Program") for up to $25.0 million of our common stock. The shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or by other methods in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The stock repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time.

During the year ended December 31, 2023, we repurchased 228,782 shares of our common stock under the 2022 Repurchase Program at an average price of $24.41 per share for approximately $5.6 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of December 31, 2023, $19.4 million remains available under the 2022 Repurchase Program.

Credit Facility

In September 2018, we entered into our Umpqua Credit Agreement, initially providing for borrowing capacity of $10.0 million. The agreement was amended in November 2022 to increase the size of our available credit facility to $25.0 million with an expiration date of October 15, 2024 and to increase the letter of credit sub-facility to $7.5 million. In February 2024, we amended the Umpqua Credit Agreement to extend the maturity date from October 15, 2024 to October 15, 2025. The revolving loan facility is for general working capital purposes. Our available credit facility as of December 31, 2023 was approximately $18.0 million. On December 31, 2023, there was $7.0 million outstanding on our line of credit. The Umpqua Credit Agreement subjects us to certain restrictive and financial covenants, see the risk entitled “The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions” in Part II, Item 1A, Risk Factors, included in this Annual Report on Form 10-K. We are in compliance with all the covenants under the Umpqua Credit Agreement as of December 31, 2023.

Cash Flows

Comparison of Years Ended December 31, 2023 and 2022

The following table presents a summary of our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$10,951	$12,184
Investing activities	(16,485)	(15,539)
Financing activities	795	(1,749)
Net change in cash and cash equivalents	$(4,739)	$(5,104)

As of December 31, 2023 and 2022, $0.5 million and $0.9 million in cash was held by our consolidated foreign subsidiaries, respectively.

Operating Activities

Our net income (loss) and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by operating activities decreased $1.2 million in the year ended December 31, 2023 compared to net cash provided in the same period of 2022, primarily due to a decrease of $13.8 million in the change of deferred revenue and a decrease of $1.0 million in the change of accrued and other liabilities offset by a $13.8 million increase in collections.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investments in intangible assets and business acquisitions.

Investing activities used $16.5 million and $15.5 million in the years ended December 31, 2023 and 2022, respectively. We completed our acquisition of SafePointe for approximately $11.0 million in cash, net of $0.4 million cash acquired at closing during the year ended December 31, 2023. We completed our acquisition of Forensic Logic for approximately $4.6 million in cash, net of $0.3 million cash acquired at closing during the year ended December 31, 2022.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and warrants and proceeds from the employee stock purchase plan (“ESPP”) purchases, offset by payments for repurchases of our common stock and debt issuance and financing costs.

Financing activities provided $0.8 million in cash during the year ended December 31, 2023. This was primarily due to $7.0 million in proceeds from our line of credit which was primarily used to fund our acquisition of SafePointe, approximately $0.2 million in proceeds from the exercise of stock options and $0.7 million in proceeds from ESPP purchases, offset by $5.6 million in payments for repurchases of our common stock, and $1.5 million in contingent liability payments.

Comparison of the Years Ended December 31, 2022 and 2021

A discussion of changes in our cash flows from the year ended December 31, 2021 to the year ended December 31, 2022 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 2022 Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any relationships, material commitments or obligations with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Estimates and Policies

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenues, assets, liabilities, costs, and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances and evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies.

Revenue Recognition

Revenue Recognition

We generate annual subscription revenues from the deployment of ShotSpotter Respond on a per-square-mile basis and generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two sensors. Our security solutions within ShotSpotter, ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate as well as CaseBuilder and CrimeTracer, are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter, CaseBuilder Crime Gun and CrimeTracer solutions are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city.

We generate substantially all of our revenues from the sale of ShotSpotter subscription services, in which gunshot data generated by company-owned sensors and software is sold to our customers through a cloud-based hosting application for a specified contract period. Typically, the initial contract period is one to three years in length. The subscription contract is generally noncancelable without cause and these service arrangements do not provide the customer with the right to take possession of the hardware or software supporting the subscription service at any time. A small portion of our revenues are generated from the delivery of setup services to install company-owned sensors in the customer’s coverage area and other services including training and licenses to integrate with third-party applications.

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

Revenue Recognition – Software License, Maintenance and Support, and Professional Services

We also generate revenues from the sale of (i) a software license and related maintenance and support services of our proprietary software technology and (ii) professional software development services to a single customer, through a sales channel intermediary. We have been serving this customer for more than ten years. The sales channel intermediary contract includes software licensing and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders.

We recognize revenue from the software license and related maintenance and support services revenues upon the satisfaction of performance obligations. We determined that the term-based software license should be combined with the maintenance and support services as a single performance obligation. The nature of the maintenance and support services, inclusive of our obligation to provide additional, unspecified software functionality over the license term, in allowing this single customer to be flexible in utilizing the customized software to respond to the changing regulatory environment, are critical to the customer’s ability to derive benefit and value from the license. Contractually, we provide continuous access to the software, maintenance and support services, helpdesk, and technical support over the contract term, hence a time-elapsed method is used to recognize revenue. There is a fixed and variable component to the maintenance and support services. Revenues from the software license and fixed maintenance and support services are recognized ratably over the term of the contract because our obligation to provide the license and related support services is uniform over the license term. The variable portion is based on time and materials provided for higher-level technical support. We generally invoice for both the fixed and time and materials services a month in arrears. For our time and materials services, we have elected the right-to-invoice practical expedient, allowing us to recognize revenue based on the amount we have the right to invoice the customer, provided that amount directly corresponds with the value of our completed performance to date. This approach results in revenue recognition as we perform the services and incurs the costs. If this customer does not renew prior to the contract term expiring, we stop recognizing revenues at the end of the current contract term, even though services may continue to be provided for a period of time until the renewal process is completed. Once the renewal is complete, we recognize the revenues for the period between the expiration of the original contract term and the completion of the renewal process in the month in which the renewal is executed.

Professional services revenue consists of fees typically associated with the design, development, and testing of product feature enhancements requested by the customer. The customer procures additional development services as needed, and generally based upon annual development plans negotiated by and between the customer and us. Professional services do not result in significant customization of the maintenance and support services and are considered distinct services. All, and any part of the output, of our professional services towards such product feature enhancements, belong to the customer. The contract price and billing schedule are stated in each work order and we generally invoice in monthly installments upon the commencement of each work order.

We also have a contract for an enterprise CaseBuilder solution through a second sales channel intermediary that includes supplemental professional services to integrate CaseBuilder with the customer's existing systems that will remain in place. This contract includes fixed fees for these professional services.

We satisfy the performance obligations for these professional services over time as the performance of work typically creates or enhances an asset that the customer controls as the asset is created or enhanced. As these product feature enhancements each have a fixed contract fee, we recognize revenue over time proportionally as work is performed, based on cumulative resource costs incurred as a percentage of total forecast costs for the project. Management uses significant judgment in making these estimates, which affect the timing of revenue recognition, including how much revenue to recognize in each period, and in estimating the timing of revenue recognition for remaining performance obligations.

Gross Versus Net Presentation

Our single software license and related service agreement was facilitated through a sales channel intermediary. We present the total value of the billings to the customer as revenue (or gross) and that portion of the billings to the customer retained by the sales channel intermediary as a sales cost which is included in sales and marketing in the accompanying statement of operations, as we have determined that we are the principal in the arrangement. Our conclusion is based on our role in controlling the goods and services consumed by the end-customer throughout the license term or development life cycle, combined with our control over the price charged to the end-user for such goods and services, and the inability of the sales channel intermediary to direct or control the services provided to the customer. The fees paid to the sales channel intermediary are expensed as incurred as it relates to a period of performance of one year, and the sales channel intermediary is paid the same rate of commission on license term renewals or additional professional services that are sold to the customer.

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

Business Acquisitions

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets and contingent consideration liabilities. Critical estimates in valuing such intangible assets include, but not limited to, future expected cash flows from customer relationships and developed technology and discount rates. Critical estimates in valuing contingent consideration liabilities include, but are not limited to, revenues estimates and discount rates.

Goodwill

Goodwill represents the excess of amounts paid over the fair value of net assets acquired from a business acquisition. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units and determination of the fair value of each reporting unit. We have concluded there is only one reporting unit for purposes of performing the goodwill impairment test. The fair value of each reporting unit is estimated primarily through the use of market capitalization as a key input. This analysis involves calculating our market capitalization, which is derived from multiplying our closing stock price by the number of outstanding shares, and then comparing it against the net asset value. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. We performed our annual test for goodwill impairment as of October 1, 2023 and concluded that no impairment charge was necessary.

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

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. At December 31, 2023, the outstanding balance of our Credit Agreement was $7.0 million, which bears interest at a variable rate. At December 31, 2023, the rate in effect was approximately 7.3%. Based on the outstanding balance of our Credit Agreement at December 31, 2023, a 100 basis point increase in the interest rate would increase interest expense by $0.1 million annually.

Our cash includes cash in readily available checking and money market accounts. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $5.7 million as of December 31, 2023, which consists entirely of bank deposits.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally the South African Rand. Movements in foreign currencies in which we transact business could significantly affect future net earnings. However, if the average value of the South African Rand had been 10% higher relative to the U.S. dollar during 2023, 2022 or 2021, it would not have resulted in a significant impact to our results of operations for the years ended December 31, 2023, 2022 or 2021. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SoundThinking, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SoundThinking, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

SafePointe, LLC Acquisition – Fair Value of Intangible Assets

Critical Audit Matter Description

As discussed in Note 4 to the consolidated financial statements, on August 18, 2023, the Company accounted for the SafePointe, LLC acquisition as a business combination. The Company allocated a portion of the purchase price to an acquired software technology and customer relationship, which were assigned acquisition-date fair values of $9.2 million and $2.5 million, respectively.

We identified the fair value of the software technology and customer relationship associated with the acquisition as a critical audit matter. A high degree of subjective auditor judgment was involved in evaluating certain inputs to the relief from royalty and multi-period excess earnings methods used to determine the fair value software technology and customer relationships. The key input used in the relief from royalty method was the royalty rate. The key input used in the multi-period excess earnings method was the attrition assumption. There was limited observable market information and the calculated fair value of the assets was sensitive to possible changes in these key inputs.

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
•
Utilized an internal valuation specialist to assist the engagement team in evaluating: the methodologies used and whether they were acceptable for the underlying acquisitions and whether such methodologies were being applied correctly, the appropriateness of the royalty rate and attrition assumption used by independently calculating the amounts based on comparable guideline companies, comparable rates for market participants and also other transactions.
•
Evaluated the Company’s forecasted future cash flows for acquired business by reviewing historical results and obtaining audit evidence for future expected customer growth as well as the reasonableness of other key assumptions used by management.
•
Performed inquiries of personnel at SafePointe, LLC that were highly involved in the development of the forecasts to evaluate the reasonableness of revenue and margin forecasts.

SafePointe, LLC Acquisition – Contingent Consideration

Critical Audit Matter Description

As discussed in Note 4 to the consolidated financial statements, on August 18, 2023, the Company accounted for the SafePointe, LLC acquisition as a business combination. The acquisition included contingent consideration, which had an acquisition date fair value of $3 million.

We identified the fair value of the contingent consideration associated with the acquisition as a critical audit matter. A high degree of subjective auditor judgment was involved in evaluating certain inputs to the Monte Carlo simulation used to determine the fair value of the contingent consideration. The key inputs used in the Monte Carlo simulation were the revenue discount rate, revenue volatility and payment discount rate. There was limited observable market information and the calculated fair value of the liability was sensitive to possible changes in these key inputs.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included substantively testing, with the assistance of firm personnel with expertise in the application of fair value and valuation methodologies, the appropriateness of the inputs used in management’s process for determining the fair value of the identifiable contingent consideration, which included the following procedures:

•
Obtained management’s purchase price allocation detailing fair values assigned to the acquired tangible and intangible assets and purchase consideration
•
Obtained the valuation report prepared by a valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired identifiable intangible assets. We reviewed the qualifications of the specialist and tested the key inputs in the valuation methods.
•
Utilized an internal valuation specialist to assist the engagement team in evaluating: the methodologies used and whether they were acceptable for the underlying acquisitions and whether such methodologies were being applied correctly, the appropriateness of the revenue discount rate, revenue volatility, payment discount rate, royalty rate and attrition assumption used by independently calculating the amounts based on comparable guideline companies, comparable rates for market participants and also other transactions.
•
Evaluated the Company’s forecasted future revenue for the acquired business by reviewing historical results and obtaining audit evidence for future expected customer growth as well as the reasonableness of other key assumptions used by management.
•
Performed inquiries of personnel at SafePointe, LLC that were highly involved in the development of the forecasts to evaluate the reasonableness of revenue and margin forecasts.

We have served as the Company's auditor since 2017.

Baker Tilly US, LLP

Minneapolis, MN

April 1, 2024

SoundThinking, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$5,703	$10,479
Accounts receivable and contract assets, net	30,700	30,957
Prepaid expenses and other current assets	3,902	3,225
Total current assets	40,305	44,661
Property and equipment, net	21,028	21,988
Operating lease right-of-use assets	2,315	3,240
Goodwill	34,213	22,971
Intangible assets, net	36,938	27,318
Other assets	3,909	2,570
Total assets	$138,708	$122,748
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,031	$1,633
Accrued expenses and other current liabilities	8,521	9,965
Line of credit	7,000	—
Deferred revenue, short-term	41,265	41,907
Total current liabilities	59,817	53,505
Deferred revenue, long-term	812	1,813
Deferred tax liability	1,226	685
Other liabilities	2,096	5,800
Total liabilities	63,951	61,803
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,761,448 and 12,243,929 shares issued and outstanding as of December 31, 2023 and 2022, respectively	64	62
Additional paid-in capital	170,139	153,573
Accumulated deficit	(95,118)	(92,400)
Accumulated other comprehensive loss	(328)	(290)
Total stockholders' equity	74,757	60,945
Total liabilities and stockholders' equity	$138,708	$122,748

See accompanying notes to consolidated financial statements.

SoundThinking, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$92,717	$81,003	$58,155
Costs
Cost of revenues	39,874	34,218	25,611
Impairment of property and equipment	114	—	25
Total costs	39,988	34,218	25,636
Gross profit	52,729	46,785	32,519

Operating expenses
Sales and marketing	26,959	22,416	15,479
Research and development	12,138	10,026	7,035
General and administrative	20,557	15,750	12,744
Change in fair value of contingent consideration	(5,686)	(9,154)	1,330
Total operating expenses	53,968	39,038	36,588
Operating income (loss)	(1,239)	7,747	(4,069)
Other income (expense), net
Interest income (expense), net	(48)	45	38
Other expense, net	(227)	(240)	(344)
Total other expense, net	(275)	(195)	(306)
Income (loss) before income taxes	(1,514)	7,552	(4,375)
Provision for income taxes	1,204	1,167	56
Net income (loss)	$(2,718)	$6,385	$(4,431)
Net income (loss) per share, basic	$(0.22)	$0.52	$(0.38)
Net income (loss) per share, diluted	$(0.22)	$0.52	$(0.38)
Weighted-average shares used in computing net income (loss) per share, basic	12,425,132	12,171,609	11,647,558
Weighted-average shares used in computing net income (loss) per share, diluted	12,425,132	12,317,707	11,647,558

See accompanying notes to consolidated financial statements.

ShotSpotter, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(2,718)	$6,385	$(4,431)
Other comprehensive loss:
Change in foreign currency translation adjustment, net of taxes	(38)	(52)	(68)
Comprehensive income (loss)	$(2,756)	$6,333	$(4,499)

See accompanying notes to consolidated financial statements.

SoundThinking Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Par Value	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2020	11,538,998	58	128,771	(94,354)	(170)	34,305
Exercise of stock options	97,702	—	898	—	—	898
Issuance of common stock in connection with exercise of warrants	50,716	—	8	—	—	8
Repurchase of common stock	(95,151)	—	(3,601)	—	—	(3,601)
Issuance of common stock from ESPP purchases	30,193	—	832	—	—	832
Vesting of restricted stock units	80,972	—	—	—	—	—
Stock-based compensation	—	—	5,872	—	—	5,872
Foreign currency translation loss	—	—	—	—	(68)	(68)
Net loss	—	—	—	(4,431)	—	(4,431)
Balance at December 31, 2021	11,703,430	58	132,780	(98,785)	(238)	33,815
Exercise of stock options	41,819	1	537	—	—	538
Repurchase of common stock	(106,992)	—	(3,084)	—	—	(3,084)
Issuance of common stock from ESPP purchases	33,161	—	797	—	—	797
Vesting of restricted stock units	107,971	—	—	—	—	—
Issuance of common stock for acquisition	464,540	3	14,263	—	—	14,266
Stock-based compensation	—	—	8,280	—	—	8,280
Foreign currency translation loss	—	—	—	—	(52)	(52)
Net income	—	—	—	6,385	—	6,385
Balance at December 31, 2022	12,243,929	62	153,573	(92,400)	(290)	60,945
Exercise of stock options	19,021	—	150	—	—	150
Repurchase of common stock	(228,782)	—	(5,595)	—	—	(5,595)
Issuance of common stock from ESPP purchases	37,824	—	740	—	—	740
Vesting of restricted stock units	135,239	—	—	—	—	—
Issuance of common stock for acquisition	554,217	2	11,289	—	—	11,291
Stock-based compensation	—	—	9,982	—	—	9,982
Foreign currency translation loss	—	—	—	—	(38)	(38)
Net loss	—	—	—	(2,718)	—	(2,718)
Balance at December 31, 2023	12,761,448	$64	$170,139	$(95,118)	$(328)	$74,757

See accompanying notes to consolidated financial statements.

SoundThinking, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,718)	$6,385	$(4,431)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	6,718	6,400	5,795
Amortization of intangible assets	3,920	2,799	1,032
Impairment of property and equipment	114	—	25
Stock-based compensation	9,982	8,282	5,872
Change in fair value of contingent consideration	(5,686)	(9,154)	1,330
Deferred taxes	541	685	—
Allowance for credit losses	99	(74)	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	619	(14,530)	(3,213)
Prepaid expenses and other assets	(1,357)	(1,168)	(673)
Accounts payable	1,094	(18)	354
Accrued expenses and other liabilities	(149)	947	1,588
Deferred revenue	(2,226)	11,630	2,143
Net cash provided by operating activities	10,951	12,184	9,822
Cash flows from investing activities:
Purchase of property and equipment	(5,053)	(10,915)	(7,840)
Investment in intangible and other assets	(437)	(6)	(59)
Business acquisition, net of cash acquired	(10,995)	(4,618)	15
Net cash used in investing activities	(16,485)	(15,539)	(7,884)
Cash flows from financing activities:
Payment of contingent consideration liability	(1,500)	—	(403)
Proceeds from line of credit	7,000	—	—
Proceeds from exercise of stock options	150	538	898
Repurchases of common stock	(5,595)	(3,084)	(3,601)
Proceeds from exercise of warrants	—	—	8
Proceeds from employee stock purchase plan	740	797	832
Net cash provided by (used in) financing activities	795	(1,749)	(2,266)
Change in cash, cash equivalents and restricted cash	(4,739)	(5,104)	(328)
Effect of exchange rate on cash and cash equivalents	(37)	(53)	(79)
Cash, cash equivalents at beginning of year	10,479	15,636	16,043
Cash, cash equivalents at end of year	$5,703	$10,479	$15,636

Supplemental cash flow disclosures:
Property and equipment purchases included in accounts payable	$477	$404	$563
Estimated fair value of contingent consideration for business combination at closing	$2,994	$12,400	$—
Fair value of common stock issued as consideration for acquisitions	$11,291	$14,266	$—

See accompanying notes to consolidated financial statements.

SoundThinking, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

SoundThinking, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions, combining data-driven solutions and strategic advisory services for law enforcement and civic leadership. As of December 31, 2023, the Company had approximately 250 customers and to date have worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

In April 2023, the Company's name changed to SoundThinking, Inc., reflecting its broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebrand, the Company introduced its SafetySmart™ platform that includes five data-driven tools consisting of (i) its flagship product, ShotSpotter® (formerly ShotSpotter Respond), the leading outdoor gunshot detection, location and alerting system trusted by 170 cities and 19 universities and corporations as of December 31, 2023, (ii) CrimeTracer™ (formerly COPLINK X), a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve crimes, (iii) CaseBuilder™ (formerly ShotSpotter Investigate), a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ (formerly ShotSpotter Connect) that directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, and (v) SafePointe™, an AI-based weapons detection system, that the Company added when it acquired SafePointe, LLC (“SafePointe”) in August 2023. The Company offers its solutions on a software-as-a-service subscription model to its customers.

ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate, are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses, highways, and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. In 2019, the Company created a technology innovation unit, SoundThinking Labs, to expand its efforts supporting innovative uses of its technology to help protect wildlife and the environment. Additionally, the Company provides maintenance and support services and professional software development services to two customers, through sales channel intermediaries.

The Company’s principal executive offices are located in Fremont, California. The Company has six wholly-owned subsidiaries.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2023, but are not necessarily indicative of the results of operations or cash flows to be anticipated for any future period.

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

Revenue Recognition – Subscription Services

The Company generates annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis and generates annual subscription revenues from the deployment of SafePointe on a per-lane basis. The Company's three security solutions, ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate, as well as CaseBuilder, CrimeTracer and ResourceRouter are typically sold on a subscription basis, each with a customized deployment plan.

The Company generates a majority of its revenues from the sale of ShotSpotter subscription services, in which gunshot data generated by Company-owned sensors and software is sold to customers through a cloud-based hosting application for a specified contract period. Typically, the initial contract period is one to three years in length. The subscription contract is generally noncancelable without cause. Generally, these service arrangements do not provide the customer with the right to take possession of the hardware or software supporting the subscription service at any time. A small portion of the Company’s revenues are generated from the delivery of setup services to install Company-owned sensors in the customer’s coverage area and other services including training and a license to integrate with third-party applications.

For ShotSpotter, the Company generally invoices customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. If it is a multi-year contract, the Company invoices 50% of the first-year fees upon contract execution and the remaining 50% of the first-year fees when the service is operational and ready to go live. The following years are invoiced 100% at each annual anniversary. For SafePointe, the Company generally invoices the first year's subscription price when the contract is fully executed. For ShotSpotter for Highways, ShotSpotter for Campus, ShotSpotter for Corporate, CaseBuilder and CrimeTracer, the Company generally invoices subscription service renewals for 100% of the total contract value when the renewal contract is executed. All fees billed in advance of services being delivered are recorded as deferred revenue.

For ShotSpotter, the pricing model is based on a per-square-mile basis. For SafePointe, the pricing model is based on a per-lane basis. For ShotSpotter for Highways, ShotSpotter for Campus, ShotSpotter for Corporate and CaseBuilder, the pricing model is on a customized-site basis. For ResourceRouter and CrimeTracer, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. The Company may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of the process for invoicing contracts and renewals upon execution, cash flows from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

The Company capitalizes certain incremental costs of obtaining a contract, which includes sales commissions, based on the first-year fee upon booking of a new contract. These capitalized commissions are amortized on a straight-line basis over the expected customer life, which is determined to be five years. As there are not commensurate commissions earned on renewals of the subscription services, the Company recognizes the commissions as expense when the renewal invoice is paid instead of capitalizing them. Amortization of capitalized commissions is included in sales and marketing expense and was $1.1 million, $0.8 million, and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Revenue Recognition – Software License, Maintenance and Support, and Professional Services

Through Technologic, the Company generates revenues through the sale of (i) a proprietary software license and maintenance and support services and (ii) professional software development services to a single customer, through a sales channel intermediary. The sales channel intermediary contract includes a renewable subscription for software and related maintenance and support services. The contract also provides for the procurement of professional services, such as for software development and testing for product feature enhancements, by executing supplementary work orders.

The Company recognizes revenue from the software license and related maintenance and support services revenues upon the satisfaction of performance obligations. It determined that the term-based software license should be combined with the maintenance and support services as a single performance obligation. The nature of the maintenance and support services, inclusive of the Company's obligation to provide additional, unspecified software functionality over the license term, in allowing this single customer to be flexible in utilizing the customized software to respond to the changing regulatory environment, are critical to the customer’s ability to derive benefit and value from the license. Contractually, the Company provides continuous access to the software, maintenance and support services, helpdesk, and technical support over the contract term, hence a time-elapsed method is used to recognize revenue. There is a fixed and variable component to the maintenance and support services. Revenues from the software license and fixed maintenance and support services are recognized ratably over the term of the contract because the Company's obligation to provide the license and related support services is uniform over the license term. The variable portion is based on time and materials provided for higher-level technical support. For the time and materials component, the Company has elected the right-to-invoice practical expedient, allowing it to recognize revenue based on the amount it has the right to invoice the customer, provided that amount directly corresponds with the value of its completed performance to date. This approach results in revenue recognition as the Company performs the services and incurs the costs. The Company generally invoices for both the fixed and time and materials services a month in arrears. If this customer does not renew prior to the contract term expiring, the Company stops recognizing revenues at the end of the current contract term, even though services may continue to be provided for a period of time until the renewal process is completed. Once the renewal is complete, revenues are recognized for the period between the expiration of the original contract term and the completion of the renewal process in the month in which the renewal is executed.

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

The Company also has a contract for an enterprise CaseBuilder solution through a second sales channel intermediary that includes supplemental professional services to integrate CaseBuilder with the customer's existing systems that will remain in place.

As these professional services each have a fixed contract fee, the Company recognizes revenue over time proportionally as work is performed, based on cumulative resource costs incurred as a percentage of total forecast costs for the project. Management uses significant judgment in making these estimates, which affect the timing of revenue recognition, including how much revenue to recognize in each period, and in estimating the timing of revenue recognition for remaining performance obligations (see Note 3).

Gross Versus Net Presentation

The Company’s single software license on premise instance and related maintenance and support service agreement was facilitated through a sales channel intermediary. The Company presents the total value of the billings to the end-user as revenue (or gross) and that portion of the billings to the customer retained by the sales channel intermediary as a sales cost which is included in sales and marketing in the accompanying statement of operations, as the Company determined that it is the principal in the arrangement. The Company’s conclusion is based on its role in controlling the goods and services consumed by the end-customer throughout the license term or development life cycle, combined with its control over the price charged to the end-user for such goods and services, and the inability of the sales channel intermediary to direct or control the services provided to the customer. The fees paid to the sales channel intermediary are expensed as incurred as it relates to a period of performance of one year, and the sales channel intermediary is paid the same rate of commission on license term renewals or additional professional services that are sold to the customer.

Costs

Costs include the cost of revenues and charges for impairment of property and equipment. Cost of revenues primarily include depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting the Company's service application, costs related to operating its Incident Review Center (the “IRC”), providing remote and on-site customer support and maintenance and forensic services, personnel and related costs of operations, stock-based compensation and allocated facilities and general operational overhead, which includes information technology, facility and equipment depreciation costs. The Company expenses all costs as incurred for services that are not recoverable under an enforceable contract.

Advertising and Public Relations Costs

Advertising and public relations costs are expensed as incurred. Advertising and public relations costs were $2.0 million, $1.5 million, and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and were included in sales and marketing expense in the consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred and consisted primarily of salaries and benefits, consultant fees, certain facilities costs, and other direct costs associated with the continued development of the Company’s solutions.

Product development costs are expensed as incurred until technological feasibility has been established, which the Company defines as the completion of all planning, designing, coding, and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. The Company has determined that technological feasibility for its software products is reached shortly before they are released for sale. Costs incurred after technological feasibility is established are not significant, and accordingly the Company expenses all research and development costs when incurred. The Company capitalizes the cost of technology acquired through a business combination based on the fair value of the assets acquired.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments with an original maturity of three months or less.

At December 31, 2023 and 2022, the Company’s cash and cash equivalents consisted of cash deposited in financial institutions.

Restricted cash

Cash balances that are legally, contractually or otherwise restricted as to withdrawal or usage are considered restricted cash. The Company had no restricted cash balances at December 31, 2023 and December 31, 2022.

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

Accounts Receivable and Contract Assets, Net

Accounts receivable, net consist of trade accounts receivables from the Company’s customers, net of allowance for credit losses if deemed necessary, and are recorded at the invoiced amount. Accounts receivable also consists of trade accounts receivables (net of any commissions) from the sales channel intermediary through which the Company provides software license, maintenance and support, and professional services. The Company does not require collateral or other security for accounts receivable. Contract assets consist of revenues recognized in advance of invoicing the customer for amounts that the Company has the right to invoice. The Company does not charge interest on accounts receivable that are past due.

The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for credit losses based on the Company’s historical experience. At December 31, 2023, the Company has an allowance for credit losses of $0.1 million. There was no allowance as of December 31, 2022.

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation ("FDIC") and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2023, the Company had approximately $5.1 million, $40,000, and $8,000 deposited with the Company's three domestic financial institutions for which $250,000 is insured per institution under FDIC limits.

Concentration of Accounts Receivable and Contract Assets — At December 31, 2023, two customers accounted for 24% and 10% of the Company’s total accounts receivable. At December 31, 2022, two customers accounted for 23% and 17% of the Company’s total accounts receivable.

Concentration of Revenues — For the year ended December 31, 2023, two customers accounted for 25% and 9%, respectively, of the Company’s revenues. For the year ended December 31, 2022, two customers accounted for 30% and 10%, respectively, of the Company’s revenues. For the year ended December 31, 2021, two customers accounted for 28% and 14%, respectively, of the Company’s revenues.

Concentration of Suppliers — The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

Business Acquisitions

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets and contingent consideration liabilities. Acquisition-related expenses are recognized separately from the business combination and are recognized as general and administrative expense as incurred.

Goodwill

Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. Goodwill is tested for impairment at the reporting unit level (the Company has one reporting segment and tests at the company level) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company operates as one reportable segment. It performed its annual test for goodwill impairment as of October 1, 2023 and concluded that no goodwill impairment charge was necessary. Since inception through December 31, 2023, the Company has not recorded any goodwill impairment.

Intangible Assets

Intangible assets consist of customer relationships, software technology, tradename and acquired patents and capitalized legal fees related to obtaining patents. Patent assets are stated at cost, less accumulated amortization. Customer relationships, tradename and software technology are recorded at fair value as of the date of the acquisition. Intangible assets are amortized on an attribution method, over their expected useful lives, which range from three years for patents, eight to 11 years for software technology, nine years for tradename, and seven to 15 years for customer relationships.

Property and Equipment, net

Property and equipment, net, is stated at cost, less accumulated depreciation, and amortization. The Company depreciates property and equipment using the straight-line method over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term. Costs incurred to develop software for internal use and for the Company’s solutions are capitalized and amortized over such software’s estimated useful life. Internally developed software costs capitalized during all periods presented have not been material.

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

Royalty Expense

In 2009, the Company entered into a license agreement with a third-party relating to a patented gunshot digital imaging system that facilitates integration with certain third-party systems. The terms of the license agreement require the Company to pay a one-time fee of $5,000 for each license sold to a customer allowing the customer to integrate their ShotSpotter service with a third-party application, such as a video management system, with a minimum annual amount due of $75,000. In 2023, the Company incurred $155,000 related to this agreement. In 2023, 2022, and 2021, the Company incurred only the $75,000 minimum amount. The license agreement terminated in November 2023.

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

The Company estimates the grant date fair value of its common stock options using the following assumptions:

Expected Term — The expected term represents the weighted-average period that the stock-based compensation awards are expected to be outstanding. It was calculated based on the Company's historical experience with its stock option grants.

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

Leases

The Company leases office space under operating leases with expiration dates through 2027. The Company determines whether an arrangement constitutes a lease at inception and records lease liabilities and right-of-use assets on our consolidated balance sheets at lease commencement. We measure lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or our incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease and are included in operating lease right-of-use assets, accrued expenses and other current liabilities and other liabilities (long term) on the Company’s consolidated balance sheets.

The Company has made an accounting policy election to not recognize short-term leases, or leases that have a lease term of 12 months or less at commencement date, within its consolidated balance sheets and to recognize those lease payments in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.

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

Recent Accounting Pronouncements Not Yet Effective

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The guidance also requires disclosure of the Chief Operating Decision Maker's (“CODM”) position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company does not expect implementation of the new guidance to have a material impact on its consolidated financial statements.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose on an annual basis, specific categories in the rate reconciliation tabular presentation, as well as by providing additional information for reconciling items that meet a quantitative threshold. The ASU also requires disaggregated disclosures of federal, state and foreign income tax taxes paid. The new guidance is effective for fiscal years beginning after December 15, 2023. The Company expects the adoption of this guidance will modify its disclosures, but will not have an impact on the Company's financial position and results of operations.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$43,720	$26,709
Deferred revenues acquired (Note 4 - Acquisitions)	581	5,382
New billings	87,918	91,453
Revenue recognized during the year from beginning balance	(36,761)	(31,180)
Revenue recognized during the year from new billings	(53,381)	(48,643)
Foreign currency impact	—	(1)
Ending balance	$42,077	$43,720

The following table presents remaining performance obligations for contractually committed revenues as of December 31, 2023 (in thousands):

2024	$69,935
2025	30,886
2026	15,683
Thereafter	2,840
Total	$119,344

The timing of revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of December 31, 2023 and amounts under contract that will be invoiced after December 31, 2023.

During the year ended December 31, 2023, the Company recognized revenues of $90.8 million from customers in the United States, and $1.9 million from customers in South Africa, the Bahamas and Uruguay. During the year ended December 31, 2022, the Company recognized revenues of $80.2 million from customers in the United States and $0.8 million from customers in South Africa and the Bahamas. During the year ended December 31, 2021, the Company recognized revenues of $57.3 million from customers in the United States and $0.9 million from customers in South Africa and the Bahamas.

During the year ended December 31, 2023 , the Company recognized revenues of $87.5 million from monthly subscription, maintenance, and support services, and $5.2 million from professional software development services. During the year ended December 31, 2022, the Company recognized revenues of $75.4 million from monthly subscription, maintenance, and support services and $5.6 million from professional software development services. During the year ended December 31, 2021, the Company recognized revenues of $54.7 million from monthly subscription, maintenance, and support services and $3.4 million from professional software development services.

Note 4. Acquisitions

SafePointe, LLC

During the third quarter of 2023, the Company completed the acquisition of 100% of the membership interests in SafePointe for purchase consideration of $11.4 million in cash, subject to working capital adjustments, of which $1.1 million is indemnification escrow cash, and $11.2 million in the form of 549,579 shares of the Company's common stock based on the closing price on the date of acquisition, of which $1.1 million is indemnification escrow stock. The purchase consideration also included a contingent earnout payable based on SafePointe’s revenues generated during 2023 through 2025. The acquisition date fair value of the contingent earnout was $3.0 million, resulting in a total purchase consideration of $25.6 million. Up to $11.5 million in earnout will be payable based on SafePointe’s revenues generated during the remainder of 2023 and the years ended December 31, 2024 and 2025. The Company expects to recover some amounts through escrow claims under the terms of the membership purchase agreement. The Company borrowed $7.0 million under the Umpqua Credit Agreement (See Note 9, Financing Arrangements) to partially fund the purchase consideration. The SafePointe acquisition was accounted for as a business acquisition in accordance with ASC 805, Business Combinations. The acquisition allows the Company to enter the AI-based weapons detection market.

The following table summarizes the assignment of fair value to the identified assets and liabilities recorded as of the acquisition date (in thousands):

Cash and cash equivalents	$394
Accounts receivable and contract assets	370
Property and equipment, net	717
Customer relationships	2,500
Software technology	9,200
Tradename	1,100
Goodwill	11,242
Other assets	101
Accrued expenses and other current liabilities	(52)
Deferred revenue	(581)
Net assets acquired	24,991
Escrow claim	581
Total estimated consideration	$25,572

The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of SafePointe and primarily represents the value of cash flows from future customers and the employee workforce. The Company expects to deduct the amortization of goodwill and intangible assets for tax purposes. A portion of the amortization deduction commences upon settlement of contingent consideration liabilities. The Company valued the intangible assets using income-based approaches. Significant assumptions included forecasts of revenues, cost of revenues, research and development expense, sales and marketing expense, general and administrative expense, technology lives, royalty rates, working capital rates, customer attrition rates and other estimates. The Company discounted the cash flows at 20.9%, reflecting the risk profile of the assets.

The Company will amortize the acquired customer relationships for 12 years, the acquired software technology for 11 years and the acquired tradename for 9 years.

Acquisition-related expenses were $0.8 million for the year ended December 31, 2023, and are included in general and administrative expense.

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

The following table summarizes the assignment of fair value to the identified assets and liabilities recorded as of the acquisition date (in thousands):

Cash and cash equivalents	$303
Accounts receivable and contract assets	220
Property and equipment, net	200
Operating lease right-of-use assets	1,893
Software technology	7,140
Tradename	1,000
Customer relationships	8,400
Goodwill	20,155
Other assets	186
Accrued expenses and other current liabilities	(635)
Operating lease liabilities	(1,893)
Deferred revenue	(5,382)
Total estimated consideration	$31,587

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

Acquisition-related expenses totaled $0.1 million for the year ended December 31, 2022, which is included in general and administrative expense.

Pro Forma Information

The unaudited pro forma combined revenue and net income presented below have been prepared as if the Company had acquired SafePointe and Forensic Logic on January 1, 2021 and is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021. The unaudited pro forma financial information has been derived from the consolidated statements of operations of the Company, SafePointe and Forensic Logic for the below periods. The historical financial information has been adjusted in the unaudited combined pro forma information based upon currently available information and certain estimates and assumptions. The actual effect of the transactions ultimately may differ from the pro forma adjustments included herein. However, management believes that the assumptions used to prepare the pro forma adjustments provide a reasonable basis for presenting the significant effects of the transactions as currently contemplated and that the pro forma adjustments are factually supportable, give appropriate effect to the expected impact of events that are directly attributable to the transactions, and reflect those items expected to have a continuing impact on the Company.

The unaudited pro forma combined revenue for the years ended December 31, 2023, 2022 and 2021 would have been $93.9 million, $81.8 million and $64.8 million, respectively. The unaudited pro forma combined net income (loss) for the years ended December 31, 2023, 2022 and 2021, would have been $(4.2) million, $4.4 million and $(9.2) million, respectively.

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

In January 2022, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of Forensic Logic to be $12.4 million as of the acquisition date, using a Monte Carlo simulation approach with asset and revenue volatility of 60.0% and 28.0%, respectively. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement. During the years ended December 31, 2023 and 2022, the fair value of the contingent consideration was decreased by $3.2 million and $9.2 million, respectively, based upon adjustments to recorded liabilities as a result of actual revenues. As a result of actual revenue recognized, the company did not pay any amounts under the contingent consideration and no further contingent payments remain.

In August 2023, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of SafePointe to be $3.0 million as of the acquisition date, using a Monte Carlo simulation approach with asset and revenue volatility of 76.1% and 25.8%, respectively. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement. During the year ended December 31, 2023, the fair value of the contingent consideration was decreased by $2.4 million based upon revised estimated 2024 and 2025 revenue targets.

The changes in the fair value of the aggregate contingent consideration liability are summarized below (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$4,746	$1,500
Payment of contingent consideration liability	(1,500)	—
Contingent consideration - Forensic Logic (Note 4 - Acquisitions)	—	12,400
Contingent consideration - SafePointe (Note 4 - Acquisitions)	2,994	—
Change in fair value of contingent consideration	(5,686)	(9,154)
Ending balance	$554	$4,746

There were no transfers into or out of Level III during the year ended December 31, 2023 and 2022.

Note 6. Goodwill

The changes in goodwill for 2023 and 2022 are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Beginning balance	$22,971	$2,816
Acquisition of Forensic Logic (Note 4 - Acquisitions)	—	20,155
Acquisition of SafePointe (Note 4 - Acquisitions)	11,242	—
Ending balance	$34,213	$22,971

The Company has not recorded any goodwill impairment charges through December 31, 2023.

Note 7. Intangible Assets, net

Intangible assets as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023
	Gross	Accumulated Amortization	Net
Customer relationships	25,470	(4,467)	21,003
Acquired software technology	16,340	(2,199)	14,141
Patents and intellectual property	1,966	(1,227)	739
Tradename	2,100	(1,045)	1,055
Total intangible assets, net	$45,876	$(8,938)	$36,938

	December 31, 2022
	Gross	Accumulated Amortization	Net
Customer relationships	$22,970	$(2,760)	$20,210
Acquired software technology	7,140	(1,015)	6,125
Patents	1,227	(1,133)	94
Tradename	1,000	(111)	889
Total intangible assets, net	$32,337	$(5,019)	$27,318

Intangible amortization expense was $3.9 million, $2.8 million, and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents future intangible asset amortization as of December 31, 2023 (in thousands):

2024	3,856
2025	3,842
2026	3,805
2027	3,790
2028	3,736
Thereafter	17,909
Total	$36,938

Note 8. Details of Certain Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	December 31,	December 31,
	2023	2022
Deferred commissions	$1,295	$1,040
Prepaid software and licenses	1,147	647
Prepaid insurance	806	724
Other prepaid expenses	199	236
Short-term deposits	406	363
Other	49	215
	$3,902	$3,225

Accounts receivable and contract assets, net (in thousands):

	December 31,	December 31,
	2023	2022
Accounts receivable	$24,574	$28,790
Contract assets	6,225	2,167
Allowance for credit losses	(99)	—
	$30,700	$30,957

Other assets (in thousands):

	December 31,	December 31,
	2023	2022
Deferred commissions	$3,205	$2,552
Escrow claim (Note 4 - Acquisitions)	581	—
Other	123	18
	$3,909	$2,570

Property and equipment, net (in thousands):

	December 31,	December 31,
	2023	2022
Deployed equipment	$50,467	$44,700
Construction in progress	3,513	5,267
Computer equipment	2,771	2,359
Software	1,238	1,314
Furniture and fixtures	1,189	472
Leasehold improvements	979	934
Vehicles	263	258
	60,420	55,304
Accumulated depreciation and amortization	(39,392)	(33,316)
	$21,028	$21,988

Depreciation and amortization expense during the years ended December 31, 2023, 2022 and 2021 was $6.7 million, $6.4 million, and $5.8 million, respectively.

Accrued expenses and other current liabilities (in thousands):

	December 31,	December 31,
	2023	2022
Personnel-related accruals	$6,500	$5,971
Contingent consideration liability	—	1,500
Operating lease liabilities	964	868
Professional fees	407	441
Sales/use tax payable	100	257
State income tax payable	128	385
Other	422	543
	$8,521	$9,965

Other liabilities (long-term) (in thousand):

	December 31,	December 31,
	2023	2022
Operating lease liabilities	$1,542	$2,554
Contingent consideration liability	554	3,246
	$2,096	$5,800

Note 9. Financing Arrangements

The Company has a Credit Agreement with Umpqua Bank (the "Credit Agreement"), which allows borrowings of up to $25.0 million under a revolving facility and provides for a letter of credit sub-facility of up to $7.5 million. As of December 31, 2023, the Credit Agreement expired on October 15, 2024. On February 12, 2024, the Company entered into an amendment to the Credit Agreement extending the maturity date to October 15, 2025.

Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company. Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility.

Under the Credit Agreement, the Company has the option to select an interest rate based on either (1) a base rate, which fluctuates daily and is the greater of (a) the prime rate in effect as of any date of determination and (b) the SOFR rate as of such date of determination plus 1.0% per annum or (2) a SOFR rate, which can be for a period of 30, 90 or 180 days at the Company’s option and is equal to the SOFR rate as published by CME Group Benchmark Administration Limited, in each case plus 2.0% per annum. Any letters of credit issued under the Credit Agreement will be subject to a fee of 2.0% per annum. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time prior to termination of the Credit Agreement.

The Company is subject to certain financial covenants in the Credit Agreement, which include: (1) maintaining a ratio of consolidated funded debt, excluding the amount of any unsecured convertible notes issued by the Company, to consolidated earnings before income tax, depreciation and amortization (“Consolidated EBITDA”) of not greater than 3.00 to 1.00 measured at the end of each fiscal quarter and (2) maintaining a ratio of Consolidated EBITDA to interest charges of at least 2.00 to 1.00 measured at the end of each fiscal quarter. The Company was in compliance with its covenants as of December 31, 2023.

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

The available loan facility as of December 31, 2023 and December 31, 2022 was approximately $18.0 million and $20.0 million, respectively. As of December 31, 2023, there was $7.0 million outstanding on the Company's line of credit, which the Company borrowed in August 2023 to partially fund the acquisition of SafePointe. There were no amounts outstanding on December 31, 2022. The interest expense recorded for the year ended December 31, 2023 was $0.2 million, based on a weighted-average interest rate of 7.32%.

Note 10. Related Party Transactions

During the year ended December 31, 2023, 2022 and 2021, the Company recognized $0.1 million, $0.8 million, and $0.1 million in revenues, respectively, from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s directors and one of the Company’s significant shareholders.

Note 11. Income Taxes

The domestic and foreign components of net income (loss) before income tax were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(1,596)	$7,583	$(4,280)
Foreign	82	(31)	(95)
Net income (loss) before income tax	$(1,514)	$7,552	$(4,375)

The provision (benefit) for income tax consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	656	455	—
Foreign	7	27	6
Total	663	482	6
Deferred:
Federal	277	316	—
State	264	369	—
Foreign	—	—	50
Total	541	685	50
Total provision (benefit) for income tax	$1,204	$1,167	$56

A reconciliation of income taxes at the statutory federal income tax rate to income tax expense included in the accompanying consolidated statements of operations is as follows (in thousands):

	December 31,
	2023	2022	2021
Income tax (benefit) at statutory rate	$(312)	$1,545	$(919)
Change in valuation allowance	(76)	(1,715)	1,288
Indefinite-lived asset (goodwill)	541	685	—
State tax	354	239	(288)
Change in deferred	616	415	(27)
Stock-based compensation	197	111	62
Research and development credits	(369)	(271)	(160)
Foreign rate differential	23	43	7
Other	230	115	93
Total	$1,204	$1,167	$56

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$15,302	$17,255
Stock-based compensation	4,094	2,974
Section 174 capitalized expenditures	3,820	1,918
Research and development credits	3,359	2,917
Accruals and reserves	1,127	1,022
Deferred revenue and contract costs	482	625
Gross deferred tax assets	28,184	26,711
Valuation allowance	(25,953)	(25,343)
Net deferred tax assets	2,231	1,368
Deferred tax liabilities:
Fixed assets and intangibles	(317)	(624)
Goodwill	(3,140)	(1,429)
Total deferred tax liabilities, net	$(1,226)	$(685)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of U.S.-based taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets. Management determined that a valuation allowance of $26.0 million and $25.3 million was required as of December 31, 2023 and 2022, respectively.

The valuation allowance changed by $0.6 million during the year ended December 31, 2023. This is different than 2023, which includes an increase to the valuation allowance related to ASC 805 Business Combination accounting and to certain changes in temporary differences that give rise to deferred tax liabilities related to indefinite-lived intangible assets.

At December 31, 2023 and 2022, the Company had available net operating loss carryforwards of approximately $57.9 million and $67.1 million, respectively, for federal income tax purposes, of which $53.1 million were generated before 2018 and will begin to expire in 2029. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. The Company continually monitors all positive and negative evidence regarding the realization of its deferred tax assets and may record assets when it becomes more likely than not, than they will be realized, which may impact the expense or benefit from income taxes.

At December 31, 2023 and 2022, the net operating losses for state purposes are $42.7 million and $43.8 million, respectively, and will begin to expire in 2024 if not utilized.

As of December 31, 2023, the Company had available for carryover, research and experimental credits of approximately $2.0 million for federal income tax purposes and $1.7 million for California income tax purposes, which are available to reduce future income taxes. The federal research and experimental tax credits will begin to expire, if not utilized, in 2027. The California research and experimental tax credits carry forward indefinitely until utilized.

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

A reconciliation of the beginning and ending amounts of unrecognized uncertain tax positions is as follows (in thousands):

Balance as of December 31, 2021	$954
Increases for current year tax positions	140
Decreases for prior year tax positions	(11)
Balance as of December 31, 2022	1,083
Increases for current year tax positions	187
Decreases for prior year tax positions	(29)
Balance as of December 31, 2023	$1,241

Of the total unrecognized tax benefits at December 31, 2023, no amount will impact the Company's effective tax rate because the uncertain amounts have a valuation allowance recorded against them. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2023 and 2022.

The Company files federal and state income tax returns in the United States, certain United States territories, and certain foreign jurisdictions. The statues of limitations remain open for 2009 through 2023 for federal and state purposes in the United States. and certain U.S. territories. Years beyond the normal statutes of limitations remain open to audit by tax authorities due to tax attributes generated in earlier years which are being carried forward and may be audited in subsequent years when utilized.

Note 12. Capital Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.005 per share. At December 31, 2023 and 2022, there were 12,761,448 and 12,243,929 shares of common stock issued and outstanding, respectively. Holders of common stock have voting rights equal to one vote per share of common stock held and are entitled to receive any dividends as may be declared from time to time by the Board.

At December 31, 2023, shares of common stock reserved for future issuance were as follows:

Options outstanding	1,789,431
Shares available for future grant	1,329,884
Unvested restricted stock units	298,361
Total	3,417,676

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005. At December 31, 2023 and 2022, there was no preferred stock issued or outstanding.

Stock Repurchase Program

In May 2019, the Company's board of directors adopted a stock repurchase program for up to $15.0 million of our common stock. In November 2022, the Company’s board of directors approved a new stock repurchase program for up to $25.0 million of the Company’s common stock. Although the board of directors has authorized the stock repurchase program, it does not obligate the Company to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason.

During the year ended December 31, 2023, the Company repurchased 228,782 shares of its common stock at an average price of $24.41 per share for $5.6 million. During the year ended December 31, 2022, the Company repurchased 106,992 shares of its common stock at an average price of $28.81 per share for $3.1 million and used up the remaining balance under the stock repurchase program authorized in May 2019. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Note 13. Net Income (Loss) per Share

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$(2,718)	$6,385	$(4,431)
Denominator:
Weighted-average shares outstanding, basic	12,425,132	12,171,609	11,647,558
Weighted-average shares outstanding, diluted	12,425,132	12,317,707	11,647,558
Net income (loss) per share, basic	$(0.22)	$0.52	$(0.38)
Net income (loss) per share, diluted	$(0.22)	$0.52	$(0.38)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	1,789,431	1,015,497	783,928
Unvested restricted stock units	298,361	97,275	128,810
Total	2,087,792	1,112,772	912,738

Note 14. Equity Incentive Plans

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units ("RSUs"), and shares of restricted stock.

In May 2017, the Board and the Company’s stockholders approved the 2017 Equity Incentive Plan (the “2017 Plan”). As a result of the adoption of the 2017 Plan, no further grants may be made under the 2005 Plan. The 2017 Plan provides for the issuance of stock options, RSUs and other awards to employees, directors, and consultants of the Company. The 2017 Plan includes an evergreen provision that provides for the number of shares of common stock reserved for issuance under the 2017 Plan to automatically increase on January 1 of each year by the lesser of (1) 5% of the number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (2) such number of shares as determined by the board of directors.

The following table summarizes the activity of shares available for grant under the 2017 Equity Incentive Plan:

Shares available for grant at December 31, 2022	1,527,374
Increase in accordance with the evergreen provision	612,196
Options issued during the year	(724,841)
Canceled during the year	172,602
RSUs granted	(257,447)
Shares available for grant at December 31, 2023	1,329,884

Stock Options

Incentive stock options may only be granted to Company employees and may only be granted with an exercise price not less than the fair value of the common stock, or not less than 110% of fair value when the grant is issued to a person who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock. Non-statutory stock options may be granted to Company employees, directors, and consultants, and may be granted at a price per share not less than fair value on the date of the grant.

Options granted under the 2005 Plan and 2017 Plan generally vest over four years and expire no later than 10 years from the grant date. The 2005 Plan and 2017 Plan grants the board of directors' discretion to determine when the options granted will become exercisable.

Compensation expense for stock options is based upon the estimated fair value of the awards. The fair value of stock option grants is determined using the Black-Scholes option pricing model which requires the use of certain assumed inputs. The assumed inputs used to determine the fair value of stock options granted for the years ended December 31, 2023, 2022, and 2021 are set forth below:

	Year Ended December 31,
	2023	2022	2021
Fair value of common stock	$18.74 -$32.89	$16.30-$37.00	$31.12-$48.05
Expected term (in years)	6	6	6
Risk-free interest rate	3.46%-4.80%	1.54%-4.18%	0.45%-1.62%
Expected volatility	62%-63%	63%-64%	65%-67%
Expected dividend yield	—	—	—

A summary of stock option activities during 2023, 2022 and 2021 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)
Outstanding at December 31, 2020	813,242	$24.58
Granted	111,489	$39.00	$23.32
Exercised	(97,702)	$9.20		$3,064
Canceled	(43,101)	$35.84
Outstanding at December 31, 2021	783,928	$28.00
Granted	557,218	$27.40	$16.30
Exercised	(41,819)	$12.88		$778
Canceled	(43,271)	$28.85
Outstanding at December 31, 2022	1,256,056	$28.20
Granted	724,841	$25.05	$15.18
Exercised	(19,021)	$7.95		$424
Canceled	(172,445)	$31.36
Outstanding at December 31, 2023	1,789,431	$26.83

During the year ended December 31, 2023, the Company modified options to accelerate vesting for two individuals in respect of an aggregate of 6,734 options. The Company accounted for these as modifications of those awards and recognized net incremental compensation expense of approximately $52,000 during the year ended December 31, 2023.

Additional information for stock options at December 31, 2023 were as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual term (in years)
Outstanding at December 31, 2023	1,789,431	$26.83	$4,867	7.70
Exercisable at December 31, 2023	842,475	28.20	$2,632	6.21

At December 31, 2023, total unrecognized stock-based compensation cost related to unvested stock options was $13.9 million, which will be recognized ratably over a weighted-average period of 2.9 years.

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

A summary of RSU activities during 2023, 2022 and 2021 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2020	141,508	$29.67
Granted	84,035	$37.86
Vested	(80,972)	$29.22	$3,078
Forfeited	(15,761)	$31.38
Unvested RSUs at December 31, 2021	128,810	$35.09
Granted	205,807	$26.90
Vested	(107,971)	$31.88	$3,129
Forfeited	(2,825)	$26.50
Unvested RSUs at December 31, 2022	223,821	$29.21
Granted	257,447	$27.79
Vested	(135,235)	$29.63	$3,446
Forfeited	(47,672)	$31.08
Unvested RSUs at December 31, 2023	298,361	$27.58

At December 31, 2023, total unrecognized stock-based compensation cost related to RSUs was $7.5 million, which will be recognized ratably over a weighted-average period of 2.5 years.

During the year ended December 31 2023, the Company modified RSUs to accelerate vesting for one individual in respect of 2,256 RSUs. The Company accounted for this as a modification of this award and recognized net incremental compensation expense of approximately $28,000 during the year ended December 31, 2023. During the year ended December 31, 2022, the Company modified RSUs to accelerate vesting for two individuals in respect of 5,849 RSUs and cancelled the award of another individual in respect of 1,887 RSUs. The Company accounted for these as modifications of those awards and recognized net incremental compensation expense of $0.01 million during the year ended December 31, 2022.

The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized as compensation expense on the date of modification for vested awards.

Performance-based restricted stock units

During the year ended December 31, 2023, the Company granted certain executive management RSU awards, subject to certain performance-based vesting conditions ("PRSUs"). The PRSUs totaled 23,569 shares, at a grant date fair value of $20.12 per share, the closing stock price on the grant date, and will vest on February 15, 2025, based on 2023 performance targets achieved, subject to the officer's continuous service as an officer of the Company through such date. Compensation expense related to the PRSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. Compensation expense related to these awards was approximately $0.1 million for the year ended December 31, 2023.

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

ESPP offering periods generally run for six months each. An employee’s purchase rights terminate immediately upon termination of employment or other withdrawal from the 2017 ESPP. No participant will have the right to purchase shares of common stock in an amount that has a fair market value of more than $25,000 determined as of the first day of the applicable purchase period, for each calendar year.

The 2017 ESPP contains a provision which provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the board of directors. The Company's board of directors authorized the automatic increase to the 2017 ESPP plan for the year ended December 31, 2023.

The following table summarizes the activity of shares available under the 2017 ESPP:

Shares available for grant at December 31, 2022	516,167
Increase in accordance with the evergreen provision	150,000
Issued during the year	(37,824)
Shares available for grant at December 31, 2023	628,343

Stock-Based Compensation Expense

Total stock-based compensation expense for all award types is recorded in the consolidated statements of operations and was allocated as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$1,871	$1,992	$1,567
Sales and marketing	1,983	1,754	1,612
Research and development	1,307	1,082	734
General and administrative	4,820	3,454	1,959
Total	$9,982	$8,282	$5,872

Stock-based compensation expense is recognized over the award’s expected vesting schedule. Forfeitures are recognized as and when they occur.

Note 15. Benefit Plan

The Company sponsors a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company is allowed to make 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company matched 50% of employee contributions made during 2022 up to a maximum of 2% of compensation; the match will be deposited to the employees' 401(k) accounts in 2023. During the years ended December 31, 2023, 2022, and 2021, the Company recorded $0.4 million, $0.3 million, and $0.3 million, respectively, of matching contribution expense. These matching contributions are subject to additional vesting criteria.

Note 16. Leases

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

The operating lease cost recognized for the years ended December 31, 2023, 2022 and 2021, was $1.0 million, $1.0 million and $0.6 million, respectively.

Supplemental information related to the operating leases as follows (in thousands):

	December 31,
	2023	2022
Assets
Operating lease right-of-use assets	$2,315	$3,240

Liabilities
Lease liabilities (short-term) (presented within Accrued expenses and other current liabilities)	$964	$868
Lease liabilities (long-term) (presented within Other liabilities)	1,542	2,554
Total operating lease liabilities	$2,506	$3,422

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (presented within Operating cash flows)	$1,006	$941

Maturities of the lease liabilities at December 31, 2023 are as follows (in thousands):

2024	$1,078
2025	946
2026	506
2027	72
2028	—
Total lease payments, undiscounted	2,602
Less: imputed interest	(96)
Total	$2,506

Note 17. Commitments and Contingencies

Contingencies

On August 28, 2018, Silvon S. Simmons (the "Plaintiff") amended a complaint against the City of Rochester, New York, and various city employees, filed in the United States District Court, Western District of New York, to add the Company and employees as defendants. The amended complaint alleges conspiracy to violate plaintiff's civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that SoundThinking colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff's conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney's fees. The Company believes that the Plaintiff's claims are without merit and are disputing them vigorously.

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

An unfavorable outcome on any litigation matters could require payment of substantial damages, or, in connection with any intellectual property infringement claims, could require the Company to pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on the Company’s business, operating results, financial condition, and cash flows.

Note 18. Subsequent Events

Management evaluated subsequent events through April 1, 2024, which was the date the financial statements were available to be issued, and determined that there are no subsequent events to be reported.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2022, we completed the acquisition of Forensic Logic and in August 2023, we completed the acquisition of SafePointe. We continue to integrate internal controls at Forensic Logic and SafePointe into our control structure. With the exception of these changes, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code of ethics is published on our website at www.soundthinking.com. If we ever were to amend or waive any provision of our code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K.

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

Item 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended Restated Certificate of Incorporation	8-K	001-38107	3.1	April 11, 2023

3.2	Certificate of Change of Registered Agent	10-Q	001-38107	3.2	August 10, 2023

3.3	Amended and Restated Bylaws	8-K	001-38107	3.1	November 9, 2023

4.1	Form of Common Stock Certificate	S-1/A	333-217603	4.1	May 19, 2017

4.2	Investors' Rights Agreement, by and among ShotSpotter, Inc. and the investors listed on Exhibit A thereto, dated July 12, 2012	S-1	333-217603	4.2	May 2, 2017

4.3	Description of Capital Stock	10-K	001-38107	4.5	March 13, 2020

10.1(#)	ShotSpotter, Inc. Amended and Restated 2005 Stock Plan	S-1	333-217603	10.1	May 2, 2017

10.2(#)	Forms of Option Agreement and Option Grant Notice under the Amended and Restated 2005 Stock Plan	S-1	333-217603	10.2	May 2, 2017

10.3(#)	SoundThinking, Inc. 2017 Equity Incentive Plan					X

10.4(#)	Forms of Option Agreement and Option Grant Notice under the 2017 Equity Incentive Plan					X

10.5(#)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Restricted Terms and Conditions under the 2017 Equity Incentive Plan	10-Q	001-38107	10.1	November 14, 2023

10.6(#)	Form of Performance- and Service-Based RSU Grant Notice and Terms and Conditions	10-Q	001-38107	10.2	November 14, 2023

10.7(#)	SoundThinking, Inc. 2017 Employee Stock Purchase Plan					X

10.8(#)	Form of Restricted Stock Unit Grant Notice for Directors	10-Q	001-38107	10.6	August 14, 2017

10.9(#)	Form of Indemnification Agreement by and between ShotSpotter, Inc. and each director and executive officer	S-1	333-217603	10.7	May 2, 2017

10.10(#)	Offer Letter between ShotSpotter, Inc. and Ralph A. Clark, dated March 13, 2017	S-1	333-217603	10.8	May 2, 2017

10.12(#)	Offer Letter between ShotSpotter, Inc. and Alan R. Stewart, dated March 13, 2017	S-1	333-217603	10.9	May 2, 2017

10.13(#)	Offer Letter between ShotSpotter, Inc. and Nasim Golzadeh, dated February 20, 2019	10-K	001-38107	10.16	March 4, 2019

10.14	Offer Letter between SoundThinking, Inc. and Erin Edwards dated September 21, 2023					X

10.15	Lease Agreement between Washington Township Health Care District and ShotSpotter, Inc., dated August 16, 2021	10-Q	001-38107	10.1	November 15, 2021

10.16	Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated September 27, 2018	10-Q	001-38107	10.1	November 14, 2018

10.17	First Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated May 21, 2019	8-K	001-38107	10.1	May 24, 2019

10.18	Second Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated August 14, 2020	8-K	001-38107	10.1	August 19, 2020

10.19	Third Amendment to Credit Agreement between Umpqua Bank and ShotSpotter Inc. dated May 19, 2022.	10-Q	001-38107	10.1	November 9, 2022

10.20	Fourth Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc. dated September 26, 2022.	10-Q	001-38107	10.2	November 9, 2022

10.21	Fifth Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc. dated November 23, 2022.	8-K	001-38107	10.1	November 23, 2022

10.22	Sixth Amendment to Credit Agreement between Umpqua Bank and SoundThinking, Inc. dated February 12, 2024	8-K	001-38107	10.1	February 12, 2024

10.23	Amended and Restated Nonemployee Director Compensation Policy, dated February 14, 2023	10-K	001-38107	10.20	March 14, 2023

21.1	List of Subsidiaries					X

23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm for SoundThinking, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	SoundThinking, Inc, Incentive Compensation Recoupment Policy	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

SOUNDTHINKING, INC.

Date: April 1, 2024	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: April 1, 2024	By:	/s/ Alan R. Stewart
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

Signature	Title	Date

/s/ Ralph A. Clark	President, Chief Executive Officer, and a Director (Principal Executive Officer)	April 1, 2024
Ralph A. Clark

/s/ Alan R. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024
Alan R. Stewart

/s/ Pascal Levensohn	Director	April 1, 2024
Pascal Levensohn

/s/ Ruby Sharma	Director	April 1, 2024
Ruby Sharma

/s/ Marc H. Morial	Director	April 1, 2024
Marc H. Morial

/s/ William J. Bratton	Director	April 1, 2024
William J. Bratton

/s/ Deborah Grant	Director	April 1, 2024
Deborah Grant

/s/ Roberta S. Jacobson	Director	April 1, 2024
Roberta S. Jacobson