Form 10-Q
period 2024-03-31
SOUNDTHINKING, INC.
filed 2024-05-15
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024 the registrant had 12,793,456 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SoundThinking, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,524	$5,703
Accounts receivable and contract assets, net	35,201	30,700
Prepaid expenses and other current assets	3,507	3,902
Total current assets	47,232	40,305
Property and equipment, net	21,429	21,028
Operating lease right-of-use assets	2,078	2,315
Goodwill	34,213	34,213
Intangible assets, net	35,995	36,938
Other assets	4,025	3,909
Total assets	$144,972	$138,708
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,260	$3,031
Accrued expenses and other current liabilities	7,101	8,521
Line of credit	7,000	7,000
Deferred revenue, short-term	44,817	41,265
Total current liabilities	61,178	59,817
Deferred revenue, long-term	5,935	812
Deferred tax liability	1,267	1,226
Other liabilities	1,833	2,096
Total liabilities	70,213	63,951
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,793,168 and 12,761,448 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	64	64
Additional paid-in capital	173,066	170,139
Accumulated deficit	(98,027)	(95,118)
Accumulated other comprehensive loss	(344)	(328)
Total stockholders' equity	74,759	74,757
Total liabilities and stockholders' equity	$144,972	$138,708

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$25,410	$20,620
Costs
Cost of revenues	10,271	9,243
Impairment of property and equipment	252	72
Total costs	10,523	9,315
Gross profit	14,887	11,305

Operating expenses
Sales and marketing	7,112	5,848
Research and development	3,560	2,653
General and administrative	6,830	4,616
Change in fair value of contingent consideration	—	(6)
Total operating expenses	17,502	13,111
Operating loss	(2,615)	(1,806)
Other income (expense), net
Interest income (expense), net	(122)	54
Other expense, net	(58)	(38)
Total other income (expense), net	(180)	16
Loss before income taxes	(2,795)	(1,790)
Provision for income taxes	114	—
Net loss	$(2,909)	$(1,790)
Net loss per share, basic and diluted	$(0.23)	$(0.15)
Weighted-average shares used in computing net loss per share, basic and diluted	12,770,988	12,252,517

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(2,909)	$(1,790)
Other comprehensive loss:
Change in foreign currency translation adjustment, net of taxes	(16)	(17)
Comprehensive loss	$(2,925)	$(1,807)

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	12,761,448	$64	$170,139	$(95,118)	$(328)	$74,757
Issuance of common stock from RSUs vested	31,720	—	—	—	—	—
Stock-based compensation	—	—	2,927	—	—	2,927
Foreign currency translation loss	—	—	—	—	(16)	(16)
Net loss	—	—	—	(2,909)	—	(2,909)
Balance at March 31, 2024	12,793,168	$64	$173,066	$(98,027)	$(344)	$74,759

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	12,243,929	$62	$153,573	$(92,400)	$(290)	$60,945
Exercise of stock options	10,063	—	127	—	—	127
Repurchase of common stock	(35,369)	—	(1,256)	—	—	(1,256)
Issuance of common stock from RSUs vested	25,157	—	—	—	—	—
Stock-based compensation	—	—	2,220	—	—	2,220
Foreign currency translation loss	—	—	—	—	(17)	(17)
Net loss	—	—	—	(1,790)	—	(1,790)
Balance at March 31, 2023	12,243,780	$62	$154,664	$(94,190)	$(307)	$60,229

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,909)	$(1,790)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation of property and equipment	1,573	1,771
Amortization of intangible assets	965	661
Impairment of property and equipment	252	72
Stock-based compensation	2,927	2,220
Change in fair value of contingent consideration	—	(6)
Deferred taxes	41	—
Allowance for credit losses	126	25
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(4,627)	4,211
Prepaid expenses and other assets	278	(486)
Accounts payable	(886)	219
Accrued expenses and other liabilities	(1,438)	(1,834)
Deferred revenue	8,675	(6,261)
Net cash provided by (used in) operating activities	4,977	(1,198)
Cash flows from investing activities:
Purchase of property and equipment	(2,134)	(1,537)
Investment in intangible and other assets	(6)	(23)
Net cash used in investing activities	(2,140)	(1,560)
Cash flows from financing activities:
Payment of contingent consideration liability	—	(1,500)
Proceeds from line of credit	3,000	—
Proceeds from exercise of stock options	—	127
Repurchases of common stock	—	(1,256)
Payment of line of credit	(3,000)	—
Net cash used in financing activities	—	(2,629)
Change in cash, cash equivalents and restricted cash	2,837	(5,387)
Effect of exchange rate on cash and cash equivalents	(16)	(17)
Cash, cash equivalents and restricted cash at beginning of year	5,703	10,479
Cash, cash equivalents and restricted cash at end of period	$8,524	$5,075

Supplemental cash flow disclosures:
Property and equipment purchases included in accounts payable	$584	$1,074

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

SoundThinking, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions, combining data-driven solutions and strategic advisory services for law enforcement and civic leadership. As of March 31, 2024, the Company had approximately 250 customers and to date have worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

In April 2023, the Company introduced its SafetySmart™ platform that includes five data-driven tools consisting of (i) its flagship product, ShotSpotter® (formerly ShotSpotter Respond), the leading outdoor gunshot detection, location and alerting system trusted by 171 cities and 18 universities and corporations as of March 31, 2024, (ii) CrimeTracer™ (formerly COPLINK X), a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records across jurisdictions to generate tactical leads and quickly make intelligent connections to solve crimes, (iii) CaseBuilder™ (formerly ShotSpotter Investigate), a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ (formerly ShotSpotter Connect) that directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, and (v) SafePointe™, an AI-based weapons detection system that the Company added when it acquired SafePointe, LLC (“SafePointe”) in August 2023. The Company offers its solutions on a software-as-a-service subscription model to its customers.

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

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) filed with the SEC on April 1, 2024.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2024 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed consolidated financial statements for events requiring recording or disclosure in the condensed consolidated financial statements.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event the Company determines that it would be able to realize its deferred assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation ("FDIC") and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of March 31, 2024, the Company had approximately $7.6 million, $0.3 million and $27,000, deposited with the Company's three domestic financial institutions, for which only $250,000 per bank is insured under FDIC limits.

Concentration of Accounts Receivable and Contract Assets – At March 31, 2024, two customers accounted for 25% and 21% of the Company’s total accounts receivable and contract assets, net. At December 31, 2023, two customers accounted for 24% and 10%, respectively, of the Company’s total accounts receivable and contract assets, net.

Concentration of Revenues – For the three months ended March 31, 2024, two customers accounted for 26% and 10% of the Company’s total revenues. For the three months ended March 31, 2023, two customers accounted for 27% and 10% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

During the three months ended March 31, 2024, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as follows:

Recent Accounting Pronouncements Not Yet Effective

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose on an annual basis, specific categories in the rate reconciliation tabular presentation, as well as by providing additional information for reconciling items that meet a quantitative threshold. The ASU also requires disaggregated disclosures of federal, state and foreign income taxes paid. The new guidance is effective for fiscal years beginning after December 15, 2024. The Company does not expect implementation of the new guidance to have a material impact on its condensed consolidated financial statements.

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

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	March 31,
	2024	2023
Beginning balance	$42,077	$43,721
New billings	33,242	14,149
Revenue recognized during the year from beginning balance	(14,347)	(14,987)
Revenue recognized during the year from new billings	(10,220)	(5,429)
Foreign currency impact	—	5
Ending balance	$50,752	$37,459

The following table presents remaining performance obligations for contractually committed revenues as of March 31, 2024 (in thousands):

Remainder of 2024	$59,125
2025	33,158
2026	16,135
Thereafter	5,340
Total	$113,758

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of March 31, 2024 and amounts under contract that will be invoiced after March 31, 2024.

During the three months ended March 31, 2024, the Company recognized revenues of $24.8 million from customers in the United States, and $0.6 million from customers in the Bahamas, South Africa and Uruguay. During the three months ended March 31, 2023, the Company recognized revenues of $20.2 million from customers in the United States, and $0.4 million from customers in the Bahamas and South Africa.

During the three months ended March 31, 2024, the Company recognized revenues of $25.3 million from monthly subscription, maintenance and support services, and $0.1 million from professional software development services. During the three months ended March 31, 2023, the Company recognized revenues of $19.5 million from monthly subscription, maintenance and support services, and $1.1 million from professional software development services.

Note 4. Acquisitions

SafePointe, LLC

During the third quarter of 2023, the Company completed the acquisition of 100% of the membership interests in SafePointe for purchase consideration of $11.4 million in cash, subject to working capital adjustments, of which $1.1 million is indemnification escrow cash, and $11.2 million in the form of 549,579 shares of the Company's common stock based on the closing price on the date of acquisition, of which $1.1 million is indemnification escrow stock. The purchase consideration also included a contingent earnout payable based on SafePointe’s revenues generated during 2023 through 2025. The Company borrowed $7.0 million under the Umpqua Credit Agreement (See Note 12, Financing Arrangements) to partially fund the purchase consideration. The acquisition date fair value of the contingent earnout was $3.0 million, resulting in a total purchase consideration of $25.6 million. Up to $11.5 million in earnout would be payable based on SafePointe’s revenues generated during the remainder of 2023 and during the years ended December 31, 2024 and 2025. The SafePointe acquisition was accounted for as a business acquisition in accordance with ASC 805, Business Combinations. The acquisition allows the Company to enter the AI-based weapons detection market.

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

There were no acquisition-related expenses during the three months ended March 31, 2024 and 2023, respectively.

The unaudited pro forma combined revenue and net loss presented below have been prepared as if the Company had acquired SafePointe on January 1, 2023 and is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2023. The unaudited pro forma financial information has been derived from the consolidated statements of operations of the Company and SafePointe for the below period. The historical financial information has been adjusted in the unaudited combined pro forma information based upon currently available information and certain estimates and assumptions. The actual effect of the transactions ultimately may differ from the pro forma adjustments included herein. However, management believes that the assumptions used to prepare the pro forma adjustments provide a reasonable basis for presenting the significant effects of the transactions as currently contemplated and that the pro forma adjustments are factually supportable, give appropriate effect to the expected impact of events that are directly attributable to the transactions, and reflect those items expected to have a continuing impact on the Company.

The unaudited pro forma combined revenue and net loss for the three months ended March 31, 2023 would have been $21.0 million and $2.4 million, respectively.

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

In January 2022, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of Forensic Logic to be $12.4 million as of the acquisition date, using a Monte Carlo simulation approach with asset and revenue volatility of 60.0% and 28.0%, respectively. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement. During the three months ended March 31, 2023, the fair value of the contingent consideration was decreased by $0.01 million, based upon adjustments to recorded liabilities as a result of revised 2023 forecasted revenues as of March 31, 2023. As a result of actual revenue recognized in the year ended December 31, 2023, the Company did not pay any amounts under the contingent consideration and no further contingent payments remain.

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

The changes in the fair value of contingent consideration liabilities for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$554	$4,747
Payment of contingent consideration liability	—	(1,500)
Change in fair value of contingent consideration	—	(6)
Ending balance	$554	$3,241

There were no transfers into or out of Level III during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the SafePointe contingent consideration of approximately $0.6 million is included in other liabilities in the condensed consolidated balance sheet.

Note 6. Goodwill

The change in goodwill is as follows (in thousands):

	March 31,	December 31,
	2024	2023
Beginning balance	$34,213	$22,971
Acquisition of SafePointe (Note 4 - Acquisitions)	—	11,242
Ending balance	$34,213	$34,213

Note 7. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

		March 31, 2024
	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(4,927)	$20,543
Acquired software technology	9	16,340	(2,627)	13,713
Patents and intellectual property	4	1,988	(1,273)	715
Tradename	6	2,100	(1,076)	1,024
Total intangible assets, net		$45,898	$(9,903)	$35,995

		December 31, 2023
	Weighted Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(4,467)	$21,003
Acquired software technology	9	16,340	(2,199)	14,141
Patents	4	1,966	(1,227)	739
Tradename	6	2,100	(1,045)	1,055
Total intangible assets, net		$45,876	$(8,938)	$36,938

Intangible amortization expense was approximately $1.0 million and $0.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

The following table presents future intangible asset amortization as of March 31, 2024 (in thousands):

Remainder of 2024	$2,857
2025	3,818
2026	3,801
2027	3,801
2028	3,736
Thereafter	17,982
Total	$35,995

Note 8. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets, net (in thousands):

	March 31,	December 31,
	2024	2023
Accounts receivable	$25,961	$24,574
Contract assets	9,366	6,225
Allowance for credit losses	(126)	(99)
	$35,201	$30,700

Prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2024	2023
Deferred commissions	$1,385	$1,295
Prepaid software and licenses	946	1,147
Short-term deposits	467	406
Prepaid insurance	399	806
Other	310	248
	$3,507	$3,902

Other assets (long-term) (in thousands):

	March 31,	December 31,
	2024	2023
Deferred commissions	$3,275	$3,205
Escrow claim (Note 4 - Acquisitions)	581	581
Other	169	123
	$4,025	$3,909

Accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2024	2023
Personnel-related accruals	$4,818	$6,500
Operating lease liabilities	981	964
Professional fees	371	407
Sales/use tax payable	125	100
State income tax payable	201	128
Other	605	422
	$7,101	$8,521

Other liabilities (long-term) (in thousands):

	March 31,	December 31,
	2024	2023
Operating lease liabilities	$1,279	$1,542
Contingent consideration liability	554	554
	$1,833	$2,096

Note 9. Related Party Transactions

During the three months ended March 31, 2024, the Company recognized approximately $33 in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders. There were no related party transactions in the three months ended March 31, 2023.

Note 10. Net Income (Loss) per Share

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

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(2,909)	$(1,790)
Denominator:
Weighted-average shares outstanding, basic and diluted	12,770,988	12,252,517
Net loss per share, basic and diluted	$(0.23)	$(0.15)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	March 31,
	2024	2023
Options to purchase common stock	1,819,731	1,461,481
Unvested restricted stock units	1,085,127	337,259
Total	2,904,858	1,798,740

Note 11. Equity Incentive Plans

Stock options

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the "2005 Plan") and 2017 Equity Incentive Plan (the “2017 Plan") during the three months ended March 31, 2024 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)
Outstanding at December 31, 2023	1,789,431	$26.83
Granted	51,667	$17.74	$10.81
Exercised	—	$—		$—
Canceled	(21,367)	$25.86
Outstanding at March 31, 2024	1,819,731	$26.59

Under an “evergreen” provision, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and ending on and including January 1, 2027, by 5% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 Plan was increased on January 1, 2024 by 638,072 shares, which was equal to 5% of the total number of shares of common stock outstanding on December 31, 2023.

Restricted stock units

A summary of restricted stock unit ("RSU") activities under the 2017 Plan during the three months ended March 31, 2024 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2023	298,361	$27.58
Granted	817,408	$17.74
Vested	(30,642)	$29.08	$4,897
Forfeited	—	$—
Unvested RSUs at March 31, 2024	1,085,127	$20.18

Performance-based restricted stock units:

During the three months ended March 31, 2024, the Company granted to members of the Company's management team RSU awards with performance-based vesting conditions (“PSUs”), totaling 544,228 shares at a grant date fair value of $17.74 per share, the closing stock price on the grant date. These PSUs vest in one installment on the certification date, which shall occur as soon as administratively practicable following the end of 2026, based on the satisfaction of certain Company performance criteria in 2026, as determined by the Compensation and Human Capital Committee of the Board of Directors of the Company. Compensation expense related to the PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. Compensation expense related to these awards was approximately $0.1 million for the three months ended March 31, 2024.

2017 Employee Stock Purchase Plan

There were no shares of common stock issued under the 2017 Employee Stock Purchase Plan ("2017 ESPP") during the three months ended March 31, 2024. The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2024 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 778,343 as of March 31, 2024.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$440	$474
Sales and marketing	601	439
Research and development	302	295
General and administrative	1,584	1,012
Total	$2,927	$2,220

Note 12. Financing Arrangements

On September 27, 2018, the Company entered into a Credit Agreement with Umpqua Bank (the “Umpqua Credit Agreement”), which allowed the Company to borrow up to $10.0 million under a revolving loan facility (the “Revolving Facility”). On November 23, 2022, the Company entered into a Fifth Amendment to the Umpqua Credit Agreement (the “Amendment”), which amended the terms of the Umpqua Credit Agreement to, among other things, (1) extend the maturity date from November 27, 2022 to October 15, 2024

, (2) increase the revolving credit commitment from $20.0 million to $25.0 million, (3) increase the letter of credit sub-facility from $6.0 million to $7.5 million, (4) remove the minimum profitability covenants and (5) replace the LIBOR index rate with a Term Secured Overnight Financing Rate index rate. On February 7, 2024, the Company entered into a Sixth Amendment to extend the expiration date to October 15, 2025.

Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility. The available loan facility as of March 31, 2024 and December 31, 2023 was approximately $18.0 million, for both periods. As of March 31, 2024 and December 31, 2023, there was $7.0 million outstanding on the Company's line of credit, which the Company borrowed in August 2023 to partially fund the acquisition of SafePointe. The interest expense recorded for the three months ended March 31, 2024 was $0.1 million, based on a weighted-average interest rate of 7.33%.

Note 13. Commitments and Contingencies

Contingencies

On August 28, 2018, Silvon S. Simmons (the “Plaintiff”) amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add the Company and employees as a defendant. The amended complaint alleges conspiracy to violate the Plaintiff’s civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claims that the Company colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff’s conviction. On the basis of the allegations, the Plaintiff has petitioned for compensatory and punitive damages and other costs and expenses, including attorney’s fees. The Company believes that the Plaintiff’s claims are without merit and has disputed them vigorously. Following a motion for summary judgment by the Company on September 13, 2023, the court removed the Company as a defendant from the litigation. The Plaintiff then lost its case against the City of Rochester, New York at trial and may appeal.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and other financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement and civic leadership. In April 2023, we introduced our SafetySmartTM platform that includes five data-driven tools consisting of: (i) our flagship product, ShotSpotter® (formerly ShotSpotter Respond), a leading outdoor gunshot detection, location and alerting system trusted by 171 cities and 18 universities and corporations as of March 31, 2024, (ii) CrimeTracer™ (formerly COPLINK X) a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases, (iii) CaseBuilder™ (formerly ShotSpotter Investigate) a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ (formerly ShotSpotter Connect), which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, and (v) SafePointe™, an AI-based weapons detection system, that we added when we acquired SafePointe in August 2023. We also offer other security solutions within our flagship product offering ShotSpotter, including ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate that are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses, highways, and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. SoundThinking Labs supports innovative uses of our technology to help protect wildlife and the environment.

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

We offer our solutions on a software-as-a-service subscription model to our customers. We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Highways, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. CaseBuilder, ResourceRouter, and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. We generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area of an entryway. As of March 31, 2024, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract for 1,169 square miles, of which 1,159 square miles had gone live. Coverage areas under contract for ShotSpotter included 171 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 18 campuses/sites across the United States, South Africa and the Bahamas, including some of the largest cities in the United States. As of March 31, 2024, we had 166 SafePointe lanes under contract. Most of our revenues are attributable to customers based in the United States.

While we intend to continue to devote resources to increase sales of our other solutions, we expect that revenues from ShotSpotter will continue to comprise a majority of our revenues for the foreseeable future. SoundThinking Labs projects are generally conducted in coordination with a sponsoring charitable organization and may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, SoundThinking Labs projects will normally produce gross margins significantly lower than most of our other solutions. Additionally, we offer pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

Since our founding over 27 years ago, we have been a purpose-led company. We are a mission-driven organization that focuses on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation to equally serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful, and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

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

We generated revenues of $25.4 million and $20.6 million for the three months ended March 31, 2024 and 2023, respectively, representing an increase of 23%. For the three months ended March 31, 2024 and 2023 revenues from ShotSpotter represented approximately 69%, and 71% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, each accounted for 26% and 10%, respectively, of our total revenues for the three months ended March 31, 2024. The City of New York and the City of Chicago each accounted for 27% and 10%, respectively, of our total revenues for the three months ended March 31, 2023.

For the three months ended March 31, 2024 and 2023, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $24.8 million and $20.2 million, respectively, or 97% and 98% of total revenues, respectively.

We had a net loss of $2.9 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. Our accumulated deficit was $98.0 million and $95.1 million at March 31, 2024 and December 31, 2023, respectively.

We have focused on rapidly growing our business and believe that our future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence, increase sales of our other solutions and retain our customers. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive and time-consuming, the fact that our typical sales cycle is often very long and difficult to estimate accurately, and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, hire additional sales representatives to drive sales to continue to maintain our position as a market leader, and invest in research and development. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

We will also focus on expanding our business by introducing new products and services to existing customers, such as ResourceRouter, CrimeTracer and as a result of our acquisition in August 2023 of SafePointe, an AI-driven weapon detection system, and acquiring intellectual property assets. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth. We believe our large and growing installed base of police departments who trust SoundThinking’s products, support, and way of doing business provide revenue growth opportunities. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent.

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

Net New “Go-Live” Cities and Universities

Net new “go-live” cities and universities represent the number of cities and universities covered by deployments of our gunshot detection ShotSpotter solution that were formally approved by customers during the period, both from initial and expanded customer deployments, net of cities and universities that ceased to be “live” during the period due to customer cancellations. New cities and universities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities and universities as a key business metric to measure our operational performance and market penetration. Our net new “go-live” cities and universities in the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net new “go-live” cities and universities	9	6

Components of Results of Operations

Presentation of Financial Statements

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenues

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis and generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area of an entryway. Our security solutions, ShotSpotter for Highways, ShotSpotter for Campus, ShotSpotter for Corporate as well as CaseBuilder are typically sold on a subscription basis, each with a customized deployment plan.

ResourceRouter, and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city.

We derive the majority of our revenues from subscription services. We recognize subscription fees ratably, on a straight-line basis, over the term of the subscription, which for new customers is typically one to three years in length. Customer contracts may include one-time fees for the set-up of our sensors in the customer’s coverage areas, training, and third-party integration licenses. If the set-up fees are deemed to be a material right, they are recognized ratably over three to five years depending on the contract term. Training and third-party integration license fees are recognized upon delivery.

We also generate revenues through sales to two customers through sales channel intermediaries that include enhanced services. One sales channel intermediary contract through our Technologic Solutions subsidiary includes (i) a single on-premise software license for our proprietary software technology and related maintenance and support services and (ii) professional software development services, such as for software development and testing for product feature enhancements, by executing supplementary work orders. The second sales channel intermediary contract includes an enterprise CaseBuilder solution with supplemental professional services to integrate CaseBuilder with the customer's existing systems that will remain in place.

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

We also provide access to CrimeTracer to an intermediary to either be resold or combined with their own materials, software and/or services, to create an integrated solution that is provided to their end-user customers. We recognize this revenue net of margins paid to the intermediary.

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

Costs

Costs include the cost of revenues and impairment of property and equipment. Cost of revenues for ShotSpotter solutions primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service applications, costs related to operating our IRC, providing remote and on-site customer support and maintenance and forensic services, providing customer training and onboarding services, certain personnel and related costs of operations, stock-based compensation and allocated overheads that include information technology, facility and equipment depreciation costs. Cost of revenues for our SafePointe solution are similar except that depreciation of the capitalized customer equipment is smaller due to the lower costs of SafePointe customer equipment.

Impairment of property and equipment is primarily attributable to our write-off of the remaining book value of sensor networks related to customers lost.

In the near term, we expect our cost of revenues to increase in absolute dollars as our installed base increases, although certain of our costs of revenues are fixed and do not need to increase commensurate with increases in revenues. In addition, depreciation expense associated with deployed equipment for ShotSpotter and SafePointe is recognized over the first five and three years from the go live date, respectively. We also expect cost of revenues to increase in absolute dollars as we continue to invest in our customer success capabilities to drive growth and value for our customers.

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

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration primarily consists of increases or decreases in our contingent consideration liabilities recorded for potential earnouts from certain acquisitions. The changes result from revenue actuals and revised revenue estimates utilized in the fair value methodology to estimate the contingent liability for the earnouts.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income, interest expense and local and franchise tax expenses.

Income Taxes

Our income taxes are based on the amount of our income (loss) before tax and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, as applicable.

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table sets forth selected condensed consolidated statements of operations data for the three months ended March 31, 2024 and 2023 (in thousands):

		As a % of		As a % of	Change
	2024	Revenues	2023	Revenues	$	%
Revenues	$25,410	100%	$20,620	100%	$4,790	23%
Costs
Cost of revenues	10,271	40%	9,243	45%	1,028	11%
Impairment of property and equipment	252	1%	72	—	180	250%
Total costs	10,523	41%	9,315	45%	1,208	13%
Gross profit	14,887	59%	11,305	55%	3,582	32%
Operating expenses:
Sales and marketing	7,112	28%	5,848	28%	1,264	22%
Research and development	3,560	14%	2,653	13%	907	34%
General and administrative	6,830	27%	4,616	22%	2,214	48%
Change in fair value of contingent consideration	—	—	(6)	—	6	(100%)
Total operating expenses	17,502	69%	13,111	64%	4,391	33%
Operating loss	(2,615)	(10%)	(1,806)	(9%)	(809)	45%
Other income (expense), net	(180)	(1%)	16	—	(196)	(1,225%)
Provision for income taxes	114	—	—	—	114	—
Net loss	$(2,909)	(11%)	$(1,790)	(9%)	$(1,119)	63%

Revenues

The increase in revenues of $4.8 million was primarily attributable to a $4.2 million increase in revenues from new customers, expansion of existing customer coverage areas, contributions from the SafePointe acquisition and an increase of $0.6 million in professional services revenue. We went live in ten new ShotSpotter cities and one university and expanded in two current cities during the three months ended March 31, 2024.

Costs of Revenues

The increase in cost of revenues of $1.1 million was due primarily to an increase in product costs due to the increase in our customer base and an increase in personnel costs.

Sales and Marketing Expense

Sales and marketing expense increased by $1.3 million, primarily due to salaries, commissions and other personnel costs as a result of increased headcount and increased revenue.

Research and Development Expense

Research and development expense increased by $0.9 million, primarily due to increased headcount.

General and Administrative Expense

General and administrative expense increased by $2.2 million and was due primarily to increased personnel-related costs, legal costs and increases in travel costs, insurance and other costs.

Change in Fair Value of Contingent Consideration

We had no adjustments in the fair value of the contingent consideration liabilities during the three months ended March 31, 2024.

Other Income (Expense), Net

The increase in other expense, net was due to interest expense related to the line of credit balance of $7.0 million.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. A $0.1 million provision for income taxes was recorded in the three months ended March 31, 2024. There was no provision for income taxes in the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $8.5 million and accounts receivable of $35.2 million as of March 31, 2024. On March 31, 2024, our available credit facility was approximately $18.0 million and we had $7.0 million outstanding on our line of credit, which was primarily used to fund our acquisition of SafePointe.

We believe our existing cash and cash equivalents, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of $44.8 million. However, should additional working capital be needed, we can utilize our unused credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

There were no repurchases during the three months ended March 31, 2024. As of March 31, 2024, $19.4 million remains available under the 2022 Repurchase Program.

Credit Facility

In September 2018, we entered into our Umpqua Credit Agreement, initially providing for borrowing capacity of $10.0 million. The agreement was amended in November 2022 to increase the size of our available credit facility to $25.0 million with an expiration date of October 15, 2024. An additional amendment occurred in February 2024 to extend the expiration date to October 15, 2025. The revolving loan facility is for general working capital purposes. Our available credit facility as of March 31, 2024 was $18.0 million. On March 31, 2024 and December 31, 2023, there was $7.0 million outstanding on our line of credit. The Umpqua Credit Agreement subjects us to certain restrictive and financial covenants, see the risk entitled “The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions” in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q. We are in compliance with all the covenants under the Umpqua Credit Agreement as of March 31, 2024.

Cash Flows

Comparison of Three Months Ended March 31, 2024 and 2023

The following table presents a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$4,977	$(1,198)
Investing activities	(2,140)	(1,560)
Financing activities	—	(2,629)
Net change in cash and cash equivalents	$2,837	$(5,387)

Operating Activities

Our net loss and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by operating activities increased by $6.2 million during the three months ended March 31, 2024 compared to cash used by operating activities during the same period of 2023. This was primarily due to an increase of $14.9 million in deferred revenue and a $10.8 million increase in accounts receivable collections, offset by a $18.6 million increase in accounts receivable invoicing and a $2.1 million increase in accounts payable payments.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Investing activities used $2.1 million in the three months ended March 31, 2024. This was primarily driven by investments in property and equipment installed for our solutions in customer coverage areas. Investing activities used $1.6 million in the three months ended March 31, 2023, for investments in installed property and equipment.

Financing Activities

Financing activities includes net proceeds from the exercise of stock options, proceeds from the employee stock purchase plan purchases and proceeds from our line of credit, offset by payments for repurchases of our common stock and contingent consideration liabilities earned and repayments on our line of credit.

Financing activities in the three months ended March 31, 2024 reflect a draw down and repayment of $3.0 million on our line of credit. Financing activities used $2.6 million in the three months ended March 31, 2023. This was driven by the payout of $1.5 million in contingent consideration relating to our Technologic acquisition and $1.2 million in payments for repurchases of our common stock, offset by $0.1 million in proceeds from the exercise of stock options.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenues, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances and evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K and the notes to the audited consolidated financial statements appearing in our 2023 Annual Report on Form 10-K, filed with the SEC on April 1, 2024. As of March 31, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2023 Annual Report on Form 10-K.

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

There were no material changes in our market risk during the three months ended March 31, 2024, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures About Market Risk section of our 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Commitments and Contingencies” in Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

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

For example, with regard to the concentration of our revenue, for the three months ended March 31, 2024, the City of New York and the City of Chicago, our two largest customers accounted for 26% and 10% of the Company’s total revenues, respectively. We have extended our contract with the City of Chicago through November 2024, but there is no guarantee we will receive another extension. Additionally, we are experiencing a delay in our ShotSpotter renewal with Puerto Rico, see the risk entitled “Our success depends on maintaining and increasing our sales, which depends on factors we cannot control, including the availability of funding to our customers.” Any delays in renewal of our contracts or any of the other factors above or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

We had a net loss of $2.9 million for the three months ended March 31, 2024 and as of March 31, 2024, we had an accumulated deficit of $98.0 million. Although we posted net income in 2019, 2020 and 2022, we had a net loss in 2023 and 2021 and we had net losses prior to 2019. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•
higher costs to procure the sensors required for our solutions due to inflationary pressures;
•
sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•
research and development related to our solutions, including investments in our engineering and technical teams;
•
acquisition of complementary technologies or businesses, such as our acquisition of Technologic in November 2020, our acquisition of Forensic Logic in January 2022 and our acquisition of SafePointe in August 2023;
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

For example, our existing contract with the City of Chicago remains in effect until November 2024 and we may not be able to renew or extend our contract on reasonable terms, if at all. The City of Chicago is one of our largest customers and represented 10% of our total revenues for the three months ended March 31, 2024 and 9% of our total revenues for the year ended December 31, 2023. Additionally, our interim contract with Puerto Rico expired on January 31, 2024, we are working on the delayed renewal with Puerto Rico, which represented 0.8% of our total revenues for the three months ended March 31, 2024 and 1.6% of our total revenues for the year ended December 31, 2023. If we are unable to renew our contracts with the City of Chicago or Puerto Rico, this could have a material adverse effect on our operating results.

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

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our other products, such as CaseBuilder and ResourceRouter, drives our ability to increase our revenues. Most of our ShotSpotter customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate, or may even decline. During periods of economic uncertainty resulting from past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in Israel, and other macroeconomic pressures in the United States and the global economy, such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. Social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” have increased in past years. In addition, recently four members of Congress requested the Inspector General of the Department of Homeland Security to investigate the appropriateness of the use of federal funds to purchase our ShotSpotter solution. These events may directly or indirectly affect municipal and police agency budgets, including federal funding available to current and potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

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

These economic conditions may make it extremely difficult for our customers and us to forecast and plan future budgetary decisions or business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our solutions, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times or as a result of political changes, our customers may tighten their budgets and face constraints in gaining timely access to sufficient funding or other credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for credit losses, which would adversely affect our financial results.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”) and in November 2022, we amended the Umpqua Credit Agreement to, among other things, extend the maturity date from November 27, 2022 to October 15, 2024, increase the revolving credit commitment from $20.0 million to $25.0 million and increase the letter of credit sub-facility from $6.0 million to $7.5 million. In February 2024, we amended the Umpqua Credit Agreement to extend the maturity date from October 15, 2024 to October 15, 2025. As of March 31, 2024, there was $7.0 million outstanding on our line of credit.

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

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our solutions, deter new customers from using our solutions, and negatively impact our ability to grow and operate our business. Furthermore, security incidents experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity and significant costs. Any security compromise, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security incidents.

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

As of March 31, 2024, we had federal net operating loss carryforwards (“NOLs”) of approximately $58.1 million, of which $53.2 million will begin to expire in 2028, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of March 31, 2024, we also had state NOLs of approximately $42.8 million, which begin expiring in 2027. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of March 31, 2024, we had 33 issued patents directed to our technologies, 27 in the United States, two in Brazil, one each in Mexico, the United Kingdom, France and Germany. The issued patents expire on various dates from 2023 to 2034. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

In November 2022, our board of directors approved a new stock repurchase program for up to $25.0 million of our common stock, of which $5.6 million was utilized as of March 31, 2024. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	April 11, 2023
3.2	Certificate of Change of Registered Agent	10-Q	001-38107	3.2	August 10, 2023
3.3	Amended and Restated Bylaws	8-K	001-38107	3.1	November 9, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					X

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

SOUNDTHINKING, INC.

Date: May 15, 2024	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: May 15, 2024	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer