Form 10-Q
period 2024-06-30
SOUNDTHINKING, INC.
filed 2024-08-15
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024 the registrant had 12,782,928 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SoundThinking, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,790	$5,703
Accounts receivable and contract assets, net	35,705	30,700
Prepaid expenses and other current assets	3,541	3,902
Total current assets	49,036	40,305
Property and equipment, net	21,396	21,028
Operating lease right-of-use assets	2,297	2,315
Goodwill	34,213	34,213
Intangible assets, net	35,037	36,938
Other assets	3,902	3,909
Total assets	$145,881	$138,708
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,448	$3,031
Accrued expenses and other current liabilities	8,434	8,521
Line of credit	7,000	7,000
Deferred revenue, short-term	42,985	41,265
Total current liabilities	60,867	59,817
Deferred revenue, long-term	6,446	812
Deferred tax liability	1,333	1,226
Other liabilities	1,620	2,096
Total liabilities	70,266	63,951
Commitments and contingencies (Note 15)
Stockholders' equity
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,782,928 and 12,761,448 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	64	64
Additional paid-in capital	174,662	170,139
Accumulated deficit	(98,779)	(95,118)
Accumulated other comprehensive loss	(332)	(328)
Total stockholders' equity	75,615	74,757
Total liabilities and stockholders' equity	$145,881	$138,708

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$26,960	$22,075	$52,370	$42,695
Costs
Cost of revenues	10,781	9,413	21,052	18,656
Impairment of property and equipment	106	—	358	72
Total costs	10,887	9,413	21,410	18,728
Gross profit	16,073	12,662	30,960	23,967

Operating expenses
Sales and marketing	7,322	7,443	14,434	13,291
Research and development	3,468	3,057	7,028	5,710
General and administrative	5,880	5,513	12,710	10,129
Change in fair value of contingent consideration	(554)	(999)	(554)	(1,005)
Total operating expenses	16,116	15,014	33,618	28,125
Operating loss	(43)	(2,352)	(2,658)	(4,158)
Other income (expense), net
Interest income (expense), net	(61)	52	(183)	106
Other expense, net	(414)	(53)	(472)	(91)
Total other income (expense), net	(475)	(1)	(655)	15
Loss before income taxes	(518)	(2,353)	(3,313)	(4,143)
Provision for income taxes	234	344	348	344
Net loss	$(752)	$(2,697)	$(3,661)	$(4,487)
Net loss per share, basic and diluted	$(0.06)	$(0.22)	$(0.29)	$(0.37)
Weighted-average shares used in computing net loss per share, basic and diluted	12,792,952	12,224,501	12,781,910	12,238,432

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(752)	$(2,697)	$(3,661)	$(4,487)
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of taxes	12	(56)	(4)	(73)
Comprehensive loss	$(740)	$(2,753)	$(3,665)	$(4,560)

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2024	12,761,448	$64	$170,139	$(95,118)	$(328)	$74,757
Issuance of common stock from RSUs vested	31,720	—	—	—	—	—
Stock-based compensation	—	—	2,927	—	—	2,927
Foreign currency translation loss	—	—	—	—	(16)	(16)
Net loss	—	—	—	(2,909)	—	(2,909)
Balance at March 31, 2024	12,793,168	64	173,066	(98,027)	(344)	74,759
Exercise of stock options	5,640	—	5	—	—	5
Repurchase of common stock	(134,150)	—	(1,999)	—	—	(1,999)
Issuance of common stock from ESPP purchases	36,586	—	444	—	—	444
Issuance of common stock from RSUs vested	81,684	—	—	—	—	—
Stock-based compensation	—	—	3,146	—	—	3,146
Foreign currency translation income	—	—	—	—	12	12
Net loss	—	—	—	(752)	—	(752)
Balance at June 30, 2024	12,782,928	$64	$174,662	$(98,779)	$(332)	$75,615

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	12,243,929	$62	$153,573	$(92,400)	$(290)	$60,945
Exercise of stock options	10,063	—	127	—	—	127
Repurchase of common stock	(35,369)	—	(1,256)	—	—	(1,256)
Issuance of common stock from RSUs vested	25,157	—	—	—	—	—
Stock-based compensation	—	—	2,220	—	—	2,220
Foreign currency translation loss	—	—	—	—	(17)	(17)
Net loss	—	—	—	(1,790)	—	(1,790)
Balance at March 31, 2023	12,243,780	62	154,664	(94,190)	(307)	60,229
Exercise of stock options	4,097	—	17	—	—	17
Repurchase of common stock	(100,401)	—	(2,392)	—	—	(2,392)
Issuance of common stock from ESPP purchases	25,193	—	483	—	—	483
Issuance of common stock from RSUs vested	56,666	—	—	—	—	—
Stock-based compensation	—	—	2,479	—	—	2,479
Foreign currency translation loss	—	—	—	—	(56)	(56)
Net loss	—	—	—	(2,697)	—	(2,697)
Balance at June 30, 2023	12,229,335	$62	$155,251	$(96,887)	$(363)	$58,063

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,661)	$(4,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	3,126	3,419
Amortization of intangible assets	1,929	2,160
Impairment of property and equipment	358	72
Stock-based compensation	6,073	4,699
Change in fair value of contingent consideration	(554)	(1,005)
Loss on disposal of property and equipment	5	—
Deferred taxes	107	168
Allowance for credit losses	50	252
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(5,055)	3,104
Prepaid expenses and other assets	368	(561)
Accounts payable	(728)	(432)
Accrued expenses and other liabilities	20	(1,359)
Deferred revenue	7,353	(4,725)
Net cash provided by operating activities	9,391	1,305
Cash flows from investing activities:
Purchase of property and equipment	(3,717)	(3,216)
Investment in intangible and other assets	(31)	(50)
Net cash used in investing activities	(3,748)	(3,266)
Cash flows from financing activities:
Payment of contingent consideration liability	—	(1,500)
Proceeds from exercise of stock options	5	144
Repurchases of common stock	(1,999)	(3,648)
Proceeds from employee stock purchase plan	444	483
Net cash used in financing activities	(1,550)	(4,521)
Change in cash and cash equivalents	4,093	(6,482)
Effect of exchange rate on cash and cash equivalents	(6)	(72)
Cash and cash equivalents at beginning of year	5,703	10,479
Cash and cash equivalents at end of period	$9,790	$3,925

Supplemental cash flow disclosures:
Property and equipment purchases included in accounts payable	$614	$528

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

SoundThinking, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions, combining data-driven solutions and strategic advisory services for law enforcement and civic leadership. As of June 30, 2024, the Company had approximately 250 customers and to date has worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

In April 2023, the Company introduced its SafetySmart™ platform that includes five data-driven tools consisting of (i) its flagship product, ShotSpotter® (formerly ShotSpotter Respond), the leading outdoor gunshot detection, location and alerting system trusted by 176 cities and 18 universities and corporations as of June 30, 2024, (ii) CrimeTracer™ (formerly COPLINK X), a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records across jurisdictions to generate tactical leads and quickly make intelligent connections to solve crimes, (iii) CaseBuilder™ (formerly ShotSpotter Investigate), a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ (formerly ShotSpotter Connect) that directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, and (v) SafePointe™, an AI-based weapons detection system that the Company added when it acquired SafePointe, LLC (“SafePointe”) in August 2023. The Company offers its solutions on a software-as-a-service subscription model to its customers.

ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses, highways, and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. In 2019, the Company created a technology innovation unit, SoundThinking Labs, to expand its efforts supporting innovative uses of its technology to help protect wildlife and the environment. Additionally, the Company provides maintenance and support services and professional software development services to two customers, through sales channel intermediaries.

In July 2024 the Company announced a strategic partnership to create and launch a new end-to-end vehicle and License Plate Reader (LPR) public safety solution, ‘PlateRanger, Powered by Rekor.’ This collaboration brings together two industry leaders, combining SoundThinking's expertise in acoustic gunshot detection and investigative solutions with Rekor's best-in-class vehicle LPR solutions. PlateRanger is expected to be positioned as a part of the SafetySmart™ platform starting in September 2024, marking SoundThinking's expansion into the growing LPR market.

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

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation ("FDIC") and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of June 30, 2024, the Company had approximately $9.0 million deposited with one of the Company's domestic financial institutions, and $32,000 each deposited with the Company's other two domestic financial institutions, for which only $250,000 per bank is insured under FDIC limits.

Concentration of Accounts Receivable and Contract Assets – At June 30, 2024, two customers accounted for 24% and 11% of the Company’s total accounts receivable and contract assets, net. At December 31, 2023, two customers accounted for 24% and 10%, of the Company’s total accounts receivable and contract assets, net.

Concentration of Revenues – For the three months ended June 30, 2024, two customers accounted for 25% and 10% of the Company’s total revenues. For the three months ended June 30, 2023, two customers accounted for 25% and 9% of the Company’s total revenues. For the six months ended June 30, 2024, two customers accounted for 26% and 10% of the Company’s total revenues. For the six months ended June 30, 2023, two customers accounted for 26% and 10% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

The Company evaluates all Accounting Standards Update (“ASU”) updates recently issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability. Any recently issued ASUs not listed below were assessed and determined to either not be applicable, or have not had, or are not expected to have, a material impact on our condensed consolidated financial statements. The Company did not adopt any new accounting standards during the six months ended June 30, 2024. During the three and six months ended June 30, 2024, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as follows.

Recent Accounting Pronouncements Not Yet Effective

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose on an annual basis, specific categories in the rate reconciliation tabular presentation, as well as by providing additional information for reconciling items that meet a quantitative threshold. The ASU also requires disaggregated disclosures of federal, state and foreign income taxes paid. The new guidance is effective for fiscal years beginning after December 15, 2024. The Company does not expect implementation of the new guidance to have a material impact on its condensed consolidated financial statements.

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

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$50,752	$37,459	$42,077	$43,720
New billings	24,887	23,309	57,924	37,457
Revenue recognized during the year from beginning balance	(19,550)	(14,505)	(29,051)	(26,071)
Revenue recognized during the year from new billings	(6,658)	(7,263)	(21,519)	(16,111)
Foreign currency impact	—	(5)	—	—
Ending balance	$49,431	$38,995	$49,431	$38,995

The following table presents remaining performance obligations for contractually committed revenues as of June 30, 2024 (in thousands):

Remainder of 2024	$39,068
2025	41,744
2026	21,102
2027	4,542
Thereafter	1,920
Total	$108,376

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of June 30, 2024 and amounts under contract that will be invoiced after June 30, 2024.

During the three months ended June 30, 2024, the Company recognized revenues of $26.3 million from customers in the United States, and $0.7 million from customers in the Bahamas, South Africa and Uruguay. During the three months ended June 30, 2023, the Company recognized revenues of $21.6 million from customers in the United States, and $0.5 million from customers in the Bahamas and South Africa.

During the six months ended June 30, 2024, the Company recognized revenues of $51.1 million from customers in the United States, and $1.3 million from customers in the Bahamas, South Africa and Uruguay. During the six months ended June 30, 2023, the Company recognized revenues of $41.8 million from customers in the United States, and $0.9 million from customers in the Bahamas and South Africa.

During the three months ended June 30, 2024, the Company recognized revenues of $26.0 million from monthly subscription, maintenance and support services, and $1.0 million from professional software development services. During the six months ended June 30, 2024, the Company recognized revenues of $50.6 million from monthly subscription, maintenance and support services, and $1.8 million from professional software development services.

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

Note 4. Acquisitions

SafePointe, LLC

During the third quarter of 2023, the Company completed the acquisition of 100% of the membership interests in SafePointe for purchase consideration of $11.4 million in cash, subject to working capital adjustments, of which $1.1 million is indemnification escrow cash, and $11.2 million in the form of 549,579 shares of the Company's common stock based on the closing price on the date of acquisition, of which $1.1 million is indemnification escrow stock. The purchase consideration also included a contingent earnout payable based on SafePointe’s revenues generated during 2023 through 2025. The Company borrowed $7.0 million under the Umpqua Credit Agreement (See Note 14, Financing Arrangements) to partially fund the purchase consideration. The acquisition date fair value of the contingent earnout was $3.0 million, resulting in a total purchase consideration of $25.6 million. Up to $11.5 million in earnout would be payable based on SafePointe’s revenues generated during the remainder of 2023 and during the years ended December 31, 2024 and 2025. The SafePointe acquisition was accounted for as a business acquisition in accordance with ASC 805, Business Combinations. The acquisition allows the Company to enter the AI-based weapons detection market.

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

There were no acquisition-related expenses during the three and six months ended June 30, 2024 or 2023.

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

The unaudited pro forma combined revenue and net loss for the three months ended June 30, 2023 would have been $22.5 million and $3.3 million, respectively. The unaudited pro forma combined revenue and net loss for the six months ended June 30, 2023 would have been $43.5 million and $5.7 million, respectively

Note 5. Fair Value Measurements

In November 2020, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of LEEDS, LLC (“LEEDS”). In May 2023, the Company renamed LEEDS to Technologic Solutions, LLC (“Technologic”). This fair value measurement was classified as Level III within the fair value hierarchy as prescribed by Accounting Standards Codification 820-10-35-37 ("ASC 820, Fair Value Measurement"). During the first quarter of 2023, the Company paid the $1.5 million Technologic contingent consideration balance, in full settlement of its obligations under the purchase agreement.

In January 2022, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of Forensic Logic to be $12.4 million as of the acquisition date, using a Monte Carlo simulation approach with asset and revenue volatility of 60.0% and 28.0%, respectively. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement. During the six months ended June 30, 2023, the fair value of the contingent consideration was decreased by $1.0 million, based upon adjustments to recorded liabilities as a result of revised 2023 forecasted revenues as of June 30, 2023. As a result of actual revenue recognized in the year ended December 31, 2023, the Company did not pay any amounts under the contingent consideration and no further contingent payments remain.

In August 2023, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of SafePointe to be $3.0 million as of the acquisition date, using a Monte Carlo simulation approach with asset and revenue volatility of 76.1% and 25.8%, respectively. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement. During the six months ended June 30, 2024, the fair value of the contingent consideration was decreased by $0.6 million, based upon adjustments to recorded liabilities as a result of revised 2024 and 2025 forecasted revenues as of June 30, 2024. During the year ended December 31, 2023, the fair value of the contingent consideration was decreased by $2.4 million based upon revised estimated 2024 and 2025 revenue targets, as of December 31, 2023.

The changes in the fair value of contingent consideration liabilities for the six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$554	$4,746
Payment of contingent consideration liability	—	(1,500)
Change in fair value of contingent consideration	(554)	(1,005)
Ending balance	$—	$2,241

There were no transfers into or out of Level III during the three and six months ended June 30, 2024 and 2023.

Note 6. Goodwill

The change in goodwill is as follows (in thousands):

	June 30,	December 31,
	2024	2023
Beginning balance	$34,213	$22,971
Acquisition of SafePointe (Note 4 - Acquisitions)	—	11,242
Ending balance	$34,213	$34,213

Note 7. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

		June 30, 2024
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(5,387)	$20,083
Acquired software technology	9	16,340	(3,055)	13,285
Patents and intellectual property	4	1,994	(1,319)	675
Tradename	6	1,100	(106)	994
Total intangible assets, net		$44,904	$(9,867)	$35,037

		December 31, 2023
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(4,467)	$21,003
Acquired software technology	9	16,340	(2,199)	14,141
Patents	4	1,966	(1,227)	739
Tradename	6	2,100	(1,045)	1,055
Total intangible assets, net		$45,876	$(8,938)	$36,938

Intangible amortization expense was approximately $1.0 million and $1.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Intangible amortization expense was approximately $1.9 million and $2.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

The following table presents future intangible asset amortization as of June 30, 2024 (in thousands):

Remainder of 2024	$1,905
2025	3,819
2026	3,802
2027	3,802
2028	3,736
Thereafter	17,973
Total	$35,037

Note 8. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets, net (in thousands):

	June 30,	December 31,
	2024	2023
Accounts receivable	$31,353	$24,574
Contract assets	4,528	6,225
Allowance for credit losses	(176)	(99)
	$35,705	$30,700

Prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2024	2023
Deferred commissions	$1,408	$1,295
Prepaid software and licenses	874	1,147
Other	829	248
Short-term deposits	366	406
Prepaid insurance	64	806
	$3,541	$3,902

Other assets (long-term) (in thousands):

	June 30,	December 31,
	2024	2023
Deferred commissions	$3,188	$3,205
Escrow claim (Note 4 - Acquisitions)	581	581
Other	133	123
	$3,902	$3,909

Accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2024	2023
Personnel-related accruals	$5,889	$6,500
Other	919	422
Operating lease liabilities	877	964
Professional fees	367	407
Sales/use tax payable	150	100
State income tax payable	232	128
	$8,434	$8,521

Other liabilities (long-term) (in thousands):

	June 30,	December 31,
	2024	2023
Operating lease liabilities	$1,620	$1,542
Contingent consideration liability	—	554
	$1,620	$2,096

Note 9. Related Party Transactions

During the three and six months ended June 30 2024, the Company recognized approximately $47,000 and $80,000, respectively, in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders. During the three and six months ended June 30 2023, the Company recognized approximately $32,000 and $39,000, respectively, in revenues from such SoundThinking Labs projects.

Note 10. Restructuring

In the second quarter of 2024, the Company restructured its workforce and eliminated 3% of its total headcount to more effectively allocate its resources and to reduce operational costs. Additionally, the Company terminated a building lease early for a location that was no longer in use.

Restructuring expense related to the workforce reduction during the three months ended June 30, 2024, amounted to $0.3 million, consisting of cash expenditures for severance and other employee separation-related costs. Restructuring expenses related to the lease termination were $0.1 million, comprising of early termination fees and monthly rent. These restructuring expenses were recorded in other expense, net, in the unaudited condensed consolidated statement of operations.

As of June 30, 2024, net restructuring liabilities totaled approximately $0.2 million and were included in accrued expenses and other current liabilities on the Company's unaudited condensed consolidated balance sheet.

Note 11. Stock Repurchase Program

During the six months ended June 30, 2024, the Company repurchased 134,150 shares of its common stock at an average price of $14.86 per share for a total of $2.0 million, under its stock repurchase program. During the six months ended June 30, 2023, the Company repurchased 135,770 shares of its common stock at an average price of $26.82 per share, for a total of $3.6 million, under the stock repurchase program.

Note 12. Net Income (Loss) per Share

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

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(752)	$(2,697)	$(3,661)	$(4,487)
Denominator:
Weighted-average shares outstanding, basic and diluted	12,792,952	12,224,501	12,781,910	12,238,432
Net loss per share, basic and diluted	$(0.06)	$(0.22)	$(0.29)	$(0.37)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	1,796,901	1,498,511	1,796,901	1,498,511
Unvested restricted stock units	1,056,904	322,052	1,056,904	322,052
Total	2,853,805	1,820,563	2,853,805	1,820,563

Note 13. Equity Incentive Plans

Stock options

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the "2005 Plan") and 2017 Equity Incentive Plan (the “2017 Plan") during the six months ended June 30, 2024 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)
Outstanding at December 31, 2023	1,789,431	$26.83
Granted	73,819	$16.72	$10.20
Exercised	(5,640)	$0.87		$85
Canceled	(60,709)	$23.03
Outstanding at June 30, 2024	1,796,901	$26.63

Under an “evergreen” provision, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and ending on and including January 1, 2027, by 5% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Board of Directors of the Company. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 Plan was increased on January 1, 2024 by 638,072 shares, which was equal to 5% of the total number of shares of common stock outstanding on December 31, 2023.

Restricted stock units

A summary of restricted stock unit ("RSU") activities under the 2017 Plan during the six months ended June 30, 2024 is as follows:

	Number of RSUs	Weighted-Average Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2023	298,361	$27.58
Granted	871,948	$17.54
Vested	(113,405)	$24.50	$2,778
Forfeited	—	$—
Unvested RSUs at June 30, 2024	1,056,904	$19.68

Performance-based restricted stock units:

During the six months ended June 30, 2024, the Company granted to members of the Company's management team RSU awards with performance-based vesting conditions (“PSUs”), totaling 544,228 shares at a grant date fair value of $17.74 per share, the closing stock price on the grant date. These PSUs vest in one installment on the certification date, which shall occur as soon as administratively practicable following the end of 2026, based on the satisfaction of certain Company performance criteria in 2026, as determined by the Compensation and Human Capital Committee of the Board of Directors of the Company. Compensation expense related to the PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. Compensation expense related to these awards was approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2024.

2017 Employee Stock Purchase Plan

There were 36,586 shares of common stock issued under the 2017 Employee Stock Purchase Plan ("2017 ESPP") during the six months ended June 30 2024. The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board of Directors of the Company. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2024 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 741,757 as of June 30, 2024.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$399	$484	$839	$958
Sales and marketing	584	490	1,185	929
Research and development	303	346	605	640
General and administrative	1,860	1,159	3,444	2,172
Total	$3,146	$2,479	$6,073	$4,699

Note 14. Financing Arrangements

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

Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility. The available loan facility as of June 30, 2024 and December 31, 2023 was approximately $18.0 million for both periods. As of June 30, 2024 and December 31, 2023, there was $7.0 million outstanding on the Company's line of credit, which the Company borrowed in August 2023 to partially fund the acquisition of SafePointe. The interest expense recorded for the three and six months ended June 30, 2024 was $0.1 million and $0.2 million, respectively. The weighted-average interest rates on the line of credit were 6.34% and 6.77% during the three and six months ended June 30, 2024, respectively. There were no borrowings outstanding as of June 30, 2023. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements set forth in the Umpqua Credit Agreement and Amendments thereto.

Note 15. Commitments and Contingencies

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

Note 16. Subsequent Events

On August 1, 2024, the Company repaid $3.0 million on its line of credit. Following this payment, the Company has an outstanding balance of $4.0 million on its line of credit.

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

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement and civic leadership. In April 2023, we introduced our SafetySmartTM platform that includes five data-driven tools consisting of: (i) our flagship product, ShotSpotter® (formerly ShotSpotter Respond), a leading outdoor gunshot detection, location and alerting system trusted by 176 cities and 18 universities and corporations as of June 30, 2024, (ii) CrimeTracer™ (formerly COPLINK X) a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases, (iii) CaseBuilder™ (formerly ShotSpotter Investigate) a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ (formerly ShotSpotter Connect), which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, and (v) SafePointe™, an AI-based weapons detection system, that we added when we acquired SafePointe in August 2023. We also offer other security solutions within our flagship product offering ShotSpotter, including ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate that are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses, highways, and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. SoundThinking Labs supports innovative uses of our technology to help protect wildlife and the environment.

In the second quarter of 2024, we announced a strategic partnership to create and launch a new end-to-end vehicle and License Plate Reader (“LPR”) public safety solution, “PlateRanger, Powered by Rekor.” This collaboration brings together two industry leaders, combining SoundThinking's expertise in acoustic gunshot detection and investigative solutions with Rekor's best-in-class vehicle LPR solutions. PlateRanger is expected to be positioned as a part of our SafetySmart platform starting in September 2024, marking SoundThinking's expansion into the growing LPR market.

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

We offer our solutions on a software-as-a-service subscription model to our customers. We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Highways, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. CaseBuilder, ResourceRouter, and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. We generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area of an entryway. As of June 30, 2024, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract for 1,184 square miles, of which 1,171 square miles had gone live. Coverage areas under contract for ShotSpotter included 176 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 18 campuses/sites across the United States, South Africa, Uruguay and the Bahamas, including some of the largest cities in the United States. As of June 30, 2024, we had 179 SafePointe lanes under contract. Most of our revenues are attributable to customers based in the United States.

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

We generated revenues of $27.0 million and $22.1 million for the three months ended June 30, 2024 and 2023, respectively, representing an increase of 22%. For the three months ended June 30, 2024 and 2023 revenues from ShotSpotter represented approximately 69% and 73% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 25% and 10%, respectively, of our total revenues for the three months ended June 30, 2024. The City of New York and the City of Chicago accounted for 25% and 9%, respectively, of our total revenues for the three months ended June 30, 2023.

We generated revenues of $52.4 million and $42.7 million for the six months ended June 30, 2024 and 2023, respectively, representing an increase of 23%. For the six months ended June 30, 2024 and 2023 revenues from ShotSpotter represented approximately 69% and 72% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 26% and 10%, respectively, of our total revenues for the six months ended June 30, 2024. The City of New York and the City of Chicago accounted for 26% and 10%, respectively, of our total revenues for the six months ended June 30, 2023.

For the three months ended June 30, 2024 and 2023, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $26.3 million and $21.6 million, respectively, or 98% of total revenues for both periods. For the six months ended June 30, 2024 and 2023, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $51.1 million and $41.8 million, respectively, or 98% of total revenues for both periods.

We had a net loss of $0.8 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively. We had a net loss of $3.7 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively. Our accumulated deficit was $98.8 million and $95.1 million at June 30, 2024 and December 31, 2023, respectively.

We have focused on rapidly growing our business and believe that our future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence, increase sales of our other solutions and retain our customers. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive and time-consuming, the fact that our typical sales cycle is often very long and difficult to estimate accurately, and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we are increasing awareness of our solutions, investing in new sales and marketing campaigns, often in different languages for international sales, hiring additional sales representatives to drive sales to continue to maintain our position as a market leader, and investing in research and development. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

We will also focus on expanding our business by introducing new products and services to existing customers, such as ResourceRouter, CrimeTracer and, as a result of our acquisition in August 2023 of SafePointe, an AI-driven weapon detection system, and acquiring intellectual property assets. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth. We believe our large and growing installed base of police departments who trust SoundThinking’s products, support, and way of doing business provide revenue growth opportunities. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. We continue to see robust cross-selling momentum, with Newport News adding our CrimeTracer and CaseBuilder solutions to complement our ShotSpotter and ResourceRouter solutions that they have already implemented. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent.

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

Net New “Go-Live” Cities and Universities

Net new “go-live” cities and universities represent the number of cities and universities covered by deployments of our gunshot detection ShotSpotter solution that were formally approved by customers during the period, both from initial and expanded customer deployments, net of cities and universities that ceased to be “live” during the period due to customer cancellations. New cities and universities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities and universities as a key business metric to measure our operational performance and market penetration. Our net new “go-live” cities and universities in the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net new “go-live” cities and universities	2	8	11	14

Components of Results of Operations

Presentation of Financial Statements

Our condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenues

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis and generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area of an entryway. Our security solutions, ShotSpotter for Highways, ShotSpotter for Campus, ShotSpotter for Corporate as well as CaseBuilder are typically sold on a subscription basis, each with a customized deployment plan. ResourceRouter and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city.

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

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table sets forth selected condensed consolidated statements of operations data for the three months ended June 30, 2024 and 2023 (in thousands):

		As a % of		As a % of	Change
	2024	Revenues	2023	Revenues	$	%
Revenues	$26,960	100%	$22,075	100%	$4,885	22%
Costs
Cost of revenues	10,781	40%	9,413	43%	1,368	15%
Impairment of property and equipment	106	0%	—	—	106	—
Total costs	10,887	40%	9,413	43%	1,474	16%
Gross profit	16,073	60%	12,662	57%	3,411	27%
Operating expenses:
Sales and marketing	7,322	27%	7,443	34%	(121)	(2%)
Research and development	3,468	13%	3,057	14%	411	13%
General and administrative	5,880	22%	5,513	25%	367	7%
Change in fair value of contingent consideration	(554)	(2%)	(999)	(5%)	445	(45%)
Total operating expenses	16,116	60%	15,014	68%	1,102	7%
Operating loss	(43)	(0%)	(2,352)	(11%)	2,309	(98%)
Other income (expense), net	(475)	(2%)	(1)	—	(474)	—
Provision for income taxes	234	1%	344	(2%)	(110)	(32%)
Net loss	$(752)	(3%)	$(2,697)	(12%)	$1,945	(72%)

Revenues

The increase in revenues of $4.9 million was primarily attributable to a $3.5 million increase in revenues from new customers, expansion of existing customer coverage areas, additional cross-selling revenue, including from Newport News, which added our CrimeTracer and CaseBuilder solutions to complement already implemented ShotSpotter and ResourceRouter solutions, and additional revenues from SafePointe that we acquired in the third quarter of 2023, and an increase of $1.4 million in professional services revenue due to higher and earlier achievement of professional services revenue from our Technologic Solutions group. ShotSpotter went “live” in three new cities and expanded with four current cities, two commercial customers and one university during the three months ended June 30, 2024.

Costs of Revenues

The increase in cost of revenues of $1.4 million was due primarily to an increase of approximately $1.0 million in product costs due to the increase in our customer base. The increase also reflects an increase of approximately $0.4 million in personnel costs due to our SafePointe acquisition in the third quarter of 2023.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.1 million. This was primarily due to a $0.8 million one time write off of the Forensic Logic tradename in the second quarter of 2023, partially offset by an increase of $0.7 million in salaries, commissions and other personnel costs, as a result of increased headcount and increased revenue in the second quarter of 2024.

Research and Development Expense

Research and development expense increased by $0.4 million, primarily due to increased headcount as a result of our SafePointe acquisition in the third quarter of fiscal 2023.

General and Administrative Expense

General and administrative expense increased by $0.4 million and was due primarily to increased personnel-related costs, and increases in insurance and other costs.

Change in Fair Value of Contingent Consideration

The fair value of the SafePointe contingent consideration liability decreased by $0.6 million during the three months ended June 30, 2024, based upon revised 2024 and 2025 revenue estimates utilized in the fair value methodology to estimate the contingent liability for the earnouts.

Other Income (Expense), Net

The increase of $0.5 million in other expense, net was primarily due to a one-time restructuring expense of $0.3 million, comprised of workforce reduction severance and other employee separation-related costs and restructuring costs related to a lease termination for a location that was no longer in use. The increase was also due to interest expense related to the line of credit of $0.1 million in the three months ended June 30, 2024. The line of credit was primarily used to fund our acquisition of SafePointe.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. A $0.2 million provision for income taxes was recorded in the three months ended June 30, 2024. A $0.3 million provision for income taxes was recorded in the three months ended June 30, 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table sets forth selected condensed consolidated statements of operations data for the six months ended June 30, 2024 and 2023 (in thousands):

		As a % of		As a % of	Change
	2024	Revenues	2023	Revenues	$	%
Revenues	$52,370	100%	$42,695	100%	$9,675	23%
Costs
Cost of revenues	21,052	40%	18,656	44%	2,396	13%
Impairment of property and equipment	358	1%	72	0%	286	397%
Total costs	21,410	41%	18,728	44%	2,682	14%
Gross profit	30,960	59%	23,967	56%	6,993	29%
Operating expenses:
Sales and marketing	14,434	28%	13,291	31%	1,143	9%
Research and development	7,028	13%	5,710	13%	1,318	23%
General and administrative	12,710	24%	10,129	24%	2,581	25%
Change in fair value of contingent consideration	(554)	(1%)	(1,005)	(2%)	451	(45%)
Total operating expenses	33,618	64%	28,125	66%	5,493	20%
Operating loss	(2,658)	(5%)	(4,158)	(10%)	1,500	(36%)
Other income (expense), net	(655)	(1%)	15	0%	(670)	—
Provision for income taxes	348	1%	344	(1%)	4	1%
Net loss	$(3,661)	(7%)	$(4,487)	(11%)	$826	(18%)

Revenues

The increase in revenues of $9.7 million was primarily attributable to a $7.1 million increase in revenues from new customers, expansion of existing customer coverage areas, contributions from the SafePointe acquisition in the third quarter of 2023 and an increase of $2.6 million in professional services revenue. We went live in 13 new ShotSpotter cities and one university and expanded in six current cities, two commercial customers and one university during the six months ended June 30, 2024.

Costs of Revenues

The increase in cost of revenues of $2.4 million was due primarily to an increase in product costs due to the increase in our customer base and an increase in personnel costs due to our SafePointe acquisition in the third quarter of 2023.

Sales and Marketing Expense

Sales and marketing expense increased by $1.1 million, primarily due to salaries, commissions and other personnel costs as a result of increased headcount and increased revenue. This includes $0.4 million in additional expense as a result of our SafePointe acquisition in the third quarter of fiscal 2023.

Research and Development Expense

Research and development expense increased by $1.3 million, primarily due to increased headcount, of which $0.7 million is attributable to our SafePointe acquisition.

General and Administrative Expense

General and administrative expense increased by $2.6 million and was due primarily to increased personnel-related costs, and increases in travel costs, insurance and other costs.

Change in Fair Value of Contingent Consideration

The fair value of the SafePointe contingent consideration liability decreased by $0.6 million during the six months ended June 30, 2024, based upon revised 2024 and 2025 revenue estimates utilized in the fair value methodology to estimate the contingent liability for the earnouts.

Other Income (Expense), Net

The increase in other expense, net was primarily due to a one-time restructuring expense of $0.3 million comprised of workforce reduction severance and other employee separation-related costs and restructuring costs related to a lease termination for a location that was no longer in use. The increase was also due to interest expense related to the line of credit of $0.3 million in the six months ended June 30, 2024. The line of credit was primarily used to fund our acquisition of SafePointe.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. A $0.3 million provision for income taxes was recorded in both the six months ended June 30, 2024 and 2023.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $9.8 million and accounts receivable of $35.7 million as of June 30, 2024. On June 30, 2024, our available credit facility was approximately $18.0 million and we had $7.0 million outstanding on our line of credit, which was primarily used to fund our acquisition of SafePointe. On August 1, 2024, we repaid $3.0 million on our line of credit. Following this payment, we have an outstanding balance of $4.0 million on our line of credit.

We believe our existing cash and cash equivalents, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that the costs to perform the short-term deferred revenue is relatively low compared to the balance of $43.0 million. However, should additional working capital be needed, we can utilize our unused credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

During the six months ended June 30, 2024, we repurchased 134,150 shares of our common stock at an average price of $14.86 per share for approximately $2.0 million, under the 2022 Repurchase Program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of June 30, 2024, $17.4 million remains available under the 2022 Repurchase Program.

Credit Facility

In September 2018, we entered into our Umpqua Credit Agreement, initially providing for borrowing capacity of $10.0 million. The agreement was amended in November 2022 to increase the size of our available credit facility to $25.0 million with an expiration date of October 15, 2024. An additional amendment occurred in February 2024 to extend the expiration date to October 15, 2025. The revolving loan facility is for general working capital purposes. Our available credit facility as of June 30, 2024 was $18.0 million. On June 30, 2024 and December 31, 2023, there was $7.0 million outstanding on our line of credit. On August 1, 2024, we repaid $3.0 million on our line of credit. Following this payment, we have an outstanding balance of $4.0 million on our line of credit. The Umpqua Credit Agreement subjects us to certain restrictive and financial covenants, see the risk entitled “The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions” in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q. We are in compliance with all covenants under the Umpqua Credit Agreement as of June 30, 2024.

Cash Flows

Comparison of Six Months Ended June 30, 2024 and 2023

The following table presents a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$9,391	$1,305
Investing activities	(3,748)	(3,266)
Financing activities	(1,550)	(4,521)
Net change in cash and cash equivalents	$4,093	$(6,482)

Operating Activities

Our net loss and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by operating activities increased by $8.1 million during the six months ended June 30, 2024 compared to the same period in 2023. This was primarily due to increased deferred revenue of $12.1 million, an increase in accrued liabilities and other liabilities of $1.2 million, a decrease in prepaid expenses of $0.8 million, an increase in cash flows from operations adjusted for non-cash operating expenses of $2.2 million, offset by increased accounts receivables of $8.2 million.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Investing activities used $3.8 million in the six months ended June 30, 2024. This was primarily driven by investments in property and equipment installed for our solutions in customer coverage areas. Investing activities used $3.3 million in the six months ended June 30, 2023, primarily for investments in installed property and equipment.

Financing Activities

Financing activities includes net proceeds from the exercise of stock options, proceeds from the employee stock purchase plan purchases and proceeds from our line of credit, offset by payments for repurchases of our common stock and contingent consideration liabilities earned and repayments on our line of credit.

Financing activities used $1.6 million in the six months ended June 30, 2024, and reflect common stock repurchases of approximately $2.0 million, offset by $0.4 million in proceeds from our employee purchase plan. Financing activities used $4.5 million in the six months ended June 30, 2023. This was driven by $3.6 million in payments for repurchases of our common stock and the payout of $1.5 million for the Technologic contingent consideration offset by $0.5 million in proceeds from our employee stock plan purchase and $0.1 million in proceeds from the exercise of stock options.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K and the notes to the audited consolidated financial statements appearing in our 2023 Annual Report on Form 10-K, filed with the SEC on April 1, 2024. As of June 30, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2023 Annual Report on Form 10-K.

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

There were no material changes in our market risk during the six months ended June 30, 2024, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures About Market Risk section of our 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Commitments and Contingencies” in Note 15 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

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
•
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These attacks could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services.
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
•
the renewal or non-renewal of subscription agreements with, and expansion of coverage areas by, existing customers, or cross selling of other products or services to existing customers;
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

For example, with regard to the concentration of our revenue, for the six months ended June 30, 2024, the City of New York and the City of Chicago, as our two largest customers accounted for 26% and 10% of the Company’s total revenues, respectively. We have extended our contract with the City of Chicago through November 2024, but there is no guarantee we will receive another extension. Additionally, we are experiencing a delay in our ShotSpotter renewal with Puerto Rico, see the risk entitled “Our success depends on maintaining and increasing our sales, which depends on factors we cannot control, including the availability of funding to our customers.” Any delays in renewal of our contracts or any of the other factors above or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

We had a net loss of $3.7 million for the six months ended June 30, 2024 and as of June 30, 2024, we had an accumulated deficit of $98.8 million. Although we posted net income in 2019, 2020 and 2022, we had a net loss in 2023 and 2021 and we had net losses prior to 2019. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

For example, our existing contract with the City of Chicago remains in effect until November 2024 and we may not be able to renew or extend our contract on reasonable terms, if at all. The City of Chicago is one of our largest customers and represented 10% of our total revenues for the six months ended June 30, 2024 and 9% of our total revenues for the year ended December 31, 2023. Additionally, our interim contract with Puerto Rico expired on January 31, 2024 and we are working on the delayed renewal with Puerto Rico, which represented 0.4% of our total revenues for the six months ended June 30, 2024 and 1.6% of our total revenues for the year ended December 31, 2023. If we are unable to renew our contracts with the City of Chicago or Puerto Rico, this could have a material adverse effect on our operating results.

The past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, could also cause or exacerbate any of the foregoing. The occurrence of any of the foregoing would impede or delay our ability to maintain or increase the amount of revenues derived from these customers, which could have a material adverse effect on our business, operating results and financial condition.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not. During periods of economic uncertainty resulting from the past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, these risks are more pronounced than usual, as government entities struggle with reduced levels of resources related to implications of such global events.

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

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our other products, such as CaseBuilder and ResourceRouter, drives our ability to increase our revenues. Most of our ShotSpotter customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage. If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate, or may even decline. During periods of economic uncertainty resulting from past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy, such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Additionally, events affecting our customers’ budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed. During periods of economic uncertainty resulting from the past and potential future disruptions in access to bank capital and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy, such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Changes in the availability of federal funding to support local law enforcement efforts could impact our business.

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. Social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” have increased in past years. In addition, recently four members of Congress requested the Inspector General of the Department of Homeland Security to investigate the appropriateness of the use of federal funds to purchase our ShotSpotter solution. Furthermore, the New York Comptroller recently issued a report with certain conclusions questioning the accuracy and value of our ShotSpotter solution that we refuted in a formal reply on the basis that they were misinformed and did not give adequate weight to the New York Police Department’s views. These events may directly or indirectly affect municipal and police agency budgets, including federal funding available to current and potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

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

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, conditions resulting from changes in gross domestic product growth, labor market shortages, inflation, interest rates, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, geopolitical tensions, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, terrorist attacks, climate change and global pandemics, could cause a decrease in funds available to our existing and potential customers and negatively affect the rate of growth of our business.

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

Strategic and Operational Risks

If we are unable to sell our solutions into new markets, or cross-sell our other solutions to our existing customers, our revenues may not grow.

Part of our growth strategy depends on our ability to increase sales of our security and public safety solutions in markets outside of the United States and to increase sales of our other solutions to our existing ShotSpotter customers. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer. We are also trying to increase our cross-selling efforts targeted at our existing customers, for example by encouraging our existing ShotSpotter customers to implement our other solutions such as CaseBuilder and ResourceRouter but there is no assurance that our existing customers will be receptive to our other solutions. During periods of economic uncertainty resulting from the past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual.

Our ability to successfully face these challenges depends on several factors, including increasing the awareness of our solutions and their benefits; the effectiveness of our marketing programs; the costs of our solutions; our ability to attract, retain and effectively train sales and marketing personnel; and our ability to develop relationships with communication carriers and other partners. If we are unsuccessful in developing and marketing our solutions into new markets, or growing our revenues from our existing customers through cross-selling, new markets for our solutions might not develop or might develop more slowly than we expect, or we may not be able to expand our relationships with our existing customers, all of which would harm our revenues and growth prospects.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”) and in November 2022, we amended the Umpqua Credit Agreement to, among other things, extend the maturity date from November 27, 2022 to October 15, 2024, increase the revolving credit commitment from $20.0 million to $25.0 million and increase the letter of credit sub-facility from $6.0 million to $7.5 million. In February 2024, we amended the Umpqua Credit Agreement to extend the maturity date from October 15, 2024 to October 15, 2025. As of June 30, 2024, there was $7.0 million outstanding on our line of credit.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase generally, and are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services.

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

As of June 30, 2024, we had federal net operating loss carryforwards (“NOLs”) of approximately $58.1 million, of which $53.2 million will begin to expire in 2029, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of June 30, 2024, we also had state NOLs of approximately $42.8 million, which begin expiring in 2024. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of June 30, 2024, we had 33 issued patents directed to our technologies, 27 in the United States, two in Brazil, one each in Mexico, the United Kingdom, France and Germany. The issued patents expire on various dates from 2025 to 2034. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

In November 2022, our board of directors approved a new stock repurchase program for up to $25.0 million of our common stock, of which $7.6 million was utilized as of June 30, 2024. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table presents repurchases of our common stock for the indicated period (in thousands):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1, 2024 - April 30, 2024	—	—	—	$19,416
May 1, 2024 - May 31, 2024	47,584	$14.95	47,584	18,705
June 1, 2024 - June 30, 2024	86,566	14.81	86,566	$17,423
Total	134,150	$14.86	134,150

(1) All repurchases were made as part of the 2022 Stock Repurchase Program. In November 2022, we publicly announced the program, under which we are authorized to repurchase up to $25 million of our common stock. The 2022 Stock Repurchase Program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our 2022 Stock Repurchase Program, see Note 10 - Stock Repurchase Program, of the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	April 11, 2023
3.2	Certificate of Change of Registered Agent	10-Q	001-38107	3.2	August 10, 2023
3.3	Amended and Restated Bylaws	8-K	001-38107	3.1	November 9, 2023
10.1	Amended and Restated Nonemployee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					X

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

SOUNDTHINKING, INC.

Date: August 14, 2024	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: August 14, 2024	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer