Form 10-Q
period 2024-09-30
SOUNDTHINKING, INC.
filed 2024-11-13
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024 the registrant had 12,588,530 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

SoundThinking, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$15,257	$5,703
Accounts receivable and contract assets, net	25,857	30,700
Prepaid expenses and other current assets	5,256	3,902
Total current assets	46,370	40,305
Property and equipment, net	20,979	21,028
Operating lease right-of-use assets	2,088	2,315
Goodwill	34,213	34,213
Intangible assets, net	34,148	36,938
Other assets	3,934	3,909
Total assets	$141,732	$138,708
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,687	$3,031
Line of credit	4,000	7,000
Deferred revenue, short-term	43,458	41,265
Accrued expenses and other current liabilities	9,455	8,521
Total current liabilities	59,600	59,817
Deferred revenue, long-term	6,070	812
Deferred tax liability	1,358	1,226
Other liabilities	1,378	2,096
Total liabilities	68,406	63,951
Commitments and contingencies (Note 15)
Stockholders' equity
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,558,536 and 12,761,448 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	63	64
Additional paid-in capital	173,771	170,139
Accumulated deficit	(100,219)	(95,118)
Accumulated other comprehensive loss	(289)	(328)
Total stockholders' equity	73,326	74,757
Total liabilities and stockholders' equity	$141,732	$138,708

See accompanying notes to unaudited condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$26,250	$23,977	$78,620	$66,672
Costs
Cost of revenues	10,979	10,225	32,031	28,881
Impairment of property and equipment	54	—	412	72
Total costs	11,033	10,225	32,443	28,953
Gross profit	15,217	13,752	46,177	37,719

Operating expenses
Sales and marketing	7,181	6,289	21,615	19,580
Research and development	3,413	3,186	10,441	8,896
General and administrative	5,669	5,677	18,379	15,806
Change in fair value of contingent consideration	—	82	(554)	(923)
Restructuring expense	—	—	346	—
Total operating expenses	16,263	15,234	50,227	43,359
Operating loss	(1,046)	(1,482)	(4,050)	(5,640)
Other income (expense), net
Interest income (expense), net	7	(42)	(176)	64
Other expense, net	(82)	(51)	(208)	(142)
Total other expense, net	(75)	(93)	(384)	(78)
Loss before income taxes	(1,121)	(1,575)	(4,434)	(5,718)
Provision for income taxes	319	299	667	643
Net loss	$(1,440)	$(1,874)	$(5,101)	$(6,361)
Net loss per share, basic and diluted	$(0.11)	$(0.15)	$(0.40)	$(0.52)
Weighted-average shares used in computing net loss per share, basic and diluted	12,688,850	12,480,830	12,750,664	12,320,119

See accompanying notes to unaudited condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(1,440)	$(1,874)	$(5,101)	$(6,361)
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of taxes	43	1	39	(72)
Comprehensive loss	$(1,397)	$(1,873)	$(5,062)	$(6,433)

See accompanying notes to unaudited condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2024	12,761,448	$64	$170,139	$(95,118)	$(328)	$74,757
Issuance of common stock from RSUs vested	31,720	—	—	—	—	—
Stock-based compensation	—	—	2,927	—	—	2,927
Foreign currency translation loss	—	—	—	—	(16)	(16)
Net loss	—	—	—	(2,909)	—	(2,909)
Balance at March 31, 2024	12,793,168	64	173,066	(98,027)	(344)	74,759
Exercise of stock options	5,640	—	5	—	—	5
Repurchase of common stock	(134,150)	—	(1,999)	—	—	(1,999)
Issuance of common stock from ESPP purchases	36,586	—	444	—	—	444
Issuance of common stock from RSUs vested	81,684	—	—	—	—	—
Stock-based compensation	—	—	3,146	—	—	3,146
Foreign currency translation income	—	—	—	—	12	12
Net loss	—	—	—	(752)	—	(752)
Balance at June 30, 2024	12,782,928	64	174,662	(98,779)	(332)	75,615
Exercise of stock options	14,125	—	54	—	—	54
Repurchase of common stock	(284,790)	(1)	(3,999)	—	—	(4,000)
Issuance of common stock from RSUs vested	46,273	—	—	—	—	—
Stock-based compensation	—	—	3,054	—	—	3,054
Foreign currency translation income	—	—	—	—	43	43
Net loss	—	—	—	(1,440)	—	(1,440)
Balance at September 30, 2024	12,558,536	$63	$173,771	$(100,219)	$(289)	$73,326

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	12,243,929	$62	$153,573	$(92,400)	$(290)	$60,945
Exercise of stock options	10,063	—	127	—	—	127
Repurchase of common stock	(35,369)	—	(1,256)	—	—	(1,256)
Issuance of common stock from RSUs vested	25,157	—	—	—	—	—
Stock-based compensation	—	—	2,220	—	—	2,220
Foreign currency translation loss	—	—	—	—	(17)	(17)
Net loss	—	—	—	(1,790)	—	(1,790)
Balance at March 31, 2023	12,243,780	62	154,664	(94,190)	(307)	60,229
Exercise of stock options	4,097	—	17	—	—	17
Repurchase of common stock	(100,401)	—	(2,392)	—	—	(2,392)
Issuance of common stock from ESPP purchases	25,193	—	483	—	—	483
Issuance of common stock from RSUs vested	56,666	—	—	—	—	—
Stock-based compensation	—	—	2,479	—	—	2,479
Foreign currency translation loss	—	—	—	—	(56)	(56)
Net loss	—	—	—	(2,697)	—	(2,697)
Balance at June 30, 2023	12,229,335	62	155,251	(96,887)	(363)	58,063
Exercise of stock options	3,054	—	3	—	—	3
Repurchase of common stock	(93,012)	—	(1,947)	—	—	(1,947)
Issuance of common stock from RSUs vested	27,014	—	—	—	—	—
Issuance of common stock from acquisitions	554,217	2	11,289	—	—	11,291
Stock-based compensation	—	—	2,573	—	—	2,573
Foreign currency translation loss	—	—	—	—	1	1
Net loss	—	—	—	(1,874)	—	(1,874)
Balance at September 30, 2023	12,720,608	$64	$167,169	$(98,761)	$(362)	$68,110

See accompanying notes to unaudited condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,101)	$(6,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	4,670	5,101
Amortization of intangible assets	2,892	2,953
Impairment of property and equipment	412	72
Stock-based compensation	9,127	7,272
Change in fair value of contingent consideration	(554)	(923)
Loss on disposal of property and equipment	5	—
Deferred taxes	132	252
Allowance for credit losses	126	276
Changes in operating assets and liabilities:
Accounts receivable and contract assets	4,717	7,122
Prepaid expenses and other assets	(1,380)	(407)
Accounts payable	(424)	1,689
Accrued expenses and other liabilities	1,007	(479)
Deferred revenue	7,450	(5,932)
Net cash provided by operating activities	23,079	10,635
Cash flows from investing activities:
Purchase of property and equipment	(4,962)	(4,350)
Investment in intangible and other assets	(105)	(440)
Business acquisition, net of cash acquired	—	(10,995)
Net cash used in investing activities	(5,067)	(15,785)
Cash flows from financing activities:
Payment of contingent consideration liability	—	(1,500)
Proceeds from exercise of stock options	59	147
Repurchases of common stock	(5,999)	(5,595)
Payments on line of credit	(3,000)	—
Proceeds from line of credit	—	7,000
Proceeds from employee stock purchase plan	444	483
Net cash (used in) provided by financing activities	(8,496)	535
Change in cash and cash equivalents	9,516	(4,615)
Effect of exchange rate on cash and cash equivalents	38	(64)
Cash and cash equivalents at beginning of year	5,703	10,479
Cash and cash equivalents at end of period	$15,257	$5,800

Supplemental disclosure of non-cash financing activities:
Property and equipment purchases included in accounts payable	$549	$224
Fair value of contingent consideration for acquisitions	$—	$2,994
Fair value of common stock issued as consideration for acquisitions	$—	$11,291

See accompanying notes to unaudited condensed consolidated financial statements.

SoundThinking, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

SoundThinking, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions, combining data-driven solutions and strategic advisory services for law enforcement and civic leadership. As of September 30, 2024, the Company had approximately 302 customers and to date has worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

In April 2023, the Company introduced its SafetySmart™ platform that includes five data-driven tools consisting of (i) its flagship product, ShotSpotter® (formerly ShotSpotter Respond), the leading outdoor gunshot detection, location and alerting system trusted by 177 cities and 18 universities and corporations as of September 30, 2024, (ii) CrimeTracer™ (formerly COPLINK X), a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records across jurisdictions to generate tactical leads and quickly make intelligent connections to solve crimes, (iii) CaseBuilder™ (formerly ShotSpotter Investigate), a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ (formerly ShotSpotter Connect) that directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, and (v) SafePointe™, an AI-based weapons detection system that the Company added when it acquired SafePointe, LLC (“SafePointe”) in August 2023. The Company offers its solutions on a software-as-a-service subscription model to its customers.

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

In July 2024, the Company announced a strategic partnership to create and launch a new end-to-end vehicle and License Plate Reader (LPR) public safety solution, “PlateRanger, Powered by Rekor.” This collaboration brings together two industry leaders, combining SoundThinking's expertise in acoustic gunshot detection and investigative solutions with Rekor's best-in-class vehicle LPR solutions.

The Company’s principal executive offices are located in Fremont, California. The Company has six wholly-owned subsidiaries.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements include the results of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2024 or any future period. The Company has evaluated subsequent events occurring after the date of the unaudited condensed consolidated financial statements for events requiring recording or disclosure in the unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates, including the valuation of accounts receivable, the lives and realization of tangible and intangible assets, contingent consideration liabilities, stock-based compensation expense, customer life, accounting for revenue recognition, contingent liabilities related to legal matters, and income taxes including deferred taxes and any related valuation allowance. In particular, the Company's contingent consideration liabilities are subject to significant estimates surrounding forecasts of certain revenues and other factors. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation ("FDIC") and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of September 30, 2024, the Company had approximately $14.2 million, $0.2 million and $4,000 deposited with the Company's three domestic financial institutions, for which only $250,000 per bank is insured under FDIC limits.

Concentration of Accounts Receivable and Contract Assets – At September 30, 2024, one customer accounted for 25% of the Company’s total accounts receivable and contract assets, net. At December 31, 2023, two customers accounted for 24% and 10%, of the Company’s total accounts receivable and contract assets, net.

Concentration of Revenues – For the three months ended September 30, 2024, two customers accounted for 23% and 11% of the Company’s total revenues. For the three months ended September 30, 2023, two customers accounted for 24% and 9% of the Company’s total revenues. For the nine months ended September 30, 2024, two customers accounted for 25% and 11% of the Company’s total revenues. For the nine months ended September 30, 2023, two customers accounted for 25% and 9% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

The Company evaluates all Accounting Standards Update (“ASU”) updates recently issued by the Financial Accounting Standards Board (“FASB”) for consideration of their applicability. Any recently issued ASUs not listed below were assessed and determined to either not be applicable, or have not had, or are not expected to have, a material impact on our unaudited condensed consolidated financial statements. The Company did not adopt any new accounting standards during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2024, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as follows.

Recent Accounting Pronouncements Not Yet Effective

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose on an annual basis, specific categories in the rate reconciliation tabular presentation, as well as by providing additional information for reconciling items that meet a quantitative threshold. The ASU also requires disaggregated disclosures of federal, state and foreign income taxes paid. The new guidance is effective for fiscal years beginning after December 15, 2024. The Company does not expect implementation of the new guidance to have a material impact on its unaudited condensed consolidated financial statements.

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

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$49,431	$38,995	$42,077	$43,720
Deferred revenues acquired (Note 4 - Acquisitions)	—	557	—	557
New billings	25,149	22,351	83,074	59,809
Revenue recognized during the year from beginning balance	(18,537)	(14,284)	(38,361)	(33,357)
Revenue recognized during the year from new billings	(6,515)	(9,273)	(37,262)	(32,383)
Ending balance	$49,528	$38,346	$49,528	$38,346

The following table presents remaining performance obligations for contractually committed revenues as of September 30, 2024 (in thousands):

Remainder of 2024	$35,785
2025	45,905
2026	27,658
2027	6,891
Thereafter	1,923
Total	$118,162

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of September 30, 2024 and amounts under contract that will be invoiced after September 30, 2024.

During the three months ended September 30, 2024, the Company recognized revenues of $26.0 million from customers in the United States, and $0.3 million from customers in the Bahamas, South Africa and Uruguay. During the three months ended September 30, 2023, the Company recognized revenues of $23.5 million from customers in the United States, and $0.5 million from customers in the Bahamas and South Africa.

During the nine months ended September 30, 2024, the Company recognized revenues of $77.7 million from customers in the United States, and $0.9 million from customers in the Bahamas, South Africa and Uruguay. During the nine months ended September 30, 2023, the Company recognized revenues of $65.3 million from customers in the United States, and $1.4 million from customers in the Bahamas and South Africa.

During the three months ended September 30, 2024, the Company recognized revenues of $25.6 million from monthly subscription, maintenance and support services, and $0.7 million from professional software development services. During the nine months ended September 30, 2024, the Company recognized revenues of $76.2 million from monthly subscription, maintenance and support services, and $2.4 million from professional software development services.

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

There were no acquisition-related expenses during the three and nine months ended September 30, 2024. Acquisition-related expenses were $0.2 million and $0.7 million during the three and nine months ended September 30, 2023, respectively, and was included in general and administrative expense in the accompanying unaudited condensed consolidated statement of operations.

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

The unaudited pro forma combined revenue and net loss for the three months ended September 30, 2023 would have been $24.3 million and $2.3 million, respectively. The unaudited pro forma combined revenue and net loss for the nine months ended September 30, 2023 would have been $67.9 million and $7.8 million, respectively

Note 5. Fair Value Measurements

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

In January 2022, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of Forensic Logic to be $12.4 million as of the acquisition date, using a Monte Carlo simulation approach with asset and revenue volatility of 60.0% and 28.0%, respectively. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement. During the nine months ended September 30, 2023, the fair value of the contingent consideration decreased by $0.9 million, based upon adjustments to recorded liabilities as a result of revised 2023 forecasted revenues as of September 30, 2023. As a result of actual revenue recognized in the year ended December 31, 2023, the Company did not pay any amounts under the contingent consideration and no further contingent payments remain.

In August 2023, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of SafePointe to be $3.0 million as of the acquisition date, using a Monte Carlo simulation approach with asset and revenue volatility of 76.1% and 25.8%, respectively. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement. During the nine months ended September 30, 2024, the fair value of the contingent consideration decreased by $0.6 million, based upon adjustments to recorded liabilities as a result of revised 2024 and 2025 forecasted revenues as of September 30, 2024. During the year ended December 31, 2023, the fair value of the contingent consideration decreased by $2.4 million based upon revised estimated 2024 and 2025 revenue targets, as of December 31, 2023.

The changes in the fair value of contingent consideration liabilities for the nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$554	$4,746
Payment of contingent consideration liability	—	(1,500)
Contingent consideration - SafePointe (Note 4 - Acquisitions)	—	2,994
Change in fair value of contingent consideration	(554)	(923)
Ending balance	$—	$5,317

There were no transfers into or out of Level III during the three and nine months ended September 30, 2024 and 2023.

Note 6. Goodwill

The change in goodwill is as follows (in thousands):

	September 30,	December 31,
	2024	2023
Beginning balance	$34,213	$22,971
Acquisition of SafePointe (Note 4 - Acquisitions)	—	11,242
Ending balance	$34,213	$34,213

Note 7. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

		September 30, 2024
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(5,847)	$19,623
Acquired software technology	9	16,340	(3,483)	12,857
Patents and intellectual property	4	2,069	(1,364)	705
Tradename	9	1,100	(137)	963
Total intangible assets, net		$44,979	$(10,831)	$34,148

		December 31, 2023
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(4,467)	$21,003
Acquired software technology	9	16,340	(2,199)	14,141
Patents	4	1,966	(1,227)	739
Tradename	6	2,100	(1,045)	1,055
Total intangible assets, net		$45,876	$(8,938)	$36,938

Intangible amortization expense was approximately $1.0 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively. Intangible amortization expense was approximately $2.9 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table presents future intangible asset amortization as of September 30, 2024 (in thousands):

Remainder of 2024	$952
2025	3,829
2026	3,812
2027	3,812
2028	3,736
Thereafter	18,007
Total	$34,148

Note 8. Details of Certain Balance Sheet Accounts

Accounts receivable and contract assets, net (in thousands):

	September 30,	December 31,
	2024	2023
Accounts receivable	$18,523	$24,574
Contract assets	7,559	6,225
Allowance for credit losses	(225)	(99)
	$25,857	$30,700

Prepaid expenses and other current assets (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid insurance	$1,555	$806
Deferred commissions	1,459	1,295
Other	1,052	248
Prepaid software and licenses	954	1,147
Short-term deposits	236	406
	$5,256	$3,902

Other assets (long-term) (in thousands):

	September 30,	December 31,
	2024	2023
Deferred commissions	$3,222	$3,205
Escrow claim (Note 4 - Acquisitions)	581	581
Other	131	123
	$3,934	$3,909

Accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2024	2023
Personnel-related accruals	$7,248	$6,500
Other	596	422
Operating lease liabilities	941	964
Professional fees	49	407
Sales/use tax payable	134	100
State income tax payable	487	128
	$9,455	$8,521

Other liabilities (long-term) (in thousands):

	September 30,	December 31,
	2024	2023
Operating lease liabilities	$1,378	$1,542
Contingent consideration liability	—	554
	$1,378	$2,096

Note 9. Related Party Transactions

During the three and nine months ended September 30, 2024, the Company recognized approximately $41,000 and $0.1 million, respectively, in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders. During the three and nine months ended September 30, 2023, the Company recognized approximately $45,000 and $85,000, respectively, in revenues from such SoundThinking Labs projects.

Note 10. Restructuring

In the second quarter of 2024, the Company restructured its workforce and eliminated 3% of its total headcount to more effectively allocate its resources and to reduce operational costs. Additionally, the Company terminated a building lease early for a location that was no longer in use.

Restructuring expense related to the workforce reduction during the nine months ended September 30, 2024 amounted to $0.3 million, consisting of cash expenditures for severance and other employee separation-related costs. Restructuring expenses related to the lease termination were $0.1 million, comprising of early termination fees and monthly rent. These restructuring expenses were recorded in other expense, net, in the unaudited condensed consolidated statement of operations. There was no restructuring expense related to the workforce reduction during the three months ended September 30, 2024.

As of September 30, 2024, net restructuring liabilities totaled approximately $22,000 and were included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet.

Note 11. Stock Repurchase Program

During the nine months ended September 30, 2024, the Company repurchased 418,940 shares of its common stock at an average price of $14.31 per share for a total of $6.0 million under its stock repurchase program. During the nine months ended September 30, 2023, the Company repurchased 228,782 shares of its common stock at an average price of $24.41 per share for a total of $5.6 million under the stock repurchase program.

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

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(1,440)	$(1,874)	$(5,101)	$(6,361)
Denominator:
Weighted-average shares outstanding, basic and diluted	12,688,850	12,480,830	12,750,664	12,320,119
Net loss per share, basic and diluted	$(0.11)	$(0.15)	$(0.40)	$(0.52)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	As of September 30,
	2024	2023
Options to purchase common stock	1,760,307	1,776,793
Unvested restricted stock units	1,011,916	331,201
Total	2,772,223	2,107,994

Note 13. Equity Incentive Plans

Stock options

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the "2005 Plan") and 2017 Equity Incentive Plan (the “2017 Plan") during the nine months ended September 30, 2024 is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)
Outstanding at December 31, 2023	1,789,431	$26.63
Granted	73,819	$16.73	$10.20
Exercised	(19,765)	$2.97		$214
Canceled	(83,178)	$22.50
Outstanding at September 30, 2024	1,760,307	$26.88

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

Restricted stock units

A summary of restricted stock unit ("RSU") activities under the 2017 Plan during the nine months ended September 30, 2024 is as follows:

	Number of RSUs	Weighted-Average Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2023	298,361	$27.58
Granted	873,232	$17.54
Vested	(159,677)	$24.24	$3,870
Unvested RSUs at September 30, 2024	1,011,916

Performance-based restricted stock units:

During the nine months ended September 30, 2024, the Company granted to members of the Company's management team RSU awards with performance-based vesting conditions (“PSUs”), totaling 544,228 shares at a grant date fair value of $17.74 per share, the closing stock price on the grant date. These PSUs vest in one installment on the certification date, which shall occur as soon as administratively practicable following the end of 2026, based on the satisfaction of certain Company performance criteria in 2026, as determined by the Compensation and Human Capital Committee of the Board of Directors of the Company. Compensation expense related to the PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. Compensation expense related to these awards was approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively.

2017 Employee Stock Purchase Plan

There were 36,586 shares of common stock issued under the 2017 Employee Stock Purchase Plan ("2017 ESPP") during the nine months ended September 30, 2024. The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board of Directors of the Company. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2024 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 741,757 as of September 30, 2024.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the unaudited condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$360	$452	$1,199	$1,409
Sales and marketing	560	485	1,745	1,413
Research and development	284	359	889	999
General and administrative	1,850	1,277	5,294	3,449
Total	$3,054	$2,573	$9,127	$7,272

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

Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility. The available loan facility as of September 30, 2024 and December 31, 2023 was approximately $21.0 million for both periods. As of September 30, 2024 and December 31, 2023, there was $4.0 million and $7.0 million outstanding on the Company's line of credit, respectively, which the Company borrowed in August 2023 to partially fund the acquisition of SafePointe. The interest expense recorded for the three and nine months ended September 30, 2024 was $0.1 million and $0.3 million, respectively. The weighted-average interest rates on the line of credit were 6.23% and 6.35% during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements set forth in the Umpqua Credit Agreement and Amendments thereto.

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

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement and civic leadership. In April 2023, we introduced our SafetySmartTM platform that includes five data-driven tools consisting of: (i) our flagship product, ShotSpotter® (formerly ShotSpotter Respond), a leading outdoor gunshot detection, location and alerting system trusted by 177 cities and 18 universities and corporations as of September 30, 2024, (ii) CrimeTracer™ (formerly COPLINK X) a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases, (iii) CaseBuilder™ (formerly ShotSpotter Investigate) a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ (formerly ShotSpotter Connect), which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, and (v) SafePointe™, an AI-based weapons detection system, that we added when we acquired SafePointe in August 2023. We also offer other security solutions within our flagship product offering ShotSpotter, including ShotSpotter for Highways, ShotSpotter for Campus and ShotSpotter for Corporate that are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses, highways, and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. SoundThinking Labs supports innovative uses of our technology to help protect wildlife and the environment.

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

We offer our solutions on a software-as-a-service subscription model to our customers. We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Highways, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. CaseBuilder, ResourceRouter, and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. We generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area of an entryway. As of September 30, 2024, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract for 1,193 square miles, of which 1,187 square miles had gone live. Coverage areas under contract for ShotSpotter included 177 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 18 campuses/sites across the United States, South Africa, Uruguay and the Bahamas, including some of the largest cities in the United States. As of September 30, 2024, we had 218 SafePointe lanes under contract. Most of our revenues are attributable to customers based in the United States.

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

We generated revenues of $26.3 million and $24.0 million for the three months ended September 30, 2024 and 2023, respectively, representing an increase of 10%. For the three months ended September 30, 2024 and 2023, revenues from ShotSpotter represented approximately 65% and 69% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 23% and 11%, respectively, of our total revenues for the three months ended September 30, 2024, and 24% and 9%, respectively, of our total revenues for the three months ended September 30, 2023.

We generated revenues of $78.6 million and $66.7 million for the nine months ended September 30, 2024 and 2023, respectively, representing an increase of 18%. For the nine months ended September 30, 2024 and 2023, revenues from ShotSpotter represented approximately 67% and 71% of total revenues, respectively. Our two current largest customers, the City of New York and the City of Chicago, accounted for 25% and 11%, respectively, of our total revenues for the nine months ended September 30, 2024. The City of New York and the City of Chicago accounted for 25% and 9%, respectively, of our total revenues for the nine months ended September 30, 2023.

For the three months ended September 30, 2024 and 2023, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $26.0 million and $23.5 million, respectively, or 99% of total revenues for both periods. For the nine months ended September 30, 2024 and 2023, revenues generated within the United

States (including Puerto Rico and the U.S. Virgin Islands) accounted for $77.8 million and $65.3 million, respectively, or 99% and 98% of total revenues, respectively.

We had a net loss of $1.4 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively. We had a net loss of $5.1 million and $6.4 million for the nine months ended September 30, 2024 and 2023, respectively. Our accumulated deficit was $100.2 million and $95.1 million at September 30, 2024 and December 31, 2023, respectively.

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

We continue to focus on expanding our business by introducing new products and services to existing customers, such as ResourceRouter, CrimeTracer and, as a result of our acquisition in August 2023 of SafePointe, an AI-driven weapon detection system, and acquiring intellectual property assets. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth. We believe our large and growing installed base of police departments who trust SoundThinking’s products, support, and way of doing business provide revenue growth opportunities. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. We continue to see cross-selling opportunities, with Newport News adding our CrimeTracer and CaseBuilder solutions to complement our ShotSpotter and ResourceRouter solutions that they have already implemented. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent.

With respect to international sales, we believe that we have the potential to expand our coverage within existing areas, and to pursue opportunities in Latin America and other regions of the world. By adding additional sales resources in strategic locations, we believe we will be better positioned to reach these markets. For example, in October 2024, we secured a three-year agreement to expand ShotSpotter coverage in Montevideo, Uruguay, doubling deployment footprint in the capital city. However, we recognize that we have limited international operational experience and currently operate in a limited number of regions outside of the United States. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic, and political risks. We may face additional challenges that may delay contract execution related to negotiating with governments in transition, the use of third-party integrations and consultants. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend or make more difficult to predict the length of what is already a lengthy sales cycle.

Net New “Go-Live” Cities and Universities

Net new “go-live” cities and universities represent the number of cities and universities covered by deployments of our gunshot detection ShotSpotter solution that were formally approved by customers during the period, both from initial and expanded customer deployments, net of cities and universities that ceased to be “live” during the period due to customer cancellations. New cities and universities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities and universities as a key business metric to measure our operational performance and market penetration. Our net new “go-live” cities and universities in the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net new “go-live” cities and universities	3	7	15	21

Components of Results of Operations

Presentation of Financial Statements

Our unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes our statements of operations for the three months ended September 30, 2024 and 2023 (in thousands):

		As a % of		As a % of	Change
	2024	Revenues	2023	Revenues	$	%
Revenues	$26,250	100%	$23,977	100%	$2,273	9%
Costs
Cost of revenues	10,979	42%	10,225	43%	754	7%
Impairment of property and equipment	54	0%	—	0%	54	0%
Total costs	11,033	42%	10,225	43%	808	8%
Gross profit	15,217	58%	13,752	57%	1,465	11%
Operating expenses:
Sales and marketing	7,181	27%	6,289	26%	892	14%
Research and development	3,413	13%	3,186	13%	227	7%
General and administrative	5,669	22%	5,677	24%	(8)	0%
Change in fair value of contingent consideration	—	0%	82	0%	(82)	(100%)
Total operating expenses	16,263	62%	15,234	64%	1,029	7%
Operating loss	(1,046)	(4%)	(1,482)	(6%)	436	(29%)
Other expense, net	(75)	0%	(93)	0%	18	(19%)
Provision for income taxes	319	1%	299	1%	20	7%
Net loss	$(1,440)	(5%)	$(1,874)	(8%)	$434	(23%)

Revenues

The increase in revenues of $2.3 million was primarily attributable to a $2.2 million increase in revenues from new customers, expansion of existing customer coverage areas, additional cross-selling revenue, including from Newport News, which added our CrimeTracer and CaseBuilder solutions to complement already implemented ShotSpotter and ResourceRouter solutions, and additional revenues from SafePointe that we acquired in the third quarter of 2023. ShotSpotter went “live” in four new cities and one university, and expanded with eight current cities during the three months ended September 30, 2024.

Costs of Revenues

The increase in cost of revenues of $0.8 million was due primarily to an increase of approximately $0.8 million in product costs due to the increase in our customer base.

Research and Development Expense

Research and development expense increased by $0.2 million, primarily due to increased headcount.

Change in Fair Value of Contingent Consideration

The fair value of the SafePointe contingent consideration liability was unchanged during the three months ended September 30, 2024, based upon revised 2024 and 2025 revenue estimates utilized in the fair value methodology to estimate the contingent liability for the earnouts.

Sales and Marketing Expense

Sales and marketing expense increased by $0.9 million, primarily due to salaries, commissions and other personnel costs as a result of increased headcount and increased revenue.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. A $0.3 million provision for income taxes was recorded in the three months ended September 30, 2024 and 2023.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table summarizes our consolidated statements of operations data for the nine months ended September 30, 2024 and 2023 (in thousands):

		As a % of		As a % of	Change
	2024	Revenues	2023	Revenues	$	%
Revenues	$78,620	100%	$66,672	100%	$11,948	18%
Costs
Cost of revenues	32,031	41%	28,881	43%	3,150	11%
Impairment of property and equipment	412	0%	72	0%	340	472%
Total costs	32,443	41%	28,953	43%	3,490	12%
Gross profit	46,177	59%	37,719	57%	8,458	22%
Operating expenses:
Sales and marketing	21,615	27%	19,580	29%	2,035	10%
Research and development	10,441	13%	8,896	13%	1,545	17%
General and administrative	18,379	23%	15,806	24%	2,573	16%
Change in fair value of contingent consideration	(554)	(1%)	(923)	(1%)	369	(40%)
Restructuring expense	346	0%	—	0%	346	0%
Total operating expenses	50,227	64%	43,359	65%	6,868	16%
Operating loss	(4,050)	(5%)	(5,640)	(8%)	1,590	(28%)
Other expense, net	(384)	0%	(78)	0%	(306)	392%
Provision for income taxes	667	1%	643	(1%)	24	4%
Net loss	$(5,101)	(6%)	$(6,361)	(10%)	$1,260	(20%)

Revenues

The increase in revenues of $11.9 million was primarily attributable to a $9.0 million increase in revenues from new customers, expansion of existing customer coverage areas and revenue related to solutions from our SafetySmart platform, and an increase of $2.9 million in professional services revenue. We went live in 17 new ShotSpotter cities and two universities, and expanded with 14 current cities, two commercial customers and one university during the nine months ended September 30, 2024.

Costs of Revenues

The increase in cost of revenues of $3.2 million was due primarily to an increase in product costs due to the increase in our customer base and an increase in personnel costs due to our SafePointe acquisition in the third quarter of 2023.

Sales and Marketing Expense

Sales and marketing expense increased by $2.0 million, primarily due to salaries, commissions and other personnel costs as a result of increased headcount and increased revenue. This includes $0.5 million in additional expense as a result of our SafePointe acquisition in the third quarter of fiscal 2023.

Research and Development Expense

Research and development expense increased by $1.5 million, primarily due to increased headcount, of which $1.0 million is attributable to our SafePointe acquisition.

General and Administrative Expense

General and administrative expense increased by $2.6 million and was due primarily to increased personnel-related costs, and increases in travel costs, insurance and other costs, offset by a decrease of $0.7 million in acquisition-related expenses.

Change in Fair Value of Contingent Consideration

The change in fair value of the SafePointe contingent consideration liability was $0.6 million during the nine months ended September 30, 2024, based upon revised 2024 and 2025 revenue estimates utilized in the fair value methodology to estimate the contingent liability for the earnouts.

Restructuring Expense

The increase of $0.3 million in restructuring expense was due to a one-time restructuring charge comprised of workforce reduction severance and other employee separation-related costs and restructuring costs related to a lease termination for a location that was no longer in use.

Other Expense, Net

Other expense, net, increased by $0.3 million primarily due to interest expense related to the line of credit of $0.3 million in the nine months ended September 30, 2024. The line of credit was primarily used to fund our acquisition of SafePointe.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. A $0.7 million and $0.6 million provision for income taxes was recorded in the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $15.3 million and accounts receivable of $25.9 million as of September 30, 2024. On September 30, 2024, our available credit facility was approximately $21.0 million and we had $4.0 million outstanding on our line of credit, which was primarily used to fund our acquisition of SafePointe.

We believe our existing cash and cash equivalents, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that the costs to perform the short-term deferred revenue is relatively low compared to the balance of $43.5 million. However, should additional working capital be needed, we can utilize our unused credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

During the nine months ended September 30, 2024, we repurchased 418,940 shares of our common stock at an average price of $14.31 per share for approximately $6.0 million, under the 2022 Repurchase Program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of September 30, 2024, $13.4 million remains available under the 2022 Repurchase Program.

Credit Facility

In September 2018, we entered into our Umpqua Credit Agreement, initially providing for borrowing capacity of $10.0 million. The agreement was amended in November 2022 to increase the size of our available credit facility to $25.0 million with an expiration date of October 15, 2024. An additional amendment occurred in February 2024 to extend the expiration date to October 15, 2025. The revolving loan facility is for general working capital purposes. Our available credit facility as of September 30, 2024 was $21.0 million. On September 30, 2024 and December 31, 2023, there was $4.0 million and $7.0 million outstanding on our line of credit, respectively. The Umpqua Credit Agreement subjects us to certain restrictive and financial covenants, see the risk entitled “The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions” in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q. We are in compliance with all covenants under the Umpqua Credit Agreement as of September 30, 2024.

Cash Flows

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table presents a summary of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$23,079	$10,635
Investing activities	(5,067)	(15,785)
Financing activities	(8,496)	535
Net change in cash and cash equivalents	$9,516	$(4,615)

Operating Activities

Our net loss and cash flows provided by operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, and sales and marketing expenses, and our ability to bill and collect in a timely manner.

Net cash provided by operating activities increased by $12.4 million during the nine months ended September 30, 2024 compared to the same period in 2023. This was primarily due to increased deferred revenue of $13.4 million, an increase in cash flows from operations adjusted for non-cash operating expenses of $3.1 million and an increase in accrued expenses and other current liabilities of $1.5 million, offset by a decrease in accounts payable of $2.1 million, an increase in accounts receivables of $2.4 million and a decrease in prepaid expenses of $0.9 million.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Net cash used in investing activities was $5.1 million in the nine months ended September 30, 2024. This was primarily driven by investments in property and equipment installed for our solutions in customer coverage areas. Investing activities used $15.8 million in the nine months ended September 30, 2023, primarily for the acquisition of SafePointe for $11.0 million, investments in property and equipment installed for our solutions in customer coverage areas of $4.4 million and $0.4 million used for investments in intangibles and other assets, including intellectual property assets.

Financing Activities

Financing activities includes net proceeds from the exercise of stock options, proceeds from the employee stock purchase plan purchases and proceeds from our line of credit, offset by payments for repurchases of our common stock and contingent consideration liabilities earned and payments on our line of credit.

Net cash used in financing activities was $8.5 million in the nine months ended September 30, 2024, and reflect common stock repurchases of approximately $6.0 million and payments on our line of credit of $3.0 million, offset by $0.4 million in proceeds from our employee purchase plan. Financing activities provided $0.5 million in the nine months ended September 30, 2024. This was driven by $7.0 million in proceeds from our line of credit, $0.5 million in proceeds from our employee stock plan purchase and $0.1 million in proceeds from the exercise of stock options, offset by $5.6 million in payments for repurchases of our common stock and the payout of $1.5 million for the Technologic contingent consideration.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of revenues, assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances and evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K and the notes to the audited consolidated financial statements appearing in our 2023 Annual Report on Form 10-K, filed with the SEC on April 1, 2024. As of September 30, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2023 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates and inflation.

There were no material changes in our market risk during the nine months ended September 30, 2024, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures About Market Risk section of our 2023 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Commitments and Contingencies” in Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

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

For example, with regard to the concentration of our revenue, for the nine months ended September 30, 2024, the City of New York and the City of Chicago, as our two largest customers accounted for 25% and 11% of the Company’s total revenues, respectively. We have extended our contract with the City of Chicago through November 2024, but there is no guarantee or expectation that we will receive another extension. See the risk entitled “Our success depends on maintaining and increasing our sales, which depends on factors we cannot control, including the availability of funding to our customers.” Any delays in renewal of our contracts or any of the other factors above or other factors discussed elsewhere in this report may result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

We had a net loss of $5.1 million for the nine months ended September 30, 2024, and as of September 30, 2024, we had an accumulated deficit of $100.2 million. Although we posted net income in 2019, 2020 and 2022, we had a net loss in 2023 and 2021 and we had net losses prior to 2019. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

For example, our existing contract with the City of Chicago remains in effect until November 2024 and we do not expect to be able to renew or extend our contract. The City of Chicago is one of our largest customers and represented 11% of our total revenues for the nine months ended September 30, 2024 and 9% of our total revenues for the year ended December 31, 2023. If we are unable to renew our contract with the City of Chicago, this could have a material adverse effect on our operating results.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Due to the nature of our business as a software-as-a-service provider, we are occasionally unable to meet certain requirements related to the utilization of small businesses in providing our services. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not. During periods of economic uncertainty resulting from the past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy such as rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, these risks are more pronounced than usual, as government entities struggle with reduced levels of resources related to implications of such global events.

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

In addition, in 2011 the Federal Bureau of Investigation’s (the “FBI”) Criminal Justice Information Services Division (the “CJIS”) issued the CJIS Security Policy, a set of standards for organizations that access criminal justice information (“CJI”). CJIS developed this policy to better protect the data it delivers to federal, state and local law enforcement agencies, from services like the National Crime Information Center, the Integrated Automated Fingerprint Identification System and the National Incident Based Reporting System. The policy is also designed to protect CJI that comes from sources other than the FBI. As part of the process of implementing CaseBuilder for a customer, we may have to become an approved CJIS compliant vendor in some states. If CJIS compliance is required, a separate process will have to be completed in locations where CaseBuilder will be implemented.

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

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. Social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” have increased in past years. In addition, recently four members of Congress requested the Inspector General of the Department of Homeland Security to investigate the appropriateness of the use of federal funds to purchase our ShotSpotter solution. Furthermore, the New York Comptroller previously issued a report with certain conclusions questioning the accuracy and value of our ShotSpotter solution that we refuted in a formal reply on the basis that they were misinformed and did not give adequate weight to the New York Police Department’s views. These events may directly or indirectly affect municipal and police agency budgets, including federal funding available to current and potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”) and in November 2022, we amended the Umpqua Credit Agreement to, among other things, extend the maturity date from November 27, 2022 to October 15, 2024, increase the revolving credit commitment from $20.0 million to $25.0 million and increase the letter of credit sub-facility from $6.0 million to $7.5 million. In February 2024, we amended the Umpqua Credit Agreement to extend the maturity date from October 15, 2024 to October 15, 2025. As of September 30, 2024, there was $4.0 million outstanding on our line of credit.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, and supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by artificial intelligence (“AI”), telecommunications failures, earthquakes, fires, floods, and other similar threats. For example, in November 2023, we discovered that a terminated employee logged on to an employee resource, obtained our confidential information, and began posting some of the information publicly on social media. We took steps to remove the information and prevent the former employee from posting the information again, but we are uncertain to what extent this will reoccur and if it does, whether it will materially impact our business or operations. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our systems and data at risk and could in turn have an adverse effect on our business. In addition, such a violation could expose sensitive data including: criminal justice information, and other data we are contractually obliged to keep confidential. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

For example, the California Consumer Privacy Act (“CCPA”), applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Other similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely.

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

As of September 30, 2024, we had federal net operating loss carryforwards (“NOLs”) of approximately $57.9 million, of which $53.0 million will begin to expire in 2029, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of September 30, 2024, we also had state NOLs of approximately $42.8 million, which begin expiring in 2024. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of September 30, 2024, we had 34 issued patents directed to our technologies, 28 in the United States, two in Brazil, one each in Mexico, the United Kingdom, France and Germany. The issued patents expire on various dates from 2025 to 2034. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

In November 2022, our board of directors approved a new stock repurchase program for up to $25.0 million of our common stock, of which $11.6 million was utilized as of September 30, 2024. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We invest resources to comply with evolving laws, regulations and standards, and these investments may result in increased operating expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table presents repurchases of our common stock for the indicated period (in thousands):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1, 2024 - July 31, 2024	—	—	—	$17,423
August 1, 2024 - August 31, 2024	171,617	$14.56	171,617	$14,924
September 1, 2024 - September 30, 2024	113,173	$13.27	113,173	$13,423
Total	284,790	$14.31	284,790

(1) All repurchases were made as part of the 2022 Stock Repurchase Program. In November 2022, we publicly announced the program, under which we are authorized to repurchase up to $25 million of our common stock. The 2022 Stock Repurchase Program has no expiration date and may be modified, suspended or discontinued at any time. For further information regarding our 2022 Stock Repurchase Program, see Note 11 - Stock Repurchase Program, of the accompanying notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

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

SOUNDTHINKING, INC.

Date: November 13, 2024	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: November 13, 2024	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer