Form 10-K
period 2024-12-31
SOUNDTHINKING, INC.
filed 2025-03-31
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a closing price of $12.18 per share of the Registrant’s common stock as reported on the Nasdaq Capital Market on June 28, 2024 was $155,696,063.

The number of shares of Registrant’s common stock outstanding as of March 27, 2025 was 12,666,095

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 4, 2025, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2024.

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
•
the impact of the material weakness in our internal controls and our ability to remediate this material weakness on the timing we anticipate, or at all;
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
•
Real or perceived false positive gunshot alerts or failure or perceived failure to generate alerts for actual gunfire or missed weapon detection could adversely affect our customers and their operations, damage our brand and reputation and adversely affect our growth prospects and results of operations.
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
•
As a result of our use of outdoor acoustic sensors and cameras, we are subject to governmental regulation and other legal obligations, particularly related to data privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could impair our efforts to maintain and expand our customer base, and thereby decrease our revenues.
•
Failure to protect our intellectual property rights could adversely affect our business.

•
Systems and Organizations Controls 2 (“SOC2”), Criminal Justice Information Services (“CJIS”) and Health Insurance Portability and Accountability Act (“HIPAA") requirements could potentially cause obligations that we are not able to completely perform which could adversely affect our reputation and sales, as well as the availability of our solutions in certain markets.
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

PART I.

Item 1. BUSINESS

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. As of December 31, 2024 we had approximately 328 customers and to date have worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

Our SafetySmartTM platform includes six data-driven tools consisting of: (i) our flagship product, ShotSpotter®, our leading outdoor gunshot detection, location and alerting system trusted by 177 cities and 20 universities and corporations as of December 31, 2024, (ii) CrimeTracer™ , a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™, which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an advanced license plate recognition ("ALPR") and vehicle identification solution that leverages artificial intelligence ("AI") and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement, introduced in July 2024 through a strategic partnership with Rekor Systems, Inc. and (vi) SafePointe™, an AI-based weapons detection system. We also offer other security solutions within our flagship product offering ShotSpotter, including, ShotSpotter for Campus and ShotSpotter for Corporate, that are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. We offer the majority of our solutions on a software-as-a-service subscription model to our customers. SoundThinking Labs supports innovative uses of the Company's technology to help protect wildlife and the environment.

As of December 31, 2024, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract for over 1,076 square miles, of which over 1,074 square miles had gone live. Coverage areas under contract included 177 cities and 20 universities and corporations across the United States, South Africa, Uruguay, Brazil and the Bahamas, including some of the largest cities in the United States. Most of our revenue is attributable to customers based in the United States. Since our founding over 28 years ago, SoundThinking has been and continues to be a purpose-led company. We are a mission-driven organization that is focused on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing them solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

# SafetySmart™ PLATFORM

ShotSpotter®

PlateRanger™
Powered by REKOR®

CrimeTracer™

CaseBuilder™

ResourceRouter™

SafePointe™

Industry Background: The Public Safety Gap

Local police departments are challenged to serve and protect in an increasingly transparent fashion without unintentionally over-policing and under serving their communities. This mandate must be met while facing municipal budget pressures, evolving public safety policies, and calls for police reform, all while violent crime remains a critical concern and case closure rates struggle to improve. There are three distinct problems associated with the public safety gap, which are discussed below.

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

Our Vision

We see a world where data are converted into actionable intelligence thereby enabling law enforcement and security departments to implement modern 21st century public safety practices. These practices can help police and security personnel be more efficient in directing interventions toward the relative few that commit crimes and present security threats. These practices in turn help build community trust and engagement while co-producing positive public safety outcomes. We believe the SafetySmart platform can be a valuable set of technological solutions for implementing 21st century public safety practices. The SafetySmart platform includes our flagship product ShotSpotter®, CrimeTracer™, CaseBuilder™, ResourceRouter™, PlateRanger™ powered by Rekor®, and SafePointe, our AI-based weapons detection system.

Law Enforcement Services Platform

Security Market Services Platform

ShotSpotter

ShotSpotter, our acoustic gunshot detection technology serves cities and municipalities seeking to identify, locate and deter persistent, localized gun violence by incorporating a real-time gunshot detection system into their policing systems. ShotSpotter is used by local police departments and a version of ShotSpotter, branded as ShotSpotter for Campus and ShotSpotter for Corporate, are used by security personnel in the protection of critical assets such as colleges, universities and commercial campuses.

Our gunshot detection solutions consist of highly-specialized, cloud-based software integrated with proprietary, internet-enabled sensors designed to detect outdoor gunfire. The speed and accuracy of our gunfire alerts enable law enforcement and security personnel to consistently and quickly respond to shooting events including those unreported through 911, which can increase the chances of apprehending the shooter, providing timely aid to victims and identifying witnesses before they scatter, as well as aid in evidentiary collection and serve as an overall deterrent. When an impulsive sound is detected by our sensors, our system precisely locates where the incident occurred, and if it determines there is a possibility the sound was caused by gunfire, sends its data for human review to analyze and validate the incident. An alert containing a location on a map and critical information about the incident is sent directly to subscribing law enforcement or security personnel through an internet-connected computer or iPhone or Android mobile devices.

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

When the data reaches our cloud servers, our software assesses whether three or more of our outdoor sensors detected the same sound impulse and, if so, finds the location coordinates of the sound source based on the time of arrival and the angle of arrival of the sound using the technique of multilateration. The accuracy of the locations derived from our proprietary software is significantly improved when, as is typically the case, more than three sensors participate. We deploy our sensor arrays such that, on average, six to eight sensors participate in the detection of a gunshot.

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

Mobile Device Support-Apple iOS and Android-phones/tablets and watches

8:36 AT&T
97%
ShotSpotter®
2620 Fordham St
MetropolisWest
TODAY
08:30:0
0
AREA
Beat 2
DISMISS
Filter
INCIDENTS
37
24 Hrs
DAYS
3
7
14
30
2033 Cooley Ave
MetropolisWest
TODAY
08:00:00
AREA
/Beat 3
CAD
215 Holland St
MetropolisWest
TODAY
07:30:00
AREA
/Beat 1
CAD
LIST
DETAIL
8:37 AT&T
97%
ShotSpotter®
2773 Illinois St
MetropolisWest
07:00:00 - 2 hours ago
82'
Illinois St
LIST
DETAIL
8:37 AT&T
97%
ShotSpotter®
2773 Illinois St
MetropolisWest
today
04/10/2023 @ 07:00:00
AREA:
CAD:
SHOTSPOTTER ID:
/Beat 2
9751-hFSY6mtG
NAVIGATION
REPORT
AUDIO
ACTIVITY
system: 2 hours ago
Published
Chat or email support@soundthinking.com
LIST
DETAIL
To the Officer's Phone

1:36
SST
Multiple_Gunshots - 2 rounds at : 1345 W Burleigh , Milwaukee, WI
To the Officer's Watch
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

Integration Services

We believe that integrating our solutions with other tools and technologies enhances the value of our solutions to our customers. For example, our solutions can be used in connection with: drones to access a crime scene to determine if there is a victim for which an ambulance is needed and to provide situational awareness for officers who are heading towards the scene; video surveillance cameras to automatically point tilt and zoom them in the direction of gunfire, assist in feeding more bullet casings to the National Integrated Ballistic Information Network (“NIBIN”) for ballistic matching and the identification of suspects and automated ALPRs used by law enforcement to improve the investigation efforts. We continue to evaluate new technologies that may integrate with our solutions to generate additional value for our customers.

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

Detailed Forensic Report:

| City | Davies County, US | Incident # | 163069 | | |
|---|---|---|---|---|---|
| Zone | DaviesCountyUS | Docket/File # | 21-CV-NUMBER | | |
| Ref. Date | 08 DEC 2019 | Case Name | US v John Doe | | |
| Cust. Ref# | N/A | Report Date | 01 JAN 2024 | Author | P. Greene |

# DETAILED FORENSIC REPORT

## Shooting Description

At 20:23:59 (8:23:59 PM) hours on December 08, 2019, ShotSpotter detected a Multiple Gunshot incident in Davies County, US. ShotSpotter recorded the event as Incident# 163069 and located it at 1234 Main St.

## Position with Respect to the Coverage Area

VIEW
Hopewell Heights
NORTH TOWNE
Alexis Addition
WHITMER-TRILBY
MELLWOOD
WERNERTS CORNERS
LIBRARY VILLAGE
WEST
DEVEAUX
AUBURNDALE
WESTGATE
LAGRANGE
9
AUBURN-DELAWARE
OLD ORCHARD
OLD WEST END
OTTAWA
BANCROFT HILLS
WARREN SHERMAN
VISTULA HISTORIC DISTRICT
ROOSEVELT
Glass City Metropark
SCOTT PARK
ONYX
AIR LINE JUNCTION
SOUTHSIDE
Google

*FIGURE 1.0*

*ShotSpotter City: displays Davies County, US at the time of the incident. The map pin indicates the location of the shooting incident.*

For more information, email support@soundthinking.com, call 888.274.6877 or +1.510.794.3144. ©2023 SoundThinking, Inc. All rights reserved. ShotSpotter® and the ShotSpotter logo are registered trademarks of SoundThinking®, Inc.

1

ShotSpotter Results and Benefits

• Expedited Response to Gunfire. In 2024, we issued over 328,000 gunshot alerts to our customers. In areas where gun violence is persistent, we believe most gunshots are not otherwise reported. Even when calls are made, many callers are unable to provide a location of the gunshot or other relevant details. Human response time to unfolding violence often delays calls for several minutes in circumstances where response time can be critical. By contrast, our solutions typically alert emergency dispatch centers and field personnel within 45 seconds of the report of the gunfire incident and provide an exact location, enabling them to respond faster and to a specific location. The ability to respond more quickly increases the chances of apprehending the shooter and assisting victims of violence, in addition to aiding in evidence collection.

• ShotSpotter Potentially Helps Save Lives

The below graphic demonstrates positive impact results observed at a few of our customers.

1 - Oakland PD statistics 2023

2 - Albuquerque PD statistics 2022

3 - Las Vegas PD statistics 2023

4 - Baltimore PD statistics 2024

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

CrimeTracer

CrimeTracer is the #1 law enforcement search engine that enables investigators to search through more than 1.3 billion structured and unstructured data across jurisdictions to obtain immediate tactical leads, leverage advanced link analysis to make intelligent connections, link NIBIN leads to reports, suspects and other entities, and more.

CrimeTracer™

Welcome, amortonui@forensiclogic.com

## Search

Search

## Time Bar

- [ ] Show time bar
- [ ] Show items with no date

## Layouts

- (•) Standard
- ( ) Structural
- ( ) Radial
- ( ) Sequential

## Options

Tightness: **5**

Orientation (Hierarchy and Sequential)

Down

SoundThinking

© 2023 | All rights reserved

CrimeTracer provides law enforcement with the following capabilities:

• Advanced Search. CrimeTracer is the industry’s leading search engine for law enforcement, combining the simplicity of unstructured natural language search with the power of structured field level and federated search. The result is that the information you are looking for will appear on the first page of results with the same ease as a Google search.

• The Power of the Network. There is plenty of law enforcement data available to agencies across the United States. With CrimeTracer, we focus on providing the right data. With what we believe is the most comprehensive set of data in the industry, we offer the singular ability to access critical and meaningful information from not only the respective agency’s IT systems, but across the city, county, state and country.

• Public Investigative Data. Our alliance with Thomson Reuters CLEAR® means officers and analysts will have not only private law enforcement agency data but critical public records data at their fingertips without having to toggle between disparate applications.

• Accelerating Investigations with Powerful Analytics. Advanced analytics and visualizations provide the ability to centralize and apply complex analytics across multiple data sets. With this information, law enforcement analysts and investigators glean actionable insights, in real-time, that potentially help identify crime trends and prevent criminal activity.

• Simple and Accessible Across the Department. CrimeTracer is accessible from any centrally managed device and across all compliant networks. A seamless integration with the user's existing infrastructure puts the power directly into the hands of law enforcement professionals, including patrol, investigators, analysts and command staff.

CaseBuilder

The average homicide clearance rate in the United States was less than 50% in 2021, according to a report published by The Marshall Project in 2022. This means that in more than half the cases the suspect is not held accountable and is free to commit another crime while victims’ families don’t get closure A low clearance rate is a self-perpetuating problem for a law enforcement agency. The problem starts when detectives can’t quickly close cases and clear up their case load, while they continue to catch new ones. Soon they are overloaded with cases and as they attempt to juggle a high caseload, they get spread too thin and then leads start to slip through the cracks and the opportunity to solve the case diminishes. In the longer term, this can create a moral problem within the investigative arm of the agency and they are exposed to losing experienced detectives. This exacerbates the low clearance rates meaning victims are denied justice and the mistrust of law enforcement increases.

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

How CaseBuilder works

CaseBuilder™

- CLOUD-BASED SOLUTIONS
- SECURITY MEASURES*
- COMMUNITY INTERACTION PORTAL

## Centralized Investigative Solution

Investigate provides a centralized platform for ALL investigations within an agency and allows for collaboration internally and with the community.

This includes criminal cases, narcotics, professional standards, intelligence and more.

## Operational Awareness and Insight

Investigate's interactive analytics give agencies greater operational insight into investigator workload, case status, and clearance rates.

## Courtroom-Ready Cases

Investigate streamlines the process for hand off to prosecution packaging all evidence into a secure electronic file.

*The service is run on AWS GovCloud, which is CJIS, FedRAMP, ISO 27001, SOC2, SOC3, and DoD SRG certified; Multi-factor authorization (MFA) is mandated for all users; Compliant with CFR 28 Part 23.

ResourceRouter

Law enforcement agencies today are tasked with an impossible feat: maintain an efficient, data-driven police force in the face of staffing shortages, data silos and outdated manual report processes. ResourceRouter helps address this new reality by helping agencies make their largest cost center–patrol–more efficient and effective in reducing crime and better engaging with the community.

ResourceRouter provides law enforcement agencies with the tools to strategically deploy patrols, manage spontaneous and planned responses, and ensure officers have the real-time data they need to make informed decisions. This modernized approach to patrol management leads to more effective crime reduction and safer communities.

ResourceRouter uses AI-driven analysis to direct officers to patrol a location within their beat that ensure officers are at the right place at the right time for crime prevention during their shift. A timer guides officers to patrol this area for a short period of time, often 15 minutes, to create a deterrent effect that can last for hours. This proactive strategy is a community-focused, long-term approach that deters major crime before it happens. Leveraging their data, agencies can allocate resources efficiently while working within the community to reduce crime. ResourceRouter empowers patrol operations to manage both spontaneous and pre-planned deployments effectively. Whether responding to a sudden spike in convenience store robberies over the weekend or strategically deploying resources for traffic control during a major NFL game, ResourceRouter ensures that agencies can address both crime and non-crime-related issues with precision. This level of responsiveness enhances public safety and allows for better resource allocation where needed most.

Information is power, especially in law enforcement. ResourceRouter provides officers in the field with real-time access to key operational and safety data through pinpoint locations within integrated, interactive map layers. This ensures that officers are well-informed about their environment, leading to safer engagements and more effective outcomes. ResourceRouter’s Insight feature provides agencies with key metrics to measure engagement and effectiveness. Law enforcement leaders gain valuable insights into operational efficiency by analyzing how much time officers spend addressing specific issues and the tactics they use to address them. This data is helpful for internal assessments and plays a significant role in demonstrating to the public the proactive steps to address crime and community concerns. Transparency fosters trust, and trust strengthens partnerships between law enforcement and the communities they serve.

## • Proactive Patrol

12:53
PATROL ACTIVE
077
ResourceRouter™
BRIEFING
ACTIVITIES
OBSERVE
PATROL
ZOOM IN

## • Responsive Patrol

Ad Hoc Schedule
KOPER RESTRICTIONS
FREQUENCY
Every Day
START DATE
END DATE
02/01/2025
02/18/2025
START TIME
END TIME
17:00
19:00
Remove
Add
NOTES
Robberies occurring as people arrive home from work. 4 Suspects seen in a white Kia or blue Honda. Armed and dangerous.
Notify Det. Robin Jones if contact made with suspects: 312-746-8386
Hyperlink to suspect vehicle BOLO:
070

## • Patrol Insights

InSight
Shift
Shift
SUMMARY TABLE
FILTERS
Date and Time
Grouped By
PATROL #927 | ASSAULT OFFENSES
PATROL #932 | ROBBERY
PATROL #936 | MOTOR VEHICLE THEFT
991
981
982
Apply

## • Patrol Information

Settings
*Gate Codes and Access Info
GATE Codes and INFO
Homeless camps
*Homeless Encampments
Montebello Test Layer
*Patrol Division Info
* Patrol Special Checks
Patrol Special Checks
Problem Area
Roll Call
School
School Patrols
*Schools
TEST STUFF
*Trespass Letters
Tresspass Letters
Tresspass Letters-AN copy
MHC Doctors office
761
838
849
851
850
815
853
796
ResourceRouter™

Results and Benefits:

• Direct patrol officers to the right place and the right time for crime prevention.

• Empower patrol officers with real-time actionable insights for spontaneous deployment.

• Reports on officer activity for impact and accountability.

• Enhance community engagement.

• Provide patrol officers with easy access to key operational information and safety data.

PlateRanger powered by Rekor

In July 2024, SoundThinking, Inc. and Rekor Systems, Inc. announced a strategic partnership to create and launch a new end-to-end public safety solution, “PlateRanger™, Powered by Rekor®.

Staffing shortages slow investigations and the ability to quickly locate suspects and close cases. Siloed data collection also takes additional time, making locating suspects or investigative leads more difficult. PlateRanger™ powered by Rekor®, an ALPR and vehicle identification solution that leverages AI and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement.

PlateRanger’s vehicle and plate identification algorithms have been trained over many years and millions of images to be highly accurate and dependable in identifying vehicles and license plates from every state. That data is shared in real-time to streamline investigations and enhance officer safety through situational awareness. Designed for public safety, PlateRanger integrates seamlessly with other applications including real-time crime center, video management systems, and the SafetySmart Platform integrations became available in late March 2025. PlateRanger can also use hot lists based on integration with National Crime Information Center ("NCIC") and other data such as Amber and Silver alerts, and more.

Results and Benefits:

•
Connects vehicles of interest associations through advanced analytics
•
Creates faster, more relevant investigative leads
•
Force multiplier that optimizes resource allocation and streamlines investigative processes
•
Integrates with leading law enforcement databases and software

•
Provides valuable data for private sector clients security teams in managing potential safety, security and operational issues on their facilities

SafePointe

SafePointe is an AI-based weapons detection system designed for high throughput facilities. Unlike bulky legacy metal detection, SafePointe’s discreet form factor enables guests and employees to quickly pass unobtrusively without disruption or the need for security personnel stationed at entrances. SafePointe’s ability to quickly screen individuals and their bags at a lower overall cost of ownership than manned detectors makes this weapons detection system the best option for hospitals, casinos, higher education, corporate locations, museums, and warehouses.

The patented SafePointe system integrates hardware and software to quickly detect concealed weapons. It features two discreet metal bollards positioned 8-10 feet apart to create a “lane,” equipped with an advanced 3D camera and an NVIDIA®️-powered edge processor running a state-of-the art AI model. Most customers install multiple lanes throughout their facilities to ensure protection across all entrances.

SafePointe enhances the security by providing the following capabilities:

• Identify the individual carrying a weapon when they are walking through the bollards at the same time as others.

• Deliver an alert to security officers that includes still and video images of the person to search.

• Comprehensive system overview with advanced search filters to easily find historical incidents, create ad hoc reports, and aid investigations

• Detailed alert review summary and performance metrics (e.g. visitor count, detections, and etc.) available at your fingertips.

Our Markets

We believe there is significant demand for advanced gunfire detection and location notification. These solutions that accurately and quickly report instances of gunfire are based on three primary use cases:

• Law enforcement— for domestic and international law enforcement serving communities plagued by persistent and localized gun violence, in order to identify, locate and deter gun violence; and

• Security— for security personnel (which may include law enforcement personnel) serving universities, corporate campuses, key infrastructure, transportation centers and other areas in which authorities desire to prepare for and mitigate risks related to an active-shooter event, and desire to provide a zone of detection coverage surrounding the respective campus or secured area.

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

Based on data made available by the National Center for Education Statistics and the Federal Aviation Administration, we believe that the domestic market for our security solutions includes thousands of college and university campuses. We estimate that, on average, a customer in this market could invest approximately $50,000-$75,000 per year for one of our security solutions. In addition, we believe that there exists a broader market for our security solutions that include, primarily the outdoor areas of college campuses outside of the United States as well as large corporate campuses and other highly-trafficked areas worldwide. Investments by customers in this market for our security solutions continue to be evaluated but could be similar to those made by our city customers.

Outside of the United States, we estimate that the market for ShotSpotter includes approximately 200 cities in Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. We estimate that a customer in this market could invest an average of approximately $0.6 million per year for our public safety solution. We estimate the average investment amounts for prospective customers based on our experience with existing customers, our anticipated demand for our solutions and the corresponding coverage areas that we expect prospective customers would elect to cover with our solutions.

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

We believe there is demand for a robust tool that would empower law enforcement agencies to solve more crime and close more cases. Every law enforcement agency has the duty and mandate to document and investigate alleged crimes in order to hold perpetrators accountable and provide resolution for victims. Unfortunately, the options to do this in a digitized and automated way are generally lacking. We believe CaseBuilder offers the most complete investigative case management solution on the market that has been proven to be effective with one of the leading law enforcement agencies in the country. We estimate the market for our solution consists of over nearly 3,000 local, state and federal agencies in the United States and potentially thousands internationally. We expect that, on average, United States customers could invest approximately $100,000 per year for our CaseBuilder solution and some customers could invest over $1 million per year.

Our Growth Strategy

We intend to drive growth in our business by expanding our domestic and international footprint for ShotSpotter and putting greater emphasis on driving adoption of the rest of our SafetySmart platform which is gaining traction in current and new markets for the company. We plan to leverage our large and growing installed base of customers with high net promoter attributes that consider SoundThinking a trusted partner. Key elements of our strategy include:

• Entry Into Large and Fast-Growing Advanced License Plate Recognition (ALPR) Market. In July 2024 the Company announced a strategic partnership to create and launch a new end-to-end vehicle and ALPR public safety solution, “PlateRanger™ Powered by Rekor®.” This collaboration brings together two industry leaders, combining SoundThinking's expertise in acoustic gunshot detection and investigative solutions with Rekor's vehicle ALPR solutions. PlateRanger became part of the SafetySmart platform starting in late 2024. The Company’s marketing and sales apparatus have focused both current resources and new ones to build pipeline and sell in 2025. Our initial entry into the market indicates strong overall demand for ALPR where customers have decided to buy and have sufficient capital and are seeking to determine which vendor best serves them. We have also seen palpable customer dissatisfaction with competitive products and we believe our solution combined with a strong customer service orientation can offer a new attractive option.

• Reorganized Our Sales Team to Focus on Selling the Entire SafetySmart Platform. We have seen important signs of cross-sell potential with our products and recently realigned our sales team so that all regional sales directors and account executives are educated and incentivized to sell all of the components of the platform. We believe this will lead to more bundled sales SoundThinking products.

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

• Expand ShotSpotter Revenue Within Our Existing Customer Base. As customers realize the benefits of our solutions, we believe that we have a significant opportunity to increase the lifetime value of our customer relationships by expanding coverage within their communities through a “land and expand” strategy. For example, of our ShotSpotter customers, approximately 39% have expanded their coverage areas from their original deployment areas by an average of almost eight square miles as of December 31, 2024. Our overall revenue retention rate was 105% for 2024, 107% for 2023 and 124% for 2022.

• Expand Our International Footprint. With only four currently deployed ShotSpotter customers outside of the United States in South Africa, the Bahamas, Brazil and Uruguay, we believe that we have a significant opportunity to expand internationally. We estimate that the market outside the United States for our public safety solutions includes approximately 200 cities in Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. In addition, we believe that there is a market for our security solutions, ResourceRouter and CaseBuilder outside the United States. We intend to increase our investment in our international product, sales and marketing efforts to penetrate new geographies over the coming years.

• Drive Additional Revenue per Customer with the Development or Acquisition of New Products and Services.We are transforming the company from a domestic acoustic gunshot detection company to a global precision policing technology solutions company. We evaluate opportunities to develop or acquire complementary products and services. For example, our acquisition of HunchLab in 2018, renamed ResourceRouter, provides an opportunity to increase our revenue per customer with a related and value-added technology that helps deter crime through strategically planned patrols. Our 2020 acquisition of LEEDS, LLC ("LEEDS") provided entry into a comprehensive investigative case management solution, with our CaseBuilder solution. Our 2022 acquisition of Forensic Logic added investigative lead generation and search and analysis technology with our CrimeTracer solution. Our 2023 acquisition of SafePointe added their AI-based weapons detection system to our SafetySmart platform. Our 2024 strategic partnership with Rekor brings ALPR to our product line. We offer our solutions on a software-as-a-service subscription model to our customers. Our current approach is to leverage trusted relationships with current customers to drive initial adoption and increase revenue and lifetime value per customer.

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

• Grow Our Security Business. We have developed our ShotSpotter for Campus, (formerly ShotSpotter SecureCampus) solution for universities and other educational institutions. We have also developed ShotSpotter for Corporate (formerly ShotSpotter SiteSecure) for customers such as corporations trying to safeguard their employees, customers, brand and profits. As of December 31, 2024, we had 20 ShotSpotter for Campus and ShotSpotter for Corporate customers under contract. While we will still plan to sell to educational institutions, we are shifting our primary focus to certain commercial customers. We feel SafePointe and ShotSpotter for Campus provides strong complements to each other and will enable us to successfully offer a more comprehensive solution to our education and commercial clients alike.

• Expand Total Addressable Market ("TAM"). Our acquisition of SafePointe has allowed us to expand our TAM into the estimated $20 billion weapons detection market. Furthermore, this acquisition broadens our customer base into healthcare, casinos/hospitality, and enterprise level corporations. Additionally, our partnership with Rekor to offer the PlateRanger product has led to an additional TAM expansion of $3.2 billion into the ALPR market.

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

Customer Revenue Model

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. ResourceRouter, CaseBuilder and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. With the acquisition of SafePointe, we generate revenues from subscriptions of our AI-based weapons detection system based on the number of entryways, or lanes being covered, a lane being the detection area between two sensors. As of December 31, 2024, we had ShotSpotter, ShotSpotter for Campus and ShotSpotter for Corporate coverage areas under contract of over 1,076 square miles in the aggregate, of which 1,074 miles have gone live. Coverage areas under contract for ShotSpotter included over 177 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 20 campuses/sites across the United States, South Africa, Uruguay, Brazil and the Bahamas, including some of the largest cities in the United States. As of December 31, 2024, we had 277 SafePointe lanes under contract. For the year ended December 31, 2024, our two largest customers, the City of New York and the City of Chicago, accounted for 23% and 10% of our revenues, respectively. For the year ended December 31, 2023, our two largest customers, the City of New York and the City of Chicago accounted for 25% and 9% of our revenues, respectively. For the year ended December 31, 2022, our two largest customers, the City of New York and the City of Chicago, accounted for 30% and 10% of our revenues, respectively. Delivery of CaseBuilder in the City of New York has added additional professional services requirements and revenue.

Go-To-Market

We sell our solutions through our direct sales teams. Our sales teams focus on both new customer acquisition, customer renewal, add-on sales, and coverage expansion. Our sales team identifies communities with the opportunity to benefit from our solutions, communicates with key stakeholders, navigates the challenges associated with our customers’ complex funding and procurement cycles, and establishes a foundation for a successful customer relationship. In addition, our sales team works with customers to identify and procure funds from alternate sources, including state and federal government grants. We also have two reseller organizations that focus on CrimeTracer sales efforts and SafePointe commercial opportunities. Our security solutions sales efforts focus primarily on corporate campuses and national retailers. We intend to continue to invest in building a global sales organization as we further penetrate the market for ShotSpotter and expand the customer base for our security solutions.

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

Research and Development

We focus our research and development efforts on enhancing our advanced signal processing and classification algorithms, updating our sensor hardware technology, reducing manufacturing costs, developing mobile, web and desktop applications, evolving our cloud-deployed back-end infrastructure and integration with “smart cities” initiatives. ResourceRouter crime forecasting uses machine learning and has led to additional investment in data science resources. We deployed a complete overhaul of our SafePointe solution called NextGen in September 2024. This consisted of a replacement of the legacy apps and backend to a modern set of SoundThinking-based apps in the Amazon web services environment, a 3D camera for motion tracking, a more powerful edge processor with NVIDIA technology, a more advanced AI and Machine Learning model as well as better tools for remote management and monitoring. As of December 31, 2024, we had 64 employees in our research and development organization. In addition, we engage in research and development activities with manufacturing partners and outsource certain activities to engineering firms to further supplement our internal team.

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

ShotSpotter Competitors

ShotSpotter is unique because it provides scalable wide area gunshot detection over large and geographically diverse areas, provides immediate and precise data on gunfire, helps communities define the scope of illegal gunfire, and provides cities with detailed forensic data for investigation, prosecution and analysis. While we are not aware of any direct competitors offering wide-area solutions comparable to SoundThinking, we believe the primary competitors in the broader gunfire detection space are ZeroEyes, Safety Dynamics, Inc., Wi-Fiber, Inc., Databouy, EAGL Technology, Alarm.com and Flock Safety.

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

We also compete with other possible uses of the limited funding available to our SoundThinking customers. Because law enforcement agencies or government entities have limited funds, they may have to choose among resources or solutions that help them to meet their overall mission such as video management systems, and other security solutions. Accordingly, we compete not only with our customers’ internal budget decisions, but also with other companies vying for these limited funds. We believe that in areas with significant levels of gun activity, SoundThinking is uniquely positioned to assist customers in interrupting, detecting and preventing gun violence.

ShotSpotter for Campus, ShotSpotter for Corporate Competitors

Our security solutions operate in a highly competitive environment. In addition to other gunfire detection companies, we may face competition from companies offering alternative security technologies, such as video surveillance, access control, alarm and lighting systems. The direct competitors for security solutions include the Alarm.com, ZeroEyes. Safety Dynamics Inc., EAGL, Wi-fiber, AmberBox, Inc and Flock Safety. We believe none of our security solutions competitors is able to offer the comprehensive outdoor coverage we offer.

CrimeTracer Competitors

CrimeTracer has a few direct competitors and also competes with a few alternative approaches to develop investigative leads. Direct competitors include Lexis Nexis Accurint Virtual Crime Center, Peregrine, ForceMetrics and Finder Software Solutions. Alternative approaches to law enforcement data sharing include federal government-built applications like the FBI's National Data Exchange ("N-DEx") System, and the Navy’s NCIS Law Enforcement Information Exchange ("LInX"). Both of these platforms are available to U.S. law enforcement agencies at little to no cost. An additional alternative to develop investigative leads is using the law enforcement agency's existing Record Management System ("RMS") search function. We believe CrimeTracer is uniquely positioned due to its comprehensive and regularly enhanced features and functions, and our large private Criminal Justice Information Standard data set which we believe to be the largest available. Further, CrimeTracer is integrated with the Thomson Reuters CLEARTM platform for CLEAR and CrimeTracer subscribers, allowing access to billions of additional public data records in a seamless experience.

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

PlateRanger Competitors

PlateRanger is in an active growing market with multiple offerings. Primary direct competitors include Flock ALPR, Motorola with multiple branded offerings and Genetec. We believe PlateRanger has multiple advantages compared to our competition including product performance as tested by an independent third party, product integration with ShotSpotter, CrimeTracer and Real Time Crime Centers, breadth of functionality, price and customer service.

SafePointe Competitors

SafePointe has a few direct competitors and also competes with a few alternative approaches to weapons detection. Direct competitors include Evolv Technology, Xtract One Technologies, and CEIA USA. Competitors with alternate approaches include ZeroEyes and Omnilert. We believe SafePointe is uniquely positioned in the AI-powered weapons detection space due to its robust and regularly enhanced sensor platform, as well as the cost/benefit ratio we provide to our customers by deploying un-manned lanes and leveraging the Alert Review Center ("ARC"), which provides synergies with ShotSpotter’s IRC.

Intellectual Property

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws, and contractual protections in the United States and other jurisdictions.

As of December 31, 2024, we had 34 issued patents, 28 in the United States, two in Brazil, and one each in Israel, Mexico, the United Kingdom, France and Germany. The issued patents expire on various dates from 2025 to 2034.

We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms.

Human Capital

Our values encourage us to be genuine, innovative, engaged and exceptional. They are built on the foundation that our people and the way we treat one another promote creativity, innovation and productivity, which spur the Company’s success. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and competitive pay and benefits to support our employees’ well-being, and to foster the growth and development of all employees. As of December 31, 2024, we employed 316 people, all but one of whom were full-time and based in the United States. Our total attrition rate in 2024 was less than 20%, we have not experienced work stoppages, and we believe our employee relations are good. We have been designated a Great Place to Work® Company for the last six years.

Diversity, Equity and Inclusion

Our vision is to advance diversity, equity and inclusion across the company. We recognize that everyone deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 31, 2024, women represented 39% of our employees, and underrepresented minorities, defined as those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races, represented 56% of our employees.

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

Board Composition and Refreshment

As stated in our Corporate Governance Guidelines, our board of directors values diversity and recognizes the importance of having unique and complementary backgrounds and perspectives in the board room. Our board of directors endeavors to bring together diverse skills, professional experience, perspectives and cultural backgrounds that reflect our customer base and the citizens served by our customers, and to guide us in a way that reflects the best interests of all of our stockholders. There are currently seven members on our board of directors. As of December 31, 2024, 43% of our board members were women and 57% of our board members were from underrepresented communities.

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

SoundThinking, the SoundThinking logo, ShotSpotterTM, ShotSpotter for CampusTM, ShotSpotter for CorporateTM, ResourceRouter®, CaseBuilderTM, CrimeTracerTM, PlateRanger™ powered by Rekor®, SafePointeTM, SoundThinking Labs and other trade names, trademarks or service marks of SoundThinking appearing in this Annual Report on Form 10-K are the property of SoundThinking, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

We intend to announce material information to the public through filings with the SEC, the investor relations page on our website, which is located at ir.soundthinking.com, press releases, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The information we post through these channels is not a part of this Annual Report. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

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
•
maintain our competitive and technology leadership position; and
•
manage our business successfully through macroeconomic pressures, such as the imposition of tariffs, inflation, rising interest rates, and past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, and any resulting impact on economic conditions, including conditions impacting the availability of funding for our public safety solutions.

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
•
the renewal or non-renewal of subscription agreements with, and expansion of coverage areas by, existing customers; or cross-selling of other products or services to existing customers;
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
•
fluctuations in our effective tax rate;
•
the concentration of our revenue in a small number of large contracts with the potential for fluctuations and delays; and
•
general economic factors, such as the imposition of tariffs, inflation, rising interest rates, past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, and political conditions, both domestically and internationally.

For example, with regard to the concentration of our revenue, for the year ended December 31, 2024, the City of New York and the City of Chicago as our two largest customers accounted for 23% and 10% of the Company’s total revenues, respectively. Our contract with the City of Chicago ended in November 2024 and we renewed our two contracts with the City of New York in the first quarter of 2025. The ending of our contract with the City of Chicago and any inability to renew or delays in renewal of our contract with the City of New York or any of the other factors above or other factors discussed elsewhere in this report will result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

We had a net loss of $9.2 million for the year ended December 31, 2024 and as of December 31, 2024, we had an accumulated deficit of $104.3 million. Although we posted net income in 2020 and 2022, we had a net loss in 2021 and 2023. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•
higher costs to procure the sensors required for our solutions due to inflationary pressures;
•
sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•
research and development related to our solutions, including investments in our engineering and technical teams;
•
acquisition of complementary technologies or businesses, such as our acquisition of LEEDS, LLC, now known as Technologic, in November 2020, our acquisition of Forensic Logic in January 2022 and our acquisition of SafePointe in August 2023;
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

To date, substantially all of our revenues have been derived from contracts with local governments and their agencies, in particular the police departments of major cities in the United States. To a lesser extent, we also generate revenues from federal agencies, foreign governments and higher education institutions. We believe that the success and growth of our business will continue to depend on our ability to add new police departments and other government agencies, domestically and internationally, as customers of our public safety solutions and new universities, corporate campuses and key infrastructure and transportation centers as customers of our security solutions. Many of our target customers have restricted budgets, such that we are forced to compete with programs or solutions that offer an alternative use of the same funds. A number of factors could cause current and/or potential customers to delay or refrain from purchasing our solutions, prevent expansion of, or reduce coverage areas and/or terminate use of our solutions, including:

•
decreases or changes in available funding, including as a result of policies implemented by Trump administration’s Department of Government Efficiency within the Office of Management and Budget (“DOGE”), tax revenues, budgetary allocations, government grants and other government funding programs;
•
potential delays or changes in appropriations or other funding authorization processes;
•
changes in fiscal or contracting policies;
•
macro- and/or local economic changes, such as the imposition of tariffs, inflation, rising interest rates, and past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, that may affect customer funding;
•
changes in elected or appointed officials;
•
changes in public perception of the accuracy of our solutions and the appropriate use of our solutions by law enforcement, including as a result of negative publicity; and
•
changes in laws or public sentiment regarding privacy or surveillance.

For example, our contract with the City of Chicago ended in November 2024 and we were not able to renew or extend our contract. The City of Chicago was one of our largest customers and represented 10% of our total revenues for the year ended December 31, 2024.

The past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy such as the imposition of tariffs, rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, could also cause or exacerbate any of the foregoing. The occurrence of any of the foregoing would impede or delay our ability to maintain or increase the amount of revenues derived from these customers, which could have a material adverse effect on our business, operating results and financial condition.

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

Government entities often require highly specialized contract terms that may differ from our standard arrangements. For example, if the federal government provides grants to certain state and local governments for our solutions, and such governments do not continue to receive these grants, then these customers have the ability to terminate their contracts with us without penalty. Government entities often impose compliance requirements that are complicated, require preferential pricing or “most favored nation” terms and conditions, or are otherwise time-consuming and expensive to satisfy. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Due to the nature of our business as a software-as-a-service provider, we are occasionally unable to meet certain requirements related to the utilization of small businesses in providing our services. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not. During periods of economic uncertainty resulting from the past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy such as the imposition of tariffs, rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, these risks are more pronounced than usual, as government entities struggle with reduced levels of resources related to implications of such global events.

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

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our other products, such as CaseBuilder and ResourceRouter, drives our ability to increase our revenues. Most of our ShotSpotter customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage, including as a negative reaction to price increases. If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate, or may even decline. During periods of economic uncertainty resulting from past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy, such as the imposition of tariffs, rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our SoundThinking solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers; geopolitical developments and other macroeconomic pressures as described above; our ability to expand our solutions; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs or increased prices, unwillingness to expose or lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of SoundThinking solutions by existing public safety customers or adding new customers, our revenues and growth prospects would suffer.

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

In addition, in 2011 the Federal Bureau of Investigation’s (the “FBI”) Criminal Justice Information Services Division (the “CJIS”) issued the CJIS Security Policy, a set of standards for organizations that access criminal justice information (“CJI”). CJIS developed this policy to better protect the data it delivers to federal, state and local law enforcement agencies, from services like the National Crime Information Center, the Integrated Automated Fingerprint Identification System and the National Incident Based Reporting System. The policy is also designed to protect CJI that comes from sources other than the FBI. As part of the process of implementing CaseBuilder for a customer, we may have to become an approved CJIS compliant vendor. In some states CJIS compliance is required, a separate process will have to be completed in locations where CaseBuilder will be implemented.

We are continually improving our security, compliance, and processes. Our general processes are based on the NIST-800-53 standard with some aspects also being controlled by CJIS. In the fourth quarter of 2024, an audit of our processes under a SOC2 Type 2 audit was completed. These initiatives require fiscal and time investments. Failure to obtain a SOC2 Type 2 audit report or to be compliant with the CJIS standard or HIPAA could adversely affect our reputation and sales, as well as the availability of our solutions in certain markets.

Additionally, events affecting our customers’ budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed. During periods of economic uncertainty resulting from the past and potential future disruptions in access to bank capital and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy, such as the imposition of tariffs, rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Changes in the availability of federal funding to support local law enforcement efforts could impact our business.

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. Social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” have increased in past years. In addition, four members of Congress previously requested the Inspector General of the Department of Homeland Security to investigate the appropriateness of the use of federal funds to purchase our ShotSpotter solution. Furthermore, the New York Comptroller previously issued a report with certain conclusions questioning the accuracy and value of our ShotSpotter solution, which that we disputed in a formal reply on the basis that they were misinformed and did not give adequate weight to the New York Police Department’s views. Additionally, funds under the American Rescue Plan Act (“ARPA”), which is a federal stimulus bill that included emergency funding for state, local, territorial and tribal governments to aid public health and economic recovery from the COVID-19 pandemic, are nearing their limit. Changes in the availability of federal funding, such as under ARPA or due to policies implemented by DOGE, may lead to changes in the operations of federal agencies, which may adversely impact our business and operating results. These events may directly or indirectly affect municipal and police agency budgets, including federal funding available to current and potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

Real or perceived false positive gunshot alerts or false positive security threat detection, or failure or perceived failure to generate alerts for actual gunfire or missed weapon detection could adversely affect our customers and their operations, damage our brand and reputation and adversely affect our growth prospects and results of operations.

A false positive alert, in which a non-gunfire incident is reported as gunfire or detection of items that do not actually represent security threats, could result in an unnecessary rapid deployment of police officers and first responders, which may raise unnecessary fear among the occupants of a community or facility, and may be deemed a waste of police and first responder resources. A failure to alert law enforcement or security personnel of actual gunfire or security threats (false negative) or missed weapon detection could result in a less rapid or no response by police officers and first responders, increasing the probability of injury or loss of life. Both false positive alerts and the failure to generate alerts of actual gunfire or security threats (false negative) or missed weapon detection may result in customer dissatisfaction, potential loss of confidence in our solutions, and potential liabilities to customers or other third parties, any of which could harm our reputation and adversely impact our business and operating results. Additionally, third parties may misunderstand or misrepresent what constitutes a false positive or false negative and generate negative publicity regarding our solutions. For example, a June 2024 report by the New York City Comptroller appears to argue that any incident that does not result in a police report is a false positive. The perception of a false positive alert or of a failure to generate an alert or missed weapon detection, even where our customers understand that our solutions were utilized correctly, could lead to negative publicity or harm the public perception of our solutions, which could harm our reputation and adversely impact our business and operating results.

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

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, conditions resulting from changes in gross domestic product growth, labor market shortages, the imposition of tariffs, inflation, interest rates, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, geopolitical tensions, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, terrorist attacks, climate change and global pandemics, could cause a decrease in funds available to our existing and potential customers and negatively affect the rate of growth of our business. Changes in the availability of federal funding, such as under ARPA, and the leadership of federal agencies under the Trump administration, including return-to-office policy, hiring freeze, layoffs, and other policies implemented by DOGE, may lead to changes in the operations of federal agencies, which may adversely impact our business and operating results.

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

New competitors may enter the market for our public safety solutions.

If cities and other government entities increase their efforts to reduce gun violence or our solutions gain visibility in the market, companies could decide to enter into the public safety solutions market and thereby increase the competition we face. In addition to other gunshot detection products, vehicle and plate identification and weapons detection, we also compete with other technologies and solutions targeting our public safety customers’ resources for law enforcement, security teams and crime prevention. Our competitors could benefit from the disclosure of our data or information concerning our techniques and processes due to legal or other obligations (for example, as a result of public-records requests or subpoenas to provide information or to testify in court). Because there are several possible uses for these limited budgetary resources, if we are not able to compete successfully for these limited resources, our business may not grow as we expect, which could adversely impact our revenues and operating results.

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

Part of our growth strategy depends on our ability to increase sales of our security and public safety solutions in markets outside of the United States. and to increase sales of our other solutions to our existing ShotSpotter customers. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer. We are also trying to increase our cross-selling efforts targeted at our existing customers, for example by encouraging our existing ShotSpotter customers to implement our other solutions such as CaseBuilder and ResourceRouter but there is no assurance that our existing customers will be receptive to our other solutions. During periods of economic uncertainty resulting from the past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy such as the imposition of tariffs, rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual.

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
•
litigation- or regulation-related developments; and
•
damage to or degradation of our sensors or sensor network and cameras by third parties.

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

We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, intentional or accidental damage to our technology (including sensors and cameras), website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, natural disasters or security attacks. If our security is compromised, our platform is unavailable or our users are unable to receive our alerts or otherwise communicate with our IRC reviewers, within a reasonable amount of time or at all, our business could be negatively affected. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.

In addition, our IRC department personnel operate either in a hybrid work model or out of our offices. Any interruption or delay in service from our IRC, such as from a communications or power outage, could limit our ability to deliver our solutions. In addition, it may become increasingly difficult to maintain and improve the performance of our solutions, especially during peak usage times as the capacity of our IRC operations reaches its limits. If there is an interruption or delay in service from our IRC operations and a gunshot is detected but not reviewed in the allotted time, our software will flag the incident for off-line review. This may result in delayed notifications to our customers and as a result, we could experience a decline in customer satisfaction with our solutions and our reputation and growth prospects could be harmed.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”) and in November 2022, we amended the Umpqua Credit Agreement to, among other things, extend the maturity date from November 27, 2022 to October 15, 2024, increase the revolving credit commitment from $20.0 million to $25.0 million and increase the letter of credit sub-facility from $6.0 million to $7.5 million. In February 2024, we amended the Umpqua Credit Agreement to extend the maturity date from October 15, 2024 to October 15, 2025. As of December 31, 2024, there was $4.0 million outstanding on our line of credit.

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

The market for security solutions for university campuses, corporate campuses and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence. Because there are several possible uses of funds for security needs, we may face increased challenges in demonstrating or distinguishing the benefits of ShotSpotter for Campus and ShotSpotter for Corporate. In particular, while we have seen growing interest in our security solutions, interest in the indoor gunshot detection offering was limited, and as a result, in June 2018, we made the strategic decision to cease indoor coverage as part of our service offering. If we experience declining interest in any of our offerings, we may cease offering such impacted solution in the future.

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

Real or perceived errors, failures, or bugs in our software could adversely affect our operating results and growth prospects.

Because our software is complex, undetected errors, failures or bugs may occur. Our software is often installed and used with different operating systems, system management software, equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into computing environments may expose undetected errors, compatibility issues, failures or bugs in our software. Despite our testing, errors, failures, or bugs may not be found in our software until it is released to our customers. Moreover, our customers could incorrectly implement or inadvertently misuse our software, which could result in customer dissatisfaction and adversely impact the perceived utility of our products as well as our brand. Any of these real or perceived errors, compatibility issues, failures or bugs in our software could result in negative publicity, reputational harm, loss of or delay in market acceptance of our software, loss of competitive position or claims by customers for losses sustained by them. In any such event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to correct the problem. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions or delays in the use of our solutions, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, our customers may be harmed and we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation or mass arbitration demands; fines and penalties; disruptions of our business operations; reputation harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

Our operations and those of the third parties with whom we work, involve the processing, collection, receipt, storage, storage processing, generation, use, transfer, disclosure, protection, disposal of, transmission, and sharing (collectively, “processing”) of proprietary, confidential and sensitive data, including personal information, intellectual property, trade secrets and other sensitive information such as gunfire incident data, including date, time, address and GPS coordinates, occurring in our customer’s coverage area (collectively, “sensitive information”). Additionally, our systems process information from third parties including criminal justice information.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to increase generally, and are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, and supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats. For example, in November 2023, we discovered that a terminated employee logged on to an employee resource, obtained our confidential information, and began posting some of the information publicly on social media. We took steps to remove the information and prevent the former employee from posting the information again, but we are uncertain to what extent this will reoccur and if it does, whether it will materially impact our business or operations. In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to customer data or other sensitive information. Further, because of the nature of the services that we provide to our customers, we may be a unique target for attacks.

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

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third parties to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we have in the past and could in the future experience adverse consequences. If third parties with whom we work, such as vendors or developers, violate applicable laws or our security policies, such violations may also put our systems and data at risk and could in turn have an adverse effect on our business. In addition, such a violation could expose sensitive data including; criminal justice information, and other data we are contractually obliged to keep confidential. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Vulnerabilities could be exploited and result in a security incident. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

We employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion, or identify security areas or measures for which our customers are responsible. For example, we recommend that customers implement Multifactor Authentication (MFA) when using our products. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer relationships, reputation, and revenue have been and in the future may be adversely impacted.

Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our solutions.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. For example, many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal information. In addition, some of our customers contractually require notification of any data security incident.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our solutions, deter new customers from using our solutions, and negatively impact our ability to grow and operate our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot be sure that such coverage would be adequate or sufficient to protect us from liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, European regulators have proposed a stringent AI regulation, and we expect other jurisdictions will adopt similar laws. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. Additionally, the disclosure and use of personal information in generative AI technologies is subject to various data privacy and security laws and other obligations. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. Also, we use AI/ML to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

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

Legal and Regulatory Risks

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process confidential, proprietary, and/or sensitive information, including data collected by our sensors, personal information business data, trade secrets, and intellectual property. Accordingly, our data processing activities subject us to a variety of data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security and restrictions on audio monitoring and the processing of personal information. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws).

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance.

For example the California Consumer Privacy Act of 2018 (“CCPA”), applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal information. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

Furthermore, our business relies on the acquisition and sale of personal data, including data obtained from third-party data suppliers. Regulators are increasingly scrutinizing the activities of third-party data suppliers and acquisition and sale of personal data from or to third parties, and laws in the United States (including the CCPA and California’s Delete Act) and other jurisdictions, such as Europe (including through the GDPR and the ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such data suppliers, and these suppliers may not be able to provide us with personal information in compliance with these laws.

For example, some data suppliers are required to register as data brokers under California and Vermont law and file reports with regulators, which exposes them to increased scrutiny. Additionally, California’s Delete Act requires the California Privacy Protection Agency to establish by January 1, 2026 a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal information held by all registered data brokers and their service providers. Moreover, data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for us or our suppliers to provide the data that the costs associated with the data materially increase or may materially decrease the availability of data that data suppliers can provide. Obtaining and selling personal data from third parties carries risk to us. For example, we have registered as a data broker and file reports with certain regulators, which exposes us to increased scrutiny.

In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, provided appropriate notice to data subjects, obtained necessary consents, or established a legal basis for the transfer and processing of the data by us. These challenges may make it so difficult for us and our suppliers to provide the data and the costs associated with the data materially increase or may materially decrease the availability of data that we or our data suppliers can provide.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, security, and AI. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy and security expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

As of December 31, 2024, we had federal net operating loss carryforwards (“NOLs”) of approximately $50.0 million, of which $45.1 million will begin to expire in 2030, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of December 31, 2024, we also had state NOLs of approximately $41.5 million, which begin expiring in 2025. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of December 31, 2024, we had 34 issued patents directed to our technologies, 28 in the United States, two in Brazil, one each in Israel, Mexico, the United Kingdom, France and Germany. The issued patents expire on various dates from 2025 to 2034. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party which expired in November 2023. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

Risks Related to the Ownership of Our Common Stock

We have identified a material weakness in our internal control over financial reporting as of December 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment of our internal control over financial reporting, under the criteria described in the preceding sentence, management has identified a material weakness in internal control during the year ended December 31, 2024. See Part II, Item 9A, “Controls and Procedures” of this report. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Management has been implementing and continues to implement measures to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

In November 2022, our board of directors approved a new stock repurchase program for up to $25.0 million of our common stock, of which $11.6 million was utilized as of December 31, 2024. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

As a public company, we are incurring significant levels of legal, accounting, insurance and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources as compared to when we operated as a private company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Furthermore, if any issues in complying with those requirements are identified (for example, our recent identification of a material weakness over our internal controls over financial reporting and any additional material weaknesses or significant deficiency in the internal control over financial reporting that we or our independent registered public accounting firm may identify in the future), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional corporate employees to comply with these requirements, we may need to hire more corporate employees in the future or engage outside consultants, which would increase our costs and expenses.

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

Our information security and engineering functions, led by our Vice President of Operational Engineering, help identify, assess and manage the Company’s cybersecurity threats and risks. These teams identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our industry’s risk profile using various methods including, for example manual and automated tools (including firewalls and endpoint protection); subscribing to and analyzing reports and services that identify cybersecurity threats; conducting scans of our environment; evaluating threats reported to us and coordinating with law enforcement concerning certain threats as may be appropriate; conducting threat assessments of both internal and external threats; conducting risk, threat and vulnerability assessments to identify vulnerabilities; working with third parties to conduct testing and tabletop exercises; and using external threat intelligence feeds.

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

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and network and cellular communications providers. We have a vendor management program to manage cybersecurity risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including for example, conducting risk assessment of certain vendors, providing our vendors with a security questionnaire or reviewing their SOC report, reviewing the vendor’s written information security program in certain circumstances, conducting audits of our vendors as may be needed, and requiring certain technical controls of our vendors through contractual obligations.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risks titled “If our information technology systems or data, or those of third parties with whom we work, are or were compromised, our solutions may be perceived as not being secure, our customers may be harmed and we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation or mass arbitration demands; fines and penalties; disruptions of our business operations; reputation harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of Operational Engineering. Our Vice President of Operational Engineering has over thirty years of experience in information technology and information security management and oversees our operational engineering component, which includes our information security function, IT, networking, cloud operations, and development operations teams.

Our Vice President of Operational Engineering is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Financial Officer is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Chief Executive Officer, Chief Financial Officer, and the Vice President of Operational Engineering. Those members of management work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes includes members of management reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from the Chief Financial Officer concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. PROPERTIES

Our principal facilities consist of office space for our corporate headquarters in Fremont, California. We also have offices in Washington D.C., Iselin, New Jersey and Tucson, Arizona.

We lease our facilities and do not own any real property. We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. LEGAL PROCEEDINGS

On August 28, 2018, Silvon S. Simmons (the “Plaintiff”) amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add us and certain of our employees as defendants. The amended complaint alleged conspiracy to violate the Plaintiff's civil rights, denial of the right to a fair trial, and malicious prosecution. The Plaintiff claimed that we colluded with the City of Rochester to fabricate and create gunshot alert evidence to secure Plaintiff’s conviction. On the basis of the allegations, the Plaintiff petitioned for compensatory and punitive damages and other costs and expenses, including attorney’s fees. In September 2024, SoundThinking was dismissed from the lawsuit.

We may become subject to legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations and other matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

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

On March 27, 2025, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $18.52 per share. As of March 27, 2025, we had approximately 56 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

There were no repurchases during the three months ended December 31, 2024. During the year ended December 31, 2024, the Company repurchased 418,940 shares of its common stock at an average price of $14.31 per share for a total of $6.0 million under its stock repurchase program.

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

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. In April 2023, we changed the company name, ShotSpotter, Inc., to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebranding, we introduced our SafetySmartTM platform that includes six data-driven tools consisting of: (i) our flagship product, ShotSpotter®, our leading outdoor gunshot detection, location and alerting system trusted by 177 cities and 20 universities and corporations as of December 31, 2024, (ii) CrimeTracer™, a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™, which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an ALPR and vehicle identification solution that leverages AI and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement, introduced in July 2024 through a strategic partnership with Rekor Systems, Inc. and (vi) SafePointe™, an AI-based weapons detection system. We also offer other security solutions within our flagship product offering ShotSpotter, including ShotSpotter for Campus and ShotSpotter for Corporate that are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. SoundThinking Labs supports innovative uses of the Company's technology to help protect wildlife and the environment.

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

We offer our solutions on a software-as-a-service subscription model to our customers. We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution, CaseBuilder an offering of CaseBuilder focused on gun violence, and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. We generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two lanes. As of December 31, 2024, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract for over 1,076 square miles, of which over 1,074 square miles had gone live. Coverage areas under contract for ShotSpotter included 177 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 20 campuses/sites across the United States, South Africa, Brazil and the Bahamas, including some of the largest cities in the United States. As of December 31, 2024, we had 277 SafePointe lanes under contract. Most of our revenues are attributable to customers based in the United States.

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

In July 2024, we announced a strategic partnership to create and launch a new end-to-end vehicle and ALPR public safety solution, “PlateRanger, Powered by Rekor.” This collaboration combines SoundThinking's expertise in acoustic gunshot detection and investigative solutions with Rekor's vehicle ALPR solutions.

Since our founding over 28 years ago, SoundThinking has been and continues to be a purpose-led company. We are a mission-driven organization that focuses on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful, and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

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

We generated revenues of $102.0 million, $92.7 million, and $81.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, representing year-over-year increases of 10% and 14%. For the years ended December 31, 2024, 2023 and 2022, revenues from ShotSpotter represented approximately 71%, 70% and 69% of total revenues, respectively. Our two largest customers, the City of New York and the City of Chicago, each accounted for 23% and 10%, respectively, of our total revenues for the year ended December 31, 2024. The City of New York and the City of Chicago each accounted for 25% and 9%, respectively, of our total revenues for the year ended December 31, 2023. The City of New York and the City of Chicago each accounted for 30% and 10%, respectively, of our total revenues for the year ended December 31, 2022. Substantially all of our revenues for the years ended December 31, 2024, 2023 and 2022 were derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands). Our contract with the City of Chicago ended in November 2024.

We had net loss of $9.2 million for the year ended December 31, 2024, net loss of $2.7 million for the year ended December 31, 2023, and net income of $6.4 million for the year ended December 31, 2022. Our accumulated deficit was $104.3 million and $95.1 million as of December 31, 2024 and 2023, respectively.

During the year ended December 31, 2023, the fair value of the contingent consideration that we recorded in connection with our acquisition of Forensic Logic, decreased to zero by $3.2 million, based upon adjustments to recorded liabilities as a result of actual revenues.

During the year ended December 31, 2024, the fair value of the contingent consideration that we recorded in connection with our acquisition of SafePointe decreased to zero by $0.6 million. During the year ended December 31, 2023, the fair value of the contingent consideration that we recorded in connection with our acquisition of SafePointe decreased by $2.4 million. These adjustments were prompted by revised revenue estimates for 2024 and 2025, which were incorporated into our fair value methodology.

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

We will also focus on expanding our business by introducing new products and services to existing customers, such as ResourceRouter, CrimeTracer and as a result of our acquisition of SafePointe, an AI-driven weapon detection system, and acquiring intellectual property assets. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth. We believe our large and growing installed base of police departments who trust SoundThinking’s products, support, and way of doing business provide revenue growth opportunities. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent. Consistent with this strategy, we expanded our suite of solutions with the acquisitions of Technologic, Forensic Logic and SafePointe.

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

Key Business Metrics

	December 31,
	2024		2023
Revenue retention rate	105%		107%
Sales and marketing spend per $1.00 of new annualized contract value	$0.63		$0.52
Net new "go-live" square miles	(64)	*	155
Net new "go-live" cities and universities	25		25
Annual recurring revenue (in millions)	$95.6		$95.4

*2024 "go-live" square miles is negative due to the fact that contract with City of Chicago was terminated in 2024.

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

Components of Results of Operations

Revenues

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis and generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two sensors. Our security solutions, ShotSpotter for Campus and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter, CaseBuilder and CrimeTracer solutions are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city.

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

For ShotSpotter sales to cities, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. For SafePointe, we generally invoice the first year's subscription price when the contract is fully executed. For ShotSpotter for Campus, ShotSpotter for Corporate and CrimeTracer, we generally invoice customers 100% of the total contract value when the subscription service is operational, which is often soon after contract execution. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter.

For ShotSpotter, our pricing model is based on a per-square-mile basis. For SafePointe, our pricing model is based on a per-lane basis. For ShotSpotter for Campus, ShotSpotter for Corporate and CaseBuilder, our pricing model is on a customized-site basis. For ResourceRouter, CaseBuilder and CrimeTracer, pricing is currently customized, generally tied to the number of sworn police officers in a particular agency. We may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

We also generate revenues from CaseBuilder, a first-of-its-kind digital case management solution that automates the process by which key information is input, captured and used to identify associated gun crime cases leading to the identification of persons of interest. Subscriptions for CaseBuilder recognize revenue similar to our ShotSpotter and CrimeTracer products.

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

We are investing in engineering resources to support further development of ResourceRouter, CrimeTracer, CaseBuilder, PlateRanger and SafePointe. The focus of this effort will be in the areas of data science modeling, user experience, core application functionality and backend infrastructure improvements, including integration of ShotSpotter gunshot data to enhance forecasting of gun violence.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2024 and 2023 (in thousands):

		As a % of		As a % of	Change
	2024	Revenues	2023	Revenues	$	%
Revenues	$102,031	100%	$92,717	100%	$9,314	10%
Costs
Cost of revenues	43,542	43%	39,874	43%	3,668	9%
Impairment of property and equipment	605	1%	114	—	491	431%
Total costs	44,147	44%	39,988	43%	4,159	10%
Gross profit	57,884	56%	52,729	57%	5,155	10%
Operating expenses:
Sales and marketing	28,138	28%	26,959	29%	1,179	4%
Research and development	13,925	14%	12,138	13%	1,787	15%
General and administrative	23,894	23%	20,557	22%	3,337	16%
Change in fair value of contingent consideration	(554)	-1%	(5,686)	-6%	5,132	-90%
Restructuring expense	336	—	—	—	336	—
Total operating expenses	65,739	64%	53,968	58%	11,771	22%
Operating income (loss)	(7,855)	-8%	(1,239)	-1%	(6,616)	534%
Other expense, net	(547)	—	(275)	—	(272)	-99%
Provision for income taxes	778	1%	1,204	1%	(426)	-35%
Net income (loss)	$(9,180)	-9%	$(2,718)	-2%	$(6,462)	238%

Revenues

The increase of $9.3 million was primarily attributable to an $6.2 million increase in revenues from new customers and expansions of existing customer coverage areas, $2.0 million increase due to 12 months of revenue in 2024 compared to four months in 2023 from acquisition of Safepointe and $2.0 million increase from new CaseBuilder customers. ShotSpotter went live in 20 new cities and five universities during the year ended December 31, 2024. Revenue was affected by the delay of approximately $3.5 million of two contract renewals with the City of New York, which were renewed in first quarter of 2025.

Costs

The increase in costs of $4.2 million was primarily due to 12 months of expenses related to SafePointe in 2024 compared to four months in 2023, as well as personnel-related costs as we continue to grow our business. In addition, operating expenses in 2023 included the continent consideration adjustment of $5.7 million in 2023 associated with the Forensic Logic and SafePointe acquisitions.

Gross Profit

Gross profit as a percentage of revenues remained stable.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense increased by $1.2 million and was primarily due to 12 months of expenses related to SafePointe in 2024 compared to four months in 2023, offset by $0.7 million reduced costs in outside commission.

Research and Development Expense

Research and development expense increased by $1.8 million primarily due to 12 months of expenses related to SafePointe in 2024 compared to four months in 2023.

General and Administrative Expense

General and administrative expense increased by $3.3 million and was primarily due to a $2.2 million increase in stock-based compensation, a $0.9 million increase in bonus expense and a $1.4 million increase due to 12 months of expenses related to SafePointe in 2024 compared to four months in 2023, and offset by decrease of $1 million in legal fees related to the 2023 acquisition of SafePointe.

Change in Fair Value of Contingent Consideration

The fair value of contingent consideration related to our acquisitions decreased by $0.6 million during the year ended December 31, 2024. This reflected a decrease in the fair value of the SafePointe contingent consideration liability, based upon revised 2024 and 2025 revenue estimates utilized in the fair value methodology to estimate the contingent liability for the earnouts.

Restructuring Expense

Restructuring expense related to the workforce reduction during 2024 amounted to $0.3 million, consisting of cash expenditures for severance and other employee separation-related costs.

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

Comparison of the Years Ended December 31, 2023 and 2022

For discussion of our 2023 results and a comparison with 2022 results please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that was filed with the SEC on April 1, 2024 (the "2023 Form 10-K").

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $13.2 million and account receivable of $25.5 million as of December 31, 2024. On December 31, 2024, our available credit facility was approximately $21.0 million and we had $4.0 million outstanding on our line of credit, which was primarily used to fund our acquisition of SafePointe.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of $38.4 million. However, should additional working capital be needed, we can utilize our unused credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenues growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee that debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

During the year ended December 31, 2024, we repurchased 418,940 shares of our common stock at an average price of $14.31 per share for approximately $6.0 million, under the 2022 Repurchase Program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of December 31, 2024, $13.4 million remains available under the 2022 Repurchase Program.

Credit Facility

In September 2018, we entered into our Umpqua Credit Agreement, initially providing for borrowing capacity of $10.0 million. The agreement was amended in November 2022 to increase the size of our available credit facility to $25.0 million with an expiration date of October 15, 2024, and further amended in February 2024 to extend the expiration date to October 15, 2025. The revolving loan facility is for general working capital purposes. Our available credit facility as of December 31, 2024 was $21.0 million. On December 31, 2024, there was $4.0 million outstanding on our line of credit. The Umpqua Credit Agreement subjects us to certain restrictive and financial covenants, see the risk entitled “The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions” in Part I, Item 1A, Risk Factors, included in this Annual Report on Form 10-K. We are in compliance with all covenants under the Umpqua Credit Agreement as of December 31, 2024.

Cash Flows

Comparison of Years Ended December 31, 2024 and 2023

The following table presents a summary of our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$22,220	$10,951
Investing activities	(6,432)	(16,485)
Financing activities	(8,247)	795
Net change in cash and cash equivalents	$7,541	$(4,739)

As of December 31, 2024 and 2023, $0.8 million and $0.5 million in cash was held by our consolidated foreign subsidiaries, respectively.

Operating Activities

Our net income (loss) and cash flows provided by operating activities are impacted by more collections and increase in deferred revenue in 2024 and offset by timing of account receivable collection and accruals for increased expenses.

Net cash provided by operating activities increased by $11.3 million in the year ended December 31, 2024 compared to net cash provided in the same period of 2023, primarily due to an increase of $4.4 million in the change of deferred revenue and an increase of $4.4 million in account receivable collection and $1.9 million in other liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investments in intangible assets.

Investing activities used $6.4 million and $16.5 million in the years ended December 31, 2024 and 2023, respectively. We completed our acquisition of SafePointe for approximately $11.0 million in cash, net of $0.4 million cash acquired at closing during the year December 31, 2023.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and proceeds from the employee stock purchase plan (“ESPP”) purchases, offset by payments for repurchases of our common stock and debt.

Financing activities used $8.2 million in cash during the year ended December 31, 2024. This was primarily due to $3.0 million in payment on our line of credit and $6.0 million in payments for repurchases of our common stock, offset by $0.7 million in proceeds from ESPP purchases. We paid $1.5 million for contingent consideration liability in 2023 and $5.6 million for common stock repurchase and raised $7.0 million from line of credit.

Comparison of the Years Ended December 31, 2023 and 2022

A discussion of changes in our cash flows from the year ended December 31, 2022 to the year ended December 31, 2023 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 2023 Form 10-K.

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

Revenue Recognition

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Subscription revenue is recognized over the term of the subscription as services are provided.

Key judgments include:

Identification of Performance Obligations – Our subscription contracts often include multiple components, such as access to our platform, customer support, and periodic software updates. We assess whether these components are distinct and require separate revenue recognition.

Determination of Standalone Selling Prices (SSP) – When contracts contain multiple performance obligations, we allocate transaction prices based on the relative SSP of each component. This requires management judgment, particularly when there is no observable selling price.

Timing of Revenue Recognition – Subscription fees are generally recognized ratably over the contract term. However, upfront fees and non-refundable payments require assessment to determine whether they represent a separate performance obligation.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognize compensation expense of those awards over the requisite service period. We recognize the impact of forfeitures on stock-based compensation expense as forfeitures occur. We apply the straight-line method of expense recognition. We use the Black-Scholes option-pricing model to determine the fair value of stock options and ESPP shares. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of the awards, including the expected term of the award and the price volatility of the underlying stock. We calculate the fair value of the awards by using the Black-Scholes option-pricing model with the following assumptions:

Expected Volatility - We estimate volatility based on the historical volatility of our stock.

Expected Term - The expected term of the awards represents the period that the stock-based awards are expected to be outstanding. We estimate expected term based on our historical experience with stock option grants.

Risk-Free Interest Rate - We estimate the risk-free interest rate based on the yield on the U.S. Treasury yield curve in effect at the grant date.

Expected Dividend Yield - We have not declared or paid dividends to date and does not anticipate declaring dividends. As such, expected dividend yield is zero.

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

Goodwill

Goodwill represents the excess of amounts paid over the fair value of net assets acquired from a business acquisition. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units and determination of the fair value of each reporting unit. We have concluded there is only one reporting unit for purposes of performing the goodwill impairment test. The fair value of each reporting unit is estimated primarily through the use of market capitalization as a key input. This analysis involves calculating our market capitalization, which is derived from multiplying our closing stock price by the number of outstanding shares, and then comparing it against the net asset value. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. We performed our annual test for goodwill impairment as of October 1, 2024 and concluded that no impairment charge was necessary.

Valuation and Impairment of Long-Lived Assets

Our intangible assets with a finite life are primarily composed of developed technology, customer relationships, and tradenames acquired in conjunction with the acquisition. We make significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions. Intangible assets are generally amortized on a straight-line basis over their estimated useful lives of 3 to 14 years. We base the useful lives and related amortization expense on the period of time we estimate the assets will generate revenue or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the assets. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

The assessment of whether an indication of impairment exists is performed at the end of each reporting period and requires the application of judgment, historical experience, and external and internal sources of information. We make estimates in determining the future cash flows and discount rates in the quantitative impairment test to compare the fair value to the carrying value.

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

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. At December 31, 2024, the outstanding balance of our Credit Agreement was $4.0 million, which bears interest at a variable rate. At December 31, 2024, the rate in effect was approximately 6.5%. Based on the outstanding balance of our Credit Agreement at December 31, 2024, a 100 basis point increase in the interest rate would increase interest expense by $0.04 million annually.

Our cash includes cash in readily available checking and money market accounts. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $13.2 million as of December 31, 2024, which consists entirely of bank deposits.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally the South African Rand. Movements in foreign currencies in which we transact business could significantly affect future net earnings. However, if the average value of the South African Rand had been 10% higher relative to the U.S. dollar during 2024, 2023 or 2022, it would not have resulted in a significant impact to our results of operations for the years ended December 31, 2024, 2023 or 2022. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of SoundThinking, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SoundThinking, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long-Lived Asset Impairment Evaluation

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company reviews its long-lived assets periodically to determine whether indicators of potential impairment exist. Potential impairment is determined by comparing the carrying value of the assets with the expected undiscounted future cash flows to be provided by activities of the business or related asset groups. If the sum of the expected undiscounted future cash flows is less than the carrying value, an impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. Management identified triggering events during the year ended December 31, 2024, for specific asset groups, that indicated that long-lived assets could potentially be impaired and performed an impairment test with respect to such asset groups.

While the impairment test did not result in the recording of any impairment loss, the impairment test is complex and involves a high degree of auditor judgment and subjectivity when determining the asset groups to be evaluated for impairment, estimating expected future cash flows to be provided by activities of the identified asset groups, and estimating fair values of the assets or asset groups when applicable.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included substantively testing the appropriateness of the judgments and assumptions used by management in conducting its impairment analysis, including:

•
Confirmed the appropriateness of the asset groups evaluated in performing management’s impairment analysis.
•
Tested management’s significant assumptions used including forecasted revenue and forecasted fixed and variable costs used in estimating the net cash flows expected to be provided by the activities of the asset groups, including the completeness and accuracy of the underlying data supporting the assumptions.
•
Evaluated audit evidence from events and transactions occurring after the measurement date.
•
Performed a sensitivity analysis over the growth rates, operating margin, and other assumptions used in management’s analysis compared to historical performance.
•
Compared previously forecasted financial information to historical results to assess the reasonableness of future forecasted financial information used in the analysis.
•
Evaluated consistency of assumptions used in management’s analysis with market and industry data.
•
Evaluated the consistency of assumptions used in management’s analysis with assumptions used in other areas of the audit.

We have served as the Company's auditor since 2017.

/S/ Baker Tilly US, LLP

Minneapolis, MN

March 31, 2025

SoundThinking, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$13,183	$5,703
Accounts receivable and contract assets, net	25,464	30,700
Prepaid expenses and other current assets	4,881	3,902
Total current assets	43,528	40,305
Property and equipment, net	20,131	21,028
Operating lease right-of-use assets	1,878	2,315
Goodwill	34,213	34,213
Intangible assets, net	33,182	36,938
Other assets	3,861	3,909
Total assets	$136,793	$138,708
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,442	$3,031
Line of credit	4,000	7,000
Deferred revenue, short-term	38,401	41,265
Accrued expenses and other current liabilities	10,216	8,521
Total current liabilities	56,059	59,817
Deferred revenue, long-term	5,832	812
Deferred tax liability	1,361	1,226
Other liabilities	1,142	2,096
Total liabilities	64,394	63,951
Commitments and contingencies (Note 18)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,634,485 and 12,761,448 shares issued and outstanding as of December 31, 2024 and 2023, respectively	64	64
Additional paid-in capital	177,021	170,139
Accumulated deficit	(104,298)	(95,118)
Accumulated other comprehensive loss	(388)	(328)
Total stockholders' equity	72,399	74,757
Total liabilities and stockholders' equity	$136,793	$138,708

See accompanying notes to consolidated financial statements.

SoundThinking, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$102,031	$92,717	$81,003
Costs
Cost of revenues	43,542	39,874	34,218
Impairment of property and equipment	605	114	—
Total costs	44,147	39,988	34,218
Gross profit	57,884	52,729	46,785

Operating expenses
Sales and marketing	28,138	26,959	22,416
Research and development	13,925	12,138	10,026
General and administrative	23,894	20,557	15,750
Restructuring expense	336	—	—
Change in fair value of contingent consideration	(554)	(5,686)	(9,154)
Total operating expenses	65,739	53,968	39,038
Operating income (loss)	(7,855)	(1,239)	7,747
Other income (expense), net
Interest income (expense), net	(154)	(48)	45
Other expense, net	(393)	(227)	(240)
Total other expense, net	(547)	(275)	(195)
Income (loss) before income taxes	(8,402)	(1,514)	7,552
Provision for income taxes	778	1,204	1,167
Net income (loss)	$(9,180)	$(2,718)	$6,385
Net income (loss) per share, basic	$(0.72)	$(0.22)	$0.52
Net income (loss) per share, diluted	$(0.72)	$(0.22)	$0.52
Weighted-average shares used in computing net income (loss) per share, basic	12,710,236	12,425,132	12,171,609
Weighted-average shares used in computing net income (loss) per share, diluted	12,710,236	12,425,132	12,317,707

See accompanying notes to consolidated financial statements.

SoundThinking, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(9,180)	$(2,718)	$6,385
Other comprehensive loss:
Change in foreign currency translation adjustment, net of taxes	(60)	(38)	(52)
Comprehensive income (loss)	$(9,240)	$(2,756)	$6,333

See accompanying notes to consolidated financial statements.

SoundThinking Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity/
	Shares	Par Value	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2021	11,703,430	$58	$132,780	$(98,785)	$(238)	$33,815
Exercise of stock options	41,819	1	537	—	—	538
Repurchase of common stock	(106,992)	—	(3,084)	—	—	(3,084)
Issuance of common stock from ESPP purchases	33,161	—	797	—	—	797
Vesting of restricted stock units	107,971	—	—	—	—	—
Issuance of common stock for acquisition	464,540	3	14,263	—	—	14,266
Stock-based compensation	—	—	8,280	—	—	8,280
Foreign currency translation loss	—	—	—	—	(52)	(52)
Net income	—	—	—	6,385	—	6,385
Balance at December 31, 2022	12,243,929	62	153,573	(92,400)	(290)	60,945
Exercise of stock options	19,021	—	150	—	—	150
Repurchase of common stock	(228,782)	—	(5,595)	—	—	(5,595)
Issuance of common stock from ESPP purchases	37,824	—	740	—	—	740
Vesting of restricted stock units	135,239	—	—	—	—	—
Issuance of common stock for acquisition	554,217	2	11,289	—	—	11,291
Stock-based compensation	—	—	9,982	—	—	9,982
Foreign currency translation loss	—	—	—	—	(38)	(38)
Net loss	—	—	—	(2,718)	—	(2,718)
Balance at December 31, 2023	12,761,448	64	170,139	(95,118)	(328)	74,757
Exercise of stock options	19,765	—	59	—	—	59
Repurchase of common stock	(418,940)	(1)	(5,999)	—	—	(6,000)
Issuance of common stock from ESPP purchases	61,710	—	694	—	—	694
Vesting of restricted stock units	210,502	1	—	—	—	1
Stock-based compensation	—	—	12,128	—	—	12,128
Foreign currency translation loss	—	—	—	—	(60)	(60)
Net loss	—	—	—	(9,180)	—	(9,180)
Balance at December 31, 2024	12,634,485	$64	$177,021	$(104,298)	$(388)	$72,399

See accompanying notes to consolidated financial statements.

SoundThinking, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(9,180)	$(2,718)	$6,385
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	6,211	6,718	6,400
Amortization of intangible assets	3,857	3,920	2,799
Impairment of property and equipment	605	114	—
Stock-based compensation	12,128	9,982	8,282
Change in fair value of contingent consideration	(554)	(5,686)	(9,154)
Deferred taxes	135	541	685
Loss on disposal of property and equipment	24	—	—
Allowance for credit losses	176	99	(74)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	5,060	619	(14,530)
Prepaid expenses and other assets	(932)	(1,357)	(1,168)
Accounts payable	792	1,094	(18)
Accrued expenses and other liabilities	1,740	(149)	947
Deferred revenue	2,158	(2,226)	11,630
Net cash provided by operating activities	22,220	10,951	12,184
Cash flows from investing activities:
Purchase of property and equipment	(6,327)	(5,053)	(10,915)
Investment in intangible and other assets	(105)	(437)	(6)
Business acquisition, net of cash acquired	—	(10,995)	(4,618)
Net cash used in investing activities	(6,432)	(16,485)	(15,539)
Cash flows from financing activities:
Payment of contingent consideration liability	—	(1,500)	—
Proceeds from (Payment on) line of credit	(3,000)	7,000	—
Proceeds from exercise of stock options	59	150	538
Repurchases of common stock	(6,000)	(5,595)	(3,084)
Proceeds from employee stock purchase plan	694	740	797
Net cash provided by (used in) financing activities	(8,247)	795	(1,749)
Change in cash, cash equivalents	7,541	(4,739)	(5,104)
Effect of exchange rate on cash and cash equivalents	(61)	(37)	(53)
Cash, cash equivalents at beginning of year	5,703	10,479	15,636
Cash, cash equivalents at end of year	$13,183	$5,703	$10,479

Supplemental cash flow disclosures:
Cash paid for interest	$394	$151	$—
Cash paid for tax	$737	$889	$—
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$88	$477	$404
Estimated fair value of contingent consideration for business combination at closing	$—	$2,994	$12,400
Fair value of common stock issued as consideration for acquisitions	$—	$11,291	$14,266

See accompanying notes to consolidated financial statements.

SoundThinking, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

SoundThinking, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions, combining data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. As of December 31, 2024, the Company had approximately 328 customers and to date have worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

In April 2023, the Company's name changed to SoundThinking, Inc., reflecting its broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebrand, the Company introduced its SafetySmart™ platform that includes six data-driven tools consisting of (i) its flagship product, ShotSpotter®, the leading outdoor gunshot detection, location and alerting system trusted by 177 cities and 20 universities and corporations as of December 31, 2024, (ii) CrimeTracer™, a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve crimes, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ that directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an advanced license plate recognition ("ALPR") and vehicle identification solution that leverages artificial intelligence ("AI") and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement, introduced in July 2024 through a strategic partnership with Rekor Systems, Inc and (vi) SafePointe™, an AI-based weapons detection system. The Company offers its solutions on a software-as-a-service subscription model to its customers.

ShotSpotter for Campus and ShotSpotter for Corporate, are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses, and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. In 2019, the Company created a technology innovation unit, SoundThinking Labs, to expand its efforts supporting innovative uses of its technology to help protect wildlife and the environment. Additionally, the Company provides maintenance and support services and professional software development services to two customers, through sales channel intermediaries.

The Company’s principal executive offices are located in Fremont, California. The Company has six wholly-owned subsidiaries.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2024, but are not necessarily indicative of the results of operations or cash flows to be anticipated for any future period.

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

Revenue Recognition – Subscription Services

The Company generates annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis and generates annual subscription revenues from the deployment of SafePointe on a per-lane basis. The Company's three security solutions, ShotSpotter for Campus and ShotSpotter for Corporate, as well as CaseBuilder, CrimeTracer and ResourceRouter are typically sold on a subscription basis, each with a customized deployment plan.

The Company generates a majority of its revenues from the sale of platform subscription services, in which gunshot data generated by Company-owned sensors and software is sold to customers through a cloud-based hosting application for a specified contract period. Typically, the initial contract period is one to three years in length. The subscription contract is generally noncancelable without cause. Generally, these service arrangements do not provide the customer with the right to take possession of the hardware or software supporting the subscription service at any time. A small portion of the Company’s revenues are generated from the delivery of setup services to install Company-owned sensors in the customer’s coverage area and other services including training and a license to integrate with third-party applications.

The Company generally invoices customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. This applies to ShotSpotter, ShotSpotter for ShotSpotter for Campus, ShotSpotter for Corporate, CaseBuilder, ResourceRouter and SafePointe. If it is a multi-year contract, the Company invoices 50% of the first-year fees upon contract execution and the remaining 50% of the first-year fees when the service is operational and ready to go live. The following years are invoiced 100% at each annual anniversary. For CrimeTracer, the Company generally invoices the first year's subscription price when the contract is fully executed. The Company invoices CrimeTracer subscription service renewals for 100% of the total contract value when the renewal contract is executed. All fees billed in advance of services being delivered are recorded as deferred revenue.

For ShotSpotter, the pricing model is based on a per-square-mile basis. For SafePointe, the pricing model is based on a per-lane basis. For ShotSpotter for Campus, ShotSpotter for Corporate and CaseBuilder, the pricing model is on a customized-site basis. For ResourceRouter and CrimeTracer, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. The Company may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of the process for invoicing contracts and renewals upon execution, cash flows from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

The Company recognizes revenues upon the satisfaction of performance obligations. At contract inception, the Company assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a product or service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. The Company determined that the subscription services, training, and licenses to integrate with third-party applications are each distinct and represent separate performance obligations. The setup activities are not distinct from the subscription service and are combined into the subscription service performance obligation. However, setup fees may provide a material right to the customer that has influence over the customer's decision to renew. The total contract value is allocated to each performance obligation identified based on the standalone selling price of the service. Discounts are allocated pro-rata to the identified performance obligations.

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

The Company capitalizes certain incremental costs of obtaining a contract, which includes sales commissions, based on the first-year fee upon booking of a new contract. These capitalized commissions are amortized on a straight-line basis over the expected customer life, which is determined to be five years. As there are not commensurate commissions earned on renewals of the subscription services, the Company recognizes the commissions as expense when the renewal invoice is paid instead of capitalizing them. Amortization of capitalized commissions is included in sales and marketing expense and was $1.4 million, $1.1 million, and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Gross Versus Net Presentation

The Company’s single software license on premise instance and related maintenance and support service agreement was facilitated through a sales channel intermediary. The Company presents the total value of the billings to the end-user as revenue (or gross) and that portion of the billings to the customer retained by the sales channel intermediary as a sales cost which is included in sales and marketing in the accompanying statement of operations, as the Company determined that it is the principal in the arrangement. The Company’s conclusion is based on its role in controlling the products and services consumed by the end-customer throughout the license term or development life cycle, combined with its control over the price charged to the end-user for such products and services, and the inability of the sales channel intermediary to direct or control the services provided to the customer. The fees paid to the sales channel intermediary are expensed as incurred as it relates to a period of performance of one year, and the sales channel intermediary is paid the same rate of commission on license term renewals or additional professional services that are sold to the customer.

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

Advertising and Public Relations Costs

Advertising and public relations costs are expensed as incurred. Advertising and public relations costs were $2.1 million, $2.0 million, and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and were included in sales and marketing expense in the consolidated statements of operations.

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

At December 31, 2024 and 2023, the Company’s cash and cash equivalents consisted of cash deposited in financial institutions.

Restricted cash

Cash balances that are legally, contractually or otherwise restricted as to withdrawal or usage are considered restricted cash. The Company had no restricted cash balances at December 31, 2024 and December 31, 2023.

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

The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for credit losses based on the Company’s historical experience. The Company had an allowance for credit losses of $0.3 million and $0.1 million at December 31, 2024 and 2023, respectively.

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation ("FDIC") and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2024, the Company had approximately $12.4 million, $5,000, and $7,000 deposited with the Company's three domestic financial institutions for which $250,000 is insured per institution under FDIC limits.

Concentration of Accounts Receivable and Contract Assets — At December 31, 2024, one customer accounted for 19% of the Company’s total accounts receivable. At December 31, 2023, two customers accounted for 24% and 10% of the Company’s total accounts receivable.

Concentration of Revenues — For the year ended December 31, 2024, two customers accounted for 23% and 10%, of the Company’s revenues. For the year ended December 31, 2023, two customers accounted for 25% and 9%, of the Company’s revenues. For the year ended December 31, 2022, two customers accounted for 30% and 10%, of the Company’s revenues.

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

Goodwill

Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. Goodwill is tested for impairment at the reporting unit level (the Company has one reporting segment and tests at the company level) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company operates as one reportable segment. It performed its annual test for goodwill impairment as of October 1, 2024 and concluded that no goodwill impairment charge was necessary. Since inception through December 31, 2024, the Company has not recorded any goodwill impairment.

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

Royalty Expense

In 2009, the Company entered into a license agreement with a third-party relating to a patented gunshot digital imaging system that facilitates integration with certain third-party systems. The terms of the license agreement require the Company to pay a one-time fee of $5,000 for each license sold to a customer allowing the customer to integrate their ShotSpotter service with a third-party application, such as a video management system, with a minimum annual amount due of $75,000. The Company incurred $155,000 in 2023 and the minimum amount of $75,000 in 2022 related to this agreement. The license agreement terminated in November 2023.

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

Stock Repurchases

The Company has a stock repurchase program that is executed through purchases made from time to time, including in the open market. The Company retires repurchased shares of common stock, reducing common stock with any excess of cost over par value recorded to accumulated deficit. Issued and outstanding shares of common stock are reduced by the number of shares repurchased. No treasury stock is recognized in the consolidated financial statements. In August 2022, the Inflation Reduction Act enacted a 1% excise tax on net share repurchases after December 31, 2022. Any excise tax incurred on share repurchases is recognized as part of the cost basis of the shares acquired.

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

Leases

The Company leases office space under operating leases with expiration dates through 2027. The Company determines whether an arrangement constitutes a lease at inception and records lease liabilities and right-of-use assets on our consolidated balance sheets at lease commencement. The Company measure lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or our incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease.

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

The Company has made an accounting policy election to not recognize short-term leases, or leases that have a lease term of 12 months or less at commencement date, within its consolidated balance sheets and to recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

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

Recent Accounting Pronouncements Adopted

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which provides amendments to improve reportable segment disclosures requirements. The Company adopted ASU 2023-07 for the fiscal year beginning January 1, 2024. As a result, the Company has included the additional required disclosures in Note 19 with retrospective presentation to all prior periods presented in the financial statements. The adoption of ASU 2023-07 did not impact the Company’s results of operations, cash flows, or balance sheets.

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

Recent Accounting Pronouncements Not Yet Effective

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard is effective for the Company's annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028 and should be applied on a retrospective or prospective basis, with early adoption permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$42,077	$43,720
Deferred revenues acquired (Note 4 - Acquisitions)	—	581
New billings	100,094	87,918
Revenue recognized during the year from beginning balance	(41,035)	(41,288)
Revenue recognized during the year from new billings	(56,903)	(48,854)
Ending balance	$44,233	$42,077

The following table presents remaining performance obligations for contractually committed revenues as of December 31, 2024 (in thousands):

2025	$57,786
2026	31,151
2027	12,559
Thereafter	2,433
Total	$103,929

In its Annual Report on Form 10-K for the year ended December 31, 2023, the Company identified an incorrect classification of the disclosure in the changes in deferred revenue. The revenue recognized during the year from the beginning deferred revenue balance was reported as $36.8 million and corrected to $41.3 million, and revenue recognized during the year from new billings was reported as $53.4 million and corrected to $48.9 million.

The timing of revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of December 31, 2024 and amounts under contract that will be invoiced after December 31, 2024.

During the year ended December 31, 2024, the Company recognized revenues of $99.3 million from customers in the United States and $2.7 million from customers in South Africa, the Bahamas and Uruguay. During the year ended December 31, 2023, the Company recognized revenues of $90.8 million from customers in the United States and $1.9 million from customers in South Africa and the Bahamas and Uruguay. During the year ended December 31, 2022, the Company recognized revenues of $80.2 million from customers in the United States and $0.8 million from customers in South Africa and the Bahamas.

During the year ended December 31, 2024, the Company recognized revenues of $99.1 million from monthly subscription, maintenance, and support services, and $2.9 million from professional software development services. During the year ended December 31, 2023, the Company recognized revenues of $87.5 million from monthly subscription, maintenance, and support services and $5.2 million from professional software development services. During the year ended December 31, 2022, the Company recognized revenues of $75.4 million from monthly subscription, maintenance, and support services and $5.6 million from professional software development services.

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

There were no acquisition-related expenses for the year ended December 31, 2024. Acquisition-related expenses were $0.8 million for the year ended December 31, 2023, and are included in general and administrative expense.

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

In January 2022, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of Forensic Logic to be $12.4 million as of the acquisition date, using a Monte Carlo simulation approach with asset and revenue volatility of 60.0% and 28.0%, respectively. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement. During the years ended December 31, 2023 and 2022, the fair value of the contingent consideration was decreased to zero by $3.2 million and $9.2 million, respectively, based upon adjustments to recorded liabilities as a result of actual revenues. As a result of actual revenue recognized, the company did not pay any amounts under the contingent consideration and no further contingent payments remain.

In August 2023, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of SafePointe to be $3.0 million as of the acquisition date, using a Monte Carlo simulation approach with asset and revenue volatility of 76.1% and 25.8%, respectively. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement. During the year ended

December 31, 2024 and 2023, the fair value of the contingent consideration was decreased by $0.6 million and $2.4 million, respectively, based upon revised estimated 2024 and 2025 revenue targets.

The changes in the fair value of the aggregate contingent consideration liability all of which were classified as Level III are summarized below (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$554	$4,746
Payment of contingent consideration liability	—	(1,500)
Contingent consideration - SafePointe (Note 4 - Acquisitions)	—	2,994
Change in fair value of contingent consideration	(554)	(5,686)
Ending balance	$—	$554

There were no transfers into or out of Level III during the year ended December 31, 2024 and 2023.

The Company has $10.0 million in a money market fund. The fair value measurement was classified as Level I within the fair value hierarchy as prescribed by Accounting Standards Codification 820-10-35-37 ("ASC 820, Fair Value Measurement").

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, trade and other receivables, net, and accounts payable, approximate their fair value due to their short maturities.

Note 6. Goodwill

The changes in goodwill for 2024 and 2023 are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Beginning balance	$34,213	$22,971
Acquisition of SafePointe (Note 4 - Acquisitions)	—	11,242
Ending balance	$34,213	$34,213

The Company has not recorded any goodwill impairment charges through December 31, 2024.

Note 7. Intangible Assets, net

Intangible assets as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(6,307)	$19,163
Acquired software technology	9	16,340	(3,911)	12,429
Patents and intellectual property	3	2,068	(1,411)	657
Tradename	9	2,100	(1,167)	933
Total intangible assets, net		$45,978	$(12,796)	$33,182

	December 31, 2023
	Gross	Accumulated Amortization	Net
Customer relationships	$25,470	$(4,467)	$21,003
Acquired software technology	16,340	(2,199)	14,141
Patents	1,966	(1,227)	739
Tradename	2,100	(1,045)	1,055
Total intangible assets, net	$45,876	$(8,938)	$36,938

Intangible assets amortization expense was $3.9 million, $3.9 million, and $2.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table presents future intangible asset amortization as of December 31, 2024 (in thousands):

2025	$3,803
2026	3,812
2027	3,812
2028	3,761
2029	3,649
Thereafter	14,345
Total	$33,182

Note 8. Details of Certain Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	December 31,	December 31,
	2024	2023
Deferred commissions	$1,477	$1,295
Prepaid software and licenses	1,306	1,147
Prepaid insurance	1,069	806
Short-term deposits	581	406
Other prepaid expenses	447	199
Other	1	49
	$4,881	$3,902

Accounts receivable and contract assets, net (in thousands):

	December 31,	December 31,
	2024	2023
Accounts receivable	$19,635	$24,574
Contract assets	6,104	6,225
Allowance for credit losses	(275)	(99)
	$25,464	$30,700

Other assets (in thousands):

	December 31,	December 31,
	2024	2023
Deferred commissions	$3,152	$3,205
Escrow claim (Note 4 - Acquisitions)	581	581
Other	128	123
	$3,861	$3,909

Property and equipment, net (in thousands):

	December 31,	December 31,
	2024	2023
Deployed equipment	$53,370	$50,467
Construction in progress	5,014	3,513
Computer equipment	2,869	2,771
Software	1,238	1,238
Furniture and fixtures	1,244	1,189
Leasehold improvements	907	979
Vehicles	184	263
	64,826	60,420
Accumulated depreciation and amortization	(44,695)	(39,392)
	$20,131	$21,028

Depreciation expense during the years ended December 31, 2024, 2023 and 2022 was $6.2 million, $6.7 million, and $6.4 million, respectively.

Accrued expenses and other current liabilities (in thousands):

	December 31,	December 31,
	2024	2023
Personnel-related accruals	$8,252	$6,500
Operating lease liabilities	909	964
Professional fees	137	407
Sales/use tax payable	141	100
Other	777	550
	$10,216	$8,521

Other liabilities (long-term) (in thousand):

	December 31,	December 31,
	2024	2023
Operating lease liabilities	$1,142	$1,542
Contingent consideration liability	—	554
	$1,142	$2,096

Note 9. Financing Arrangements

The Company has a Credit Agreement with Umpqua Bank (the "Credit Agreement"), which allows borrowings of up to $25.0 million under a revolving facility and provides for a letter of credit sub-facility of up to $7.5 million. The Credit Agreement had an original expiration date of October 15, 2024. On February 12, 2024, the Company entered into an amendment to the Credit Agreement extending the maturity date to October 15, 2025.

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

The Company is subject to certain financial covenants in the Credit Agreement, which include: (1) maintaining a ratio of consolidated funded debt, excluding the amount of any unsecured convertible notes issued by the Company, to consolidated earnings before income tax, depreciation and amortization (“Consolidated EBITDA”) of not greater than 3.00 to 1.00 measured at the end of each fiscal quarter and (2) maintaining a ratio of Consolidated EBITDA to interest charges of at least 2.00 to 1.00 measured at the end of each fiscal quarter. The Company was in compliance with its covenants as of December 31, 2024.

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

The available loan facility as of December 31, 2024 and December 31, 2023 was approximately $21.0 million and $18.0 million, respectively. As of December 31, 2024, there was $4.0 million outstanding on the Company's line of credit, which the Company borrowed in August 2023 to partially fund the acquisition of SafePointe. There were $7.0 million outstanding on December 31, 2023. The interest expense recorded for the year ended December 31, 2024 was $0.4 million, based on a weighted-average interest rate of 6.28%.

Note 10. Related Party Transactions

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.1 million, $0.1 million, and $0.8 million in revenues, respectively, from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s directors and one of the Company’s significant shareholders.

Note 11. Income Taxes

The domestic and foreign components of net income (loss) before income tax were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(8,277)	$(1,596)	$7,583
Foreign	(125)	82	(31)
Net income (loss) before income tax	$(8,402)	$(1,514)	$7,552

The provision (benefit) for income tax consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	485	656	455
Foreign	158	7	27
Total	643	663	482
Deferred:
Federal	75	277	316
State	60	264	369
Foreign	—	—	—
Total	135	541	685
Total provision for income tax	$778	$1,204	$1,167

A reconciliation of income taxes at the statutory federal income tax rate to income tax expense included in the accompanying consolidated statements of operations is as follows (in thousands):

	December 31,
	2024	2023	2022
Income tax (benefit) at statutory rate	$(1,748)	$(312)	$1,545
Change in valuation allowance	2,284	(76)	(1,715)
Indefinite-lived asset (goodwill)	135	541	685
State tax	(226)	354	239
Change in deferred	(87)	616	415
Stock-based compensation	462	197	111
Research and development credits	(371)	(369)	(271)
Foreign rate differential	191	23	43
Other	138	230	115
Total	$778	$1,204	$1,167

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$13,492	$15,302
Stock-based compensation	5,713	4,094
Section 174 capitalized expenditures	5,585	3,820
Research and development credits	3,982	3,359
Accruals and reserves	1,870	1,127
Deferred revenue and contract costs	432	482
Gross deferred tax assets	31,074	28,184
Valuation allowance	(28,372)	(25,953)
Net deferred tax assets	2,702	2,231
Deferred tax liabilities:
Fixed assets and intangibles	(406)	(317)
Goodwill	(3,657)	(3,140)
Total deferred tax liabilities, net	$(1,361)	$(1,226)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of U.S.-based taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets. Management determined that a valuation allowance of $28.4 million and $26.0 million was required as of December 31, 2024 and 2023, respectively.

The valuation allowance changed by $2.4 million during the year ended December 31, 2024. which includes an increase to certain changes in temporary differences that give rise to deferred tax liabilities related to indefinite-lived intangible assets.

At December 31, 2024 and 2023, the Company had available net operating loss carryforwards of approximately $50.0 million and $57.9 million, respectively, for federal income tax purposes, of which $45.1 million were generated before 2018 and will begin to expire in 2030. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. The Company continually monitors all positive and negative evidence regarding the realization of its deferred tax assets and may record assets when it becomes more likely than not, than they will be realized, which may impact the expense or benefit from income taxes.

At December 31, 2024 and 2023, the net operating losses for state purposes are $41.5 million and $42.7 million, respectively, and will begin to expire in 2025 if not utilized.

As of December 31, 2024, the Company had available for carryover, research and experimental credits of approximately $2.5 million for federal income tax purposes and $1.9 million for California income tax purposes, which are available to reduce future income taxes. The federal research and experimental tax credits will begin to expire, if not utilized, in 2027. The California research and experimental tax credits carry forward indefinitely until utilized.

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

A reconciliation of the beginning and ending amounts of unrecognized uncertain tax positions is as follows (in thousands):

Balance as of December 31, 2022	$1,083
Increases for current year tax positions	187
Decreases for prior year tax positions	(29)
Balance as of December 31, 2023	1,241
Increases for current year tax positions	178
Increases for prior year tax positions	40
Balance as of December 31, 2024	$1,459

Of the total unrecognized tax benefits at December 31, 2024, no amount will impact the Company's effective tax rate because the uncertain amounts have a valuation allowance recorded against them. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2024 and 2023.

The Company files federal and state income tax returns in the United States, certain United States territories, and certain foreign jurisdictions. The statues of limitations remain open for 2010 through 2024 for federal and state purposes in the United States. and certain U.S. territories. Years beyond the normal statutes of limitations remain open to audit by tax authorities due to tax attributes generated in earlier years which are being carried forward and may be audited in subsequent years when utilized.

Note 12. Restructuring

In the second quarter of 2024, the Company restructured its workforce and eliminated 3% of its total headcount to more effectively allocate its resources and to reduce operational costs. Additionally, the Company terminated a building lease early for a location that was no longer in use.

Restructuring expense related to the workforce reduction during twelve months ended December 31, 2024 amounted to $0.3 million, consisting of cash expenditures for severance and other employee separation-related costs. Restructuring expenses related to the lease termination were $0.1 million, comprising of early termination fees and monthly rent. These restructuring expenses were recorded in operating expense, net, in the consolidated statement of operations.

As of December 31, 2024, the Company had no restructuring liabilities.

Note 13. Capital Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.005 per share. At December 31, 2024 and 2023, there were 12,634,485 and 12,761,448 shares of common stock issued and outstanding, respectively. Holders of common stock have voting rights equal to one vote per share of common stock held and are entitled to receive any dividends as may be declared from time to time by the Board.

At December 31, 2024, shares of common stock reserved for future issuance were as follows:

Options outstanding	1,774,388
Shares available for future grant	407,810
Unvested restricted stock units	966,131
Total	3,148,329

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005. At December 31, 2024 and 2023, there was no preferred stock issued or outstanding.

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

During the year ended December 31, 2024, the Company repurchased 418,940 shares of its common stock at an average price of $14.31 per share for a total of $6.0 million under its stock repurchase program. During the year ended December 31, 2023, the Company repurchased 228,782 shares of its common stock at an average price of $24.41 per share for $5.6 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Note 14. Net Income (Loss) per Share

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$(9,180)	$(2,718)	$6,385
Denominator:
Weighted-average shares outstanding, basic	12,710,236	12,425,132	12,171,609
Weighted-average shares outstanding, diluted	12,710,236	12,425,132	12,317,707
Net income (loss) per share, basic	$(0.72)	$(0.22)	$0.52
Net income (loss) per share, diluted	$(0.72)	$(0.22)	$0.52

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	1,774,388	1,789,431	1,015,497
Unvested restricted stock units	966,131	298,361	97,275
Total	2,740,519	2,087,792	1,112,772

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

The following table summarizes the activity of shares available for grant under the 2017 Equity Incentive Plan:

Shares available for grant at December 31, 2023	1,329,884
Increase in accordance with the evergreen provision	—
Options issued during the year	(121,044)
Canceled during the year	116,322
RSUs granted	(917,352)
Shares available for grant at December 31, 2024	407,810

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

Compensation expense for stock options is based upon the estimated fair value of the awards. The fair value of stock option grants is determined using the Black-Scholes option pricing model which requires the use of certain assumed inputs. The assumed inputs used to determine the fair value of stock options granted for the years ended December 31, 2024, 2023 and 2022 are set forth below:

	Year Ended December 31,
	2024	2023	2022
Fair value of common stock	$11.43-$17.74	$18.74 -$32.89	$16.30-$37.00
Expected term (in years)	6	6	6
Risk-free interest rate	3.91%-4.56%	3.46%-4.80%	1.54%-4.18%
Expected volatility	62%-63%	62%-63%	63%-64%
Expected dividend yield	—	—	—

A summary of stock option activities during 2024, 2023 and 2022 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)
Outstanding at December 31, 2021	783,928	$28.00
Granted	557,218	$27.40	$16.30
Exercised	(41,819)	$12.88		$778
Canceled	(43,271)	$28.85
Outstanding at December 31, 2022	1,256,056	$28.20
Granted	724,841	$25.05	$15.18
Exercised	(19,021)	$7.95		$424
Canceled	(172,445)	$31.36
Outstanding at December 31, 2023	1,789,431	$26.83
Granted	121,044	$14.66	$8.92
Exercised	(19,765)	$2.97		$214
Canceled	(116,322)	$21.52
Outstanding at December 31, 2024	1,774,388	$26.62

During the year ended December 31, 2023, the Company modified options to accelerate vesting for two individuals in respect of an aggregate of 6,734 options. The Company accounted for these as modifications of those awards and recognized net incremental compensation expense of approximately $52,000 during the year ended December 31, 2023. There was no modification in 2024.

Additional information for stock options at December 31, 2024 were as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual term (in years)
Outstanding at December 31, 2024	1,774,388	$26.62	$988,843	6.88
Exercisable at December 31, 2024	1,146,417	28.26	$911,867	6.06

At December 31, 2024, total unrecognized stock-based compensation cost related to unvested stock options was $8.6 million, which will be recognized ratably over a weighted-average period of 2.2 years.

No income tax benefits from stock-based compensation arrangements have been recognized in the consolidated statements of operations.

Restricted Stock Units

The Company grants RSUs under the 2017 Plan to executive management, its non-employee directors and other directors. RSUs granted to executive management generally vest over four years, while RSUs granted to non-employee directors generally vest annually. A new non-employee director will receive an initial grant upon joining the board of directors and all non-employee directors receive new annual grants at each annual meeting of stockholders. Compensation expense for RSUs is based upon the estimated fair value of the awards on the date of grant.

A summary of RSU activities during 2024, 2023 and 2022 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2021	128,810	$35.09
Granted	205,807	$26.90
Vested	(107,971)	$31.88	$3,129
Forfeited	(2,825)	$26.50
Unvested RSUs at December 31, 2022	223,821	$29.21
Granted	257,447	$27.79
Vested	(135,235)	$29.63	$3,446
Forfeited	(47,672)	$31.08
Unvested RSUs at December 31, 2023	298,361	$27.58
Granted	917,352	$17.24	$15,817
Vested	(210,503)	$23.76
Forfeited	(39,079)	$18.36
Unvested RSUs at December 31, 2024	966,131	$19.04

At December 31, 2024, total unrecognized stock-based compensation cost related to RSUs was $10.3 million, which will be recognized ratably over a weighted-average period of 2.0 years.

During the year ended December 31 2023, the Company modified RSUs to accelerate vesting for one individual in respect of 2,256 RSUs. The Company accounted for this as a modification of this award and recognized net incremental compensation expense of approximately $28,000 during the year ended December 31, 2023. During the year ended December 31, 2022, the Company modified RSUs to accelerate vesting for two individuals in respect of 5,849 RSUs and cancelled the award of another individual in respect of 1,887 RSUs. The Company accounted for these as modifications of those awards and recognized net incremental compensation expense of $0.01 million during the year ended December 31, 2022. The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized as compensation expense on the date of modification for vested awards. There was no modification in 2024.

Performance-based restricted stock units

During the year ended December 31, 2024, the Company granted to members of the Company's management team RSU awards with performance-based vesting conditions (“PSUs”), totaling 544,228 shares at a grant date fair value of $17.74 per share, the closing stock price on the grant date. These PSUs vest in one installment at the end of three years in 2027, based on the satisfaction of revenue and Adjusted EBITDA performance goals for fiscal year 2026, as determined by the Compensation and Human Capital Committee of the Board of Directors of the Company. Compensation expense related to the PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. Compensation expense related to these awards was approximately $1.3 million and $0.1 million for the years ended December 31, 2024 and 2023.

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

The 2017 ESPP contains a provision which provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such lesser number of shares as determined by the board of directors. The Company's board of directors turned down the automatic increase to the 2017 ESPP plan for the year ended December 31, 2024.

The following table summarizes the activity of shares available under the 2017 ESPP:

Shares available for grant at December 31, 2023	628,343
Increase in accordance with the evergreen provision	—
Issued during the year	(61,710)
Shares available for grant at December 31, 2024	566,633

Stock-Based Compensation Expense

Total stock-based compensation expense for all award types is recorded in the consolidated statements of operations and was allocated as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$1,581	$1,871	$1,992
Sales and marketing	2,329	1,983	1,754
Research and development	1,188	1,307	1,082
General and administrative	7,030	4,820	3,454
Total	$12,128	$9,982	$8,282

Stock-based compensation expense is recognized over the award’s expected vesting schedule. Forfeitures are recognized as and when they occur.

Note 16. Benefit Plan

The Company sponsors a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company is allowed to make 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company matched 50% of employee contributions made during 2022 up to a maximum of 2% of compensation; the match will be deposited to the employees' 401(k) accounts in 2023. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $0.5 million, $0.4 million, and $0.3 million, respectively, of matching contribution expense. These matching contributions are subject to additional vesting criteria.

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

In January 2022, as part of the Forensic Logic acquisition, the Company acquired the non-cancelable operating leases of Forensic Logic's offices in Walnut Creek, California and Tucson, Arizona, which expire in June 2025 and February 2026, respectively. The Walnut Creek office lease was early terminated in April 2024. Neither lease has significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Each lease contains an option to extend the term for an additional period of five years subject to certain terms and conditions. The Company has elected the practical expedient to group lease and non-lease components for all leases. In measuring the lease liability upon acquisition, the Company used a discount rate of 3.25% for the Tucson office which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of acquisition.

In January 2024, the Company executed a new lease in Iselin, New Jersey which commenced in April 2024 and expires in March 2029. The lease has no significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. The lease contains an option to extend the term for an additional period of three years subject to certain terms and conditions. The Company has elected the practical expedient to group lease and non-lease components for all leases. In measuring the lease liability upon acquisition, the Company used a discount rate of 7.33% for the Iselin, New Jersey office which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of commencement.

The operating lease cost recognized for the years ended December 31, 2024, 2023 and 2022, was $1.1 million, $1.0 million and $0.6 million, respectively.

The Company’s operating leases have a weighted average remaining lease term of 2.74 years and weighted average discount rate of 4.5%.

Supplemental information related to the operating leases as follows (in thousands):

	December 31,
	2024	2023
Assets
Operating lease right-of-use assets	$1,878	$2,315

Liabilities
Lease liabilities (short-term) (presented within Accrued expenses and other current liabilities)	$909	$964
Lease liabilities (long-term) (presented within Other liabilities)	1,142	1,542
Total operating lease liabilities	$2,051	$2,506

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (presented within Operating cash flows)	$881	$1,006

Maturities of the lease liabilities at December 31, 2024 are as follows (in thousands):

2025	$1,021
2026	716
2027	214
2028	212
2029	35
Total lease payments, undiscounted	2,198
Less: imputed interest	(147)
Total	$2,051

Note 18. Commitments and Contingencies

On August 28, 2018, Silvon S. Simmons (the “Plaintiff”) amended a complaint against the City of Rochester, New York and various city employees, filed in the United States District Court, Western District of New York, to add us and employees as defendants. The amended complaint alleges conspiracy to violate the Plaintiff's civil rights, denial of the right to a fair trial, and malicious prosecution. In September 2024, SoundThinking was dismissed from the lawsuit.

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

Note 19. Segment Reporting

The Company operates as a single operating segment. The Company’s chief operating decision maker is one individual and has the role of President and Chief Executive Officer (the "CODM"). The CODM reviews financial information including operating results and assets on a consolidated basis and is regularly provided with only the consolidated expenses as noted on the face of the income statement. For information about how the Company derives revenue, as well as the Company’s accounting policies, refer to Note 2—Summary of Significant Accounting and Reporting Policies.

Note 20. Subsequent Events

Management evaluated subsequent events through March 31, 2025, which was the date the financial statements were available to be issued, and determined that there are no subsequent events to be reported.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of a material weakness in our internal control over financial reporting discussed below.

Notwithstanding the identified material weakness described below, management does not believe that the material weakness had an adverse effect on our reported operating results or financial condition and management has determined that the consolidated financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP, and does not modify or change financial guidance provided by the Company.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2024 as a result of the material weakness in our internal control over financial reporting discussed below.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of our internal control over financial reporting described above, management identified the following deficiencies that individually, or in the aggregate, constituted a material weakness in our internal control over financial reporting as of December 31, 2024:

Management identified a material weakness in the design of the controls related to the verification of the completeness and accuracy of data used in schedules supporting the consolidated financial statements but is confident that the weakness does not modify or change financial guidance provided by the company.

Remediation Plan

We have initiated certain measures to remediate this material weakness, including fully documenting our processes, training our personnel and monitoring our controls, related to the verification of the completeness and accuracy of data used in schedules supporting the consolidated financial statements. We may need to implement additional appropriate measures in the future. However, there can be no assurance that we will be able to fully remediate this material weakness or that our remedial actions will prevent this weakness from re-occurring in the future.

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

Item 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	April 11, 2023

3.2	Certificate of Change of Registered Agent	10-Q	001-38107	3.2	August 10, 2023

3.3	Amended and Restated Bylaws	8-K	001-38107	3.1	November 9, 2023

4.1	Form of Common Stock Certificate	S-1/A	333-217603	4.1	May 19, 2017

4.3	Description of Capital Stock	10-K	001-38107	4.5	March 13, 2020

10.1(#)	ShotSpotter, Inc. Amended and Restated 2005 Stock Plan	S-1	333-217603	10.1	May 2, 2017

10.2(#)	Forms of Option Agreement and Option Grant Notice under the Amended and Restated 2005 Stock Plan	S-1	333-217603	10.2	May 2, 2017

10.3(#)	SoundThinking, Inc. 2017 Equity Incentive Plan	10-K	001-38107	10.3	April 1, 2024

10.4(#)	Forms of Option Agreement and Option Grant Notice under the 2017 Equity Incentive Plan	10-K	001-38107	10.4	April 1, 2024

10.5(#)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Restricted Terms and Conditions under the 2017 Equity Incentive Plan	10-Q	001-38107	10.1	November 14, 2023

10.6(#)	Form of Performance- and Service-Based RSU Grant Notice and Terms and Conditions	10-Q	001-38107	10.2	November 14, 2023

10.7(#)	SoundThinking, Inc. 2017 Employee Stock Purchase Plan	10-K	001-38107	10.7	April 1, 2024

10.8(#)	Form of Restricted Stock Unit Grant Notice for Directors	10-Q	001-38107	10.6	August 14, 2017

10.9(#)	Form of Indemnification Agreement by and between ShotSpotter, Inc. and each director and executive officer	S-1	333-217603	10.7	May 2, 2017

10.10(#)	Offer Letter between ShotSpotter, Inc. and Ralph A. Clark, dated March 13, 2017	S-1	333-217603	10.8	May 2, 2017

10.12(#)	Offer Letter between ShotSpotter, Inc. and Alan R. Stewart, dated March 13, 2017	S-1	333-217603	10.9	May 2, 2017

10.13(#)	Offer Letter between ShotSpotter, Inc. and Nasim Golzadeh, dated February 20, 2019	10-K	001-38107	10.16	March 4, 2019

10.14	Offer Letter between SoundThinking, Inc. and Erin Edwards dated September 21, 2023	10-K	001-38107	10.14	April 1, 2024

10.15	Lease Agreement between Washington Township Health Care District and ShotSpotter, Inc., dated August 16, 2021	10-Q	001-38107	10.1	November 15, 2021

10.16	Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated September 27, 2018	10-Q	001-38107	10.1	November 14, 2018

10.17	First Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated May 21, 2019	8-K	001-38107	10.1	May 24, 2019

10.18	Second Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc., dated August 14, 2020	8-K	001-38107	10.1	August 19, 2020

10.19	Third Amendment to Credit Agreement between Umpqua Bank and ShotSpotter Inc. dated May 19, 2022.	10-Q	001-38107	10.1	November 9, 2022

10.20	Fourth Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc. dated September 26, 2022.	10-Q	001-38107	10.2	November 9, 2022

10.21	Fifth Amendment to Credit Agreement between Umpqua Bank and ShotSpotter, Inc. dated November 23, 2022.	8-K	001-38107	10.1	November 23, 2022

10.22	Sixth Amendment to Credit Agreement between Umpqua Bank and SoundThinking, Inc. dated February 12, 2024	8-K	001-38107	10.1	February 12, 2024

10.23	Amended and Restated Nonemployee Director Compensation Policy, dated June 27, 2024	10-K	001-38107	10.1	August 15, 2024

19.1	SoundThinking, Inc. Insider Trading Policy					X

21.1	List of Subsidiaries	10-K	001-38107	21.1	April 1, 2024

23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm for SoundThinking, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	SoundThinking, Inc, Incentive Compensation Recoupment Policy	10-K	001-38107	97.1	April 1, 2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

SOUNDTHINKING, INC.

Date: March 31, 2025	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: March 31, 2025	By:	/s/ Alan R. Stewart
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

Signature	Title	Date

/s/ Ralph A. Clark	President, Chief Executive Officer, and a Director (Principal Executive Officer)	March 31, 2025
Ralph A. Clark

/s/ Alan R. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025
Alan R. Stewart

/s/ Pascal Levensohn	Director	March 31, 2025
Pascal Levensohn

/s/ Ruby Sharma	Director	March 31, 2025
Ruby Sharma

/s/ Marc H. Morial	Director	March 31, 2025
Marc H. Morial

/s/ William J. Bratton	Director	March 31, 2025
William J. Bratton

/s/ Deborah Grant	Director	March 31, 2025
Deborah Grant

/s/ Roberta S. Jacobson	Director	March 31, 2025
Roberta S. Jacobson