Form 10-Q
period 2025-03-31
SOUNDTHINKING, INC.
filed 2025-05-15
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025 the registrant had 12,673,100 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SoundThinking, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,657	$13,183
Accounts receivable and contract assets, net	29,491	25,464
Prepaid expenses and other current assets	3,770	4,881
Total current assets	44,918	43,528
Property and equipment, net	19,724	20,131
Operating lease right-of-use assets	1,665	1,878
Goodwill	34,213	34,213
Intangible assets, net	32,228	33,182
Other assets	3,561	3,861
Total assets	$136,309	$136,793
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,706	$3,442
Accrued expenses and other current liabilities	7,025	10,216
Line of credit	4,000	4,000
Deferred revenue, short-term	39,930	38,401
Total current liabilities	54,661	56,059
Deferred revenue, long-term	5,507	5,832
Deferred tax liability	1,377	1,361
Operating lease liabilities, net of current portion	920	1,142
Total liabilities	62,465	64,394
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,666,101 and 12,634,485 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	64	64
Additional paid-in capital	179,924	177,021
Accumulated deficit	(105,782)	(104,298)
Accumulated other comprehensive loss	(362)	(388)
Total stockholders’ equity	73,844	72,399
Total liabilities and stockholders’ equity	$136,309	$136,793

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$28,349	$25,410
Costs
Cost of revenues	11,718	10,271
Impairment of property and equipment	37	252
Total costs	11,755	10,523
Gross profit	16,594	14,887

Operating expenses
Sales and marketing	7,259	7,112
Research and development	4,065	3,560
General and administrative	6,474	6,830
Total operating expenses	17,798	17,502
Operating loss	(1,204)	(2,615)
Other expense, net
Interest expense, net	(12)	(122)
Other expense, net	(168)	(58)
Total other expense, net	(180)	(180)
Loss before income taxes	(1,384)	(2,795)
Provision for income taxes	100	114
Net loss	$(1,484)	$(2,909)
Net loss per share, basic and diluted	$(0.12)	$(0.23)
Weighted-average shares used in computing net loss per share, basic and diluted	12,648,370	12,770,988

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,484)	$(2,909)
Other comprehensive loss:
Change in foreign currency translation adjustment, net of taxes	26	(16)
Comprehensive loss	$(1,458)	$(2,925)

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	12,634,485	$64	$177,021	$(104,298)	$(388)	$72,399
Exercise of stock options	—	—	3	—	—	3
Repurchase of common stock	(33,493)	—	(504)	—	—	(504)
Issuance of common stock from RSUs vested	65,109	—	—	—	—	—
Stock-based compensation	—	—	3,404	—	—	3,404
Other comprehensive income	—	—	—	—	26	26
Net loss	—	—	—	(1,484)	—	(1,484)
Balance at March 31, 2025	12,666,101	$64	$179,924	$(105,782)	$(362)	$73,844

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	12,761,448	$64	$170,139	$(95,118)	$(328)	$74,757
Issuance of common stock from RSUs vested	31,720	—	—	—	—	—
Stock-based compensation	—	—	2,927	—	—	2,927
Foreign currency translation loss	—	—	—	—	(16)	(16)
Net loss	—	—	—	(2,909)	—	(2,909)
Balance at March 31, 2024	12,793,168	$64	$173,066	$(98,027)	$(344)	$74,759

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,484)	$(2,909)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation of property and equipment	1,505	1,573
Amortization of intangible assets	965	965
Impairment of property and equipment	37	252
Stock-based compensation	3,404	2,927
Deferred taxes	16	41
Allowance for credit loss	50	126
Changes in operating assets and liabilities:
Accounts receivable and contract asset	(4,077)	(4,627)
Prepaid expenses and other assets	1,412	278
Accounts payable	29	(886)
Accrued expenses and other liabilities	(3,200)	(1,438)
Deferred revenue	1,202	8,675
Net cash used in operating activities	(141)	4,977
Cash flows from investing activities:
Purchase of property and equipment	(902)	(2,134)
Investment in intangible and other assets	(8)	(6)
Net cash used in investing activities	(910)	(2,140)
Cash flows from financing activities:
Proceeds from line of credit	—	3,000
Proceeds from exercise of stock options	3	—
Repurchases of common stock	(504)	—
Payment of line of credit	—	(3,000)
Net cash used in financing activities	(501)	—
Change in cash and cash equivalents	(1,552)	2,837
Effect of exchange rate on cash and cash equivalents	26	(16)
Cash and cash equivalents at beginning of year	13,183	5,703
Cash and cash equivalents at end of period	$11,657	$8,524

Supplemental cash flow disclosures:
Cash paid for interest	$67	$140

Supplemental cash flow disclosures:
Purchases of property and equipment and intangibles included in accounts payable	323	$584

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

SoundThinking, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions, combining data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. As of March 31, 2025, the Company had approximately 330 customers and to date has worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

The Company’s SafetySmart™ platform includes six data-driven tools consisting of (i) its flagship product, ShotSpotter®, the leading outdoor gunshot detection, location and alerting system trusted by 177 cities and 21 universities and corporations as of March 31, 2025, (ii) CrimeTracer™, a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve crimes, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ that directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an advanced license plate recognition (“ALPR”) and vehicle identification solution that leverages artificial intelligence (“AI”) and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement, introduced in July 2024 through a strategic partnership with Rekor Systems, Inc and (vi) SafePointe™, an AI-based weapons detection system. The Company offers its solutions on a software-as-a-service subscription model to its customers.

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

The Company’s principal executive offices are located in Fremont, California. The Company has six wholly owned subsidiaries.

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

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) filed with the SEC on March 31, 2025. Certain prior year reported amounts have been reclassified to conform with the current period presentation. These reclassifications did not have a material impact on the Company’s unaudited condensed consolidated financial statements or related footnotes.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2025 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed consolidated financial statements for events requiring recording or disclosure in the unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates, including the valuation of accounts receivable, the lives and realization of tangible and intangible assets, contingent consideration liabilities, stock-based compensation expense, customer life, accounting for revenue recognition, contingent liabilities related to legal matters, and income taxes including deferred taxes and any related valuation allowance. In particular, the Company’s contingent consideration liabilities are subject to significant estimates surrounding forecasts of certain revenues and other factors. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of March 31, 2025, the Company had approximately $10.5 million, $7,000 and $114,000, deposited with the Company’s three domestic financial institutions, for which only $250,000 per bank is insured under FDIC limits.

Concentration of Accounts Receivable and Contract Assets – At March 31, 2025, one customer accounted for 44% of the Company’s total accounts receivable and contract assets, net. At December 31, 2024, one customer accounted for 19%, of the Company’s total accounts receivable and contract assets, net.

Concentration of Revenues – For the three months ended March 31, 2025, one customer accounted for 37% of the Company’s total revenues. For the three months ended March 31, 2024, two customers accounted for 26% and 10% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

During the three months ended March 31, 2025, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

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

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028 and should be applied on a retrospective or prospective basis, with early adoption permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	March 31,
	2025	2024
Beginning balance	$44,234	$42,077
New billings	28,840	33,242
Revenue recognized during the year from beginning balance	(14,005)	(14,347)
Revenue recognized during the year from new billings	(13,632)	(10,220)
Ending balance	$45,437	$50,752

The following table presents remaining performance obligations for contractually committed revenues as of March 31, 2025 (in thousands):

Remainder of 2025	36,150
2026	34,234
2027	20,198
Thereafter	2,600
Total	$93,182

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of March 31, 2025 and amounts under contract that will be invoiced after March 31, 2025.

As of March 31, 2025, the Company made certain adjustments to the schedule of remaining performance obligations to remove contracts that contain potential early termination options for some of our customers. These changes primarily impacted the future performance obligations presented for 2025.

During the three months ended March 31, 2025, the Company recognized revenues of $27.6 million from customers in the United States, and $0.8 million from customers in the Bahamas, South Africa and South America. During the three months ended March 31, 2024, the Company recognized revenues of $24.8 million from customers in the United States, and $0.6 million from customers in the Bahamas and South Africa.

During the three months ended March 31, 2025, the Company recognized revenues of $28.0 million from monthly subscription, maintenance and support services, and $0.3 million from professional software development services. During the three months ended March 31, 2024, the Company recognized revenues of $25.3 million from monthly subscription, maintenance and support services, and $0.1 million from professional software development services.

The Company recognized approximately $3.5 million of catch-up revenue during the three months ended March 31, 2025 based on two 3-year contract renewals with New York City Police Department.

Note 4. Fair Value Measurements

In August 2023, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of SafePointe, LLC (“SafePointe”) to be $3.0 million as of the acquisition date, using a Monte Carlo simulation approach with asset and revenue volatility of 76.1% and 25.8%, respectively. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement.

As of March 31, 2025 and 2024 the fair value of contingent consideration liabilities was $0 and $0.6 million, respectively. Additionally, there were no changes in the fair value of contingent consideration liabilities for the three months ended March 31, 2025 and 2024.

There were no transfers into or out of Level III during the three months ended March 31, 2025.

The Company also has $8.3 million in a money market fund. The fair value measurement was classified as Level I within the fair value hierarchy as prescribed by Accounting Standards Codification 820-10-35-37 (“ASC 820, Fair Value Measurement”).

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, trade and other receivables, net, and accounts payable, approximate their fair value due to their short maturities.

Note 5. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

		March 31, 2025
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(6,766)	$18,704
Acquired software technology	9	16,340	(4,338)	12,002
Patents and intellectual property	3	2,078	(1,458)	620
Tradename	9	2,100	(1,198)	902
Total intangible assets, net		$45,988	$(13,760)	$32,228

		December 31, 2024
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(6,307)	$19,163
Acquired software technology	9	16,340	(3,911)	12,429
Patents and intellectual property	3	2,068	(1,411)	657
Tradename	9	2,100	(1,167)	933
Total intangible assets, net		$45,978	$(12,796)	$33,182

Intangible amortization expense was approximately $1.0 million and $1.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

The following table presents future intangible asset amortization as of March 31, 2025 (in thousands):

Remainder of 2025	$3,804
2026	3,807
2027	3,807
2028	3,757
2029	3,650
Thereafter	13,403
Total	$32,228

Note 6. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets, net (in thousands):

	March 31,	December 31,
	2025	2024
Accounts receivable	$26,490	$19,635
Contract assets	3,326	6,104
Allowance for credit losses	(325)	(275)
	$29,491	$25,464

Prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2025	2024

Deferred commissions	$1,553	$1,477
Prepaid software and licenses	1,164	1,306
Prepaid insurance	582	1,069
Short-term deposits	184	581
Other prepaid expenses	287	448
	$3,770	$4,881

Other assets (long-term) (in thousands):

	March 31,	December 31,
	2025	2024
Deferred commissions	$2,853	$3,152
Escrow claim	581	581
Other	127	128
	$3,561	$3,861

Accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2025	2024
Personnel-related accruals	$4,892	$8,252
Operating lease liabilities, current	894	909
Professional fees	321	137
Sales/use tax payable	208	141
Other	710	777
	$7,025	$10,216

Note 7. Related Party Transactions

During the three months ended March 31, 2025 and 2024, the Company recognized approximately $11,000 and $33, respectively, in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders.

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

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(1,484)	$(2,909)
Denominator:
Weighted-average shares outstanding, basic and diluted	12,648,370	12,770,988
Net loss per share, basic and diluted	$(0.12)	$(0.23)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	1,781,372	1,819,731
Unvested restricted stock units	2,254,315	1,085,127
Estimated shares to be purchased under 2017 Employee Stock Purchase Plan in Q2	40,393	36,586
Total	4,076,080	2,941,444

Note 9. Equity Incentive Plans

Stock options

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”) and 2017 Equity Incentive Plan (the “2017 Plan”) during the three months ended March 31, 2025 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)	Weighted- Average Remaining Contractual term (in years)
Outstanding at December 31, 2024	1,774,388	$26.62
Granted	42,080	$16.43	$9.96
Exercised	(3,000)	$0.85		$44
Canceled	(32,096)	$29.23
Outstanding at March 31, 2025	1,781,372	$26.37
Option exercisable at March 31, 2025	1,203,310	$28.06
Option vested and expected to vest at March 31, 2025	1,781,372	$26.37		$1,530	6.71

Under an “evergreen” provision, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and ending on and including January 1, 2027, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 Plan was increased on January 1, 2025 by 631,724 shares, which was equal to 5% of the total number of shares of common stock outstanding on December 31, 2024.

Restricted stock units

A summary of restricted stock unit (“RSU”) activities under the 2017 Plan during the three months ended March 31, 2025 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2024	966,131	$19.04
Granted	1,353,293	$16.43
Vested	(65,109)	$22.69	$1,069
Forfeited	—	$—
Unvested RSUs at March 31, 2025	2,254,315	$17.22

Performance-based restricted stock units:

During the year ended December 31, 2024, the Company granted to members of the Company’s management team RSU awards with performance-based vesting conditions (“PSUs”), totaling 544,228 shares at a grant date fair value of $17.74 per share, the closing stock price on the grant date. These PSUs vest in one installment on the certification date, which shall occur as soon as administratively practicable following the end of 2026, based on the satisfaction of revenue and Adjusted EBITDA performance goals for fiscal year 2026, as determined by the Compensation and Human Capital Committee of the Board of Directors of the Company. Compensation expense related to the PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. Compensation expense related to these awards was approximately $0.3 and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

During three months ended March 31, 2025, the Company granted to members of the Company’s management team PSUs of 813,348 shares with a grant date fair value of $16.43 per share, the closing stock price on the grant date. These PSUs vest in one installment on the certification date, which shall occur as soon as administratively practicable following the end of 2027, based on the satisfaction of revenue and Adjusted EBITDA performance goals for fiscal year 2027, as determined by the Compensation and Human Capital Committee of the Board of Directors of the Company. Compensation expense related to the PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. As of March 31, 2025, no expense was recorded related to these PSUs as the achievement of the minimum target for 2027 was not probable of being met.

In February 2025, the Company introduced a PSU-based performance bonus plan (“PSU Bonus Plan”) for exempt employees. Under the PSU Bonus plan, employees may receive up to 133,261 shares with a grant date fair value of $15.12, the closing stock price on the grant date, which vest in one installment on the certification date and occur as soon as administratively practicable following the end of 2025, based on the satisfaction of the Company obtaining certain performance criteria. As of March 31, 2025, the Company determined a portion of the shares granted under the PSU Bonus Plan are probable of vesting and recorded $0.4 million expense related to the PSU.

2017 Employee Stock Purchase Plan

Under the 2017 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of the employee’s salary. The 2017 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning or end of the offering period subject to tax limitations on the total value of the purchase.

The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2025 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 715,983 as of March 31, 2025.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$648	$440
Sales and marketing	591	601
Research and development	393	302
General and administrative	1,772	1,584
Total	$3,404	$2,927

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

Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility. The available loan facility as of March 31, 2025 and December 31, 2024 was approximately $21.0 million, for both periods. As of March 31, 2025 and December 31, 2024, there was $4.0 million outstanding on the Company’s line of credit, which the Company borrowed in August 2023 to partially fund the acquisition of SafePointe. The interest expense recorded for the three months ended March 31, 2025 was $0.1 million, based on a weighted-average interest rate of 6.30%.

Note 11. Commitments and Contingencies

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

Note 12. Segment Reporting

The Company operates as a single operating segment. The Company’s chief operating decision maker is one individual and has the role of President and Chief Executive Officer (the “CODM”). The CODM reviews financial information including operating results and assets on a consolidated basis and is regularly provided with only the consolidated expenses as noted on the face of the statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and other financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. In April 2023, we changed the company name, ShotSpotter, Inc., to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebranding, we introduced our SafetySmartTM platform that includes six data-driven tools consisting of: (i) our flagship product, ShotSpotter®, our leading outdoor gunshot detection, location and alerting system trusted by 177 cities and 21 universities and corporations as of March 31, 2025, (ii) CrimeTracer™, a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™, which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an ALPR and vehicle identification solution that leverages AI and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement, introduced in July 2024 through a strategic partnership with Rekor Systems, Inc. and (vi) SafePointe™, an AI-based weapons detection system. We also offer other security solutions within our flagship product offering ShotSpotter, including ShotSpotter for Campus and ShotSpotter for Corporate that are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. SoundThinking Labs supports innovative uses of our technology to help protect wildlife and the environment.

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

We offer our solutions on a software-as-a-service subscription model to our customers. We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution, CaseBuilder an offering of CaseBuilder focused on gun violence, and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. We generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two lanes. As of March 31, 2025, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract covered over 1,081 square miles, of which over 1,079 square miles had gone live. Coverage areas under contract for ShotSpotter included 177 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 21 campuses/sites across the United States, South Africa, Uruguay, Brazil and the Bahamas, and included some of the largest cities in the United States. As of March 31, 2025, we had 247 SafePointe lanes under contract. Most of our revenues are attributable to customers based in the United States.

While we intend to continue devoting resources to increase sales of our solutions, we expect that revenues from ShotSpotter will continue to comprise a majority of our revenues for the foreseeable future. SoundThinking Labs projects are generally conducted in coordination with a sponsoring charitable organization and may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, SoundThinking Labs projects will normally produce gross margins significantly lower than most of our other solutions. Additionally, in early 2021, we added new pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

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

In January 2022, we acquired Forensic Logic, LLC (“Forensic Logic”), a leading provider of cloud-based data services to U.S. law enforcement and public safety to enable powering the industry’s most advanced search and analysis technology. We believe combining lead generation from Forensic Logic with our CaseBuilder case management solution, and utilizing CrimeTracer, can accelerate crime solving solutions and improve clearance rates.

In August 2023, we acquired SafePointe, a provider of an AI-driven next-generation concealed weapons detection solution and added this technology to our SafetySmart platform.

In July 2024, we announced a strategic partnership to create and launch a new end-to-end vehicle and ALPR public safety solution, “PlateRanger, Powered by Rekor.” This collaboration combines SoundThinking’s expertise in acoustic gunshot detection and investigative solutions with Rekor’s vehicle ALPR solutions.

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

We generated revenues of $28.3 million and $25.4 million for the three months ended March 31, 2025 and 2024, respectively, representing an increase of 12%. For the three months ended March 31, 2025 and 2024 revenues from ShotSpotter represented approximately 58%, and 69% of total revenues, respectively. Our current largest customer, the City of New York accounted for 37% of our total revenues for the three months ended March 31, 2025. The City of New York and the City of Chicago each accounted for 26% and 10%, respectively, of our total revenues for the three months ended March 31, 2024.

For the three months ended March 31, 2025 and 2024, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $27.6 million and $24.8 million, respectively, or 97% and 97% of total revenues, respectively.

We had a net loss of $1.5 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively. Our accumulated deficit was $105.8 million and $104.3 million at March 31, 2025 and December 31, 2024, respectively.

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

Net New “Go-Live” Cities and Universities

Net new “go-live” cities and universities represent the number of cities and universities covered by deployments of our gunshot detection solution, ShotSpotter, that were formally approved by customers during the period, both from initial and expanded customer deployments, net of cities and universities that ceased to be “live” during the period due to customer cancellations. New cities and universities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities and universities as a key business metric to measure our operational performance and market penetration. Our net new “go-live” cities and universities in the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net new “go-live” cities and universities	4	9

Components of Results of Operations

Presentation of Financial Statements

Our unaudited condensed consolidated financial statements include the accounts of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenues

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis and generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two sensors. Our security solutions, ShotSpotter for Campus and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter, CaseBuilder and CrimeTracer solutions are also sold on a subscription basis that is generally customized based on the number of sworn officers in a particular city.

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

We also generate revenues through sales to two customers through sales channel intermediaries that include enhanced services. One sales channel intermediary contract through Technologic includes (i) a single on-premises software license for our proprietary software technology and related maintenance and support services and (ii) professional software development services, such as for software development and testing for product feature enhancements, by executing supplementary work orders. The second sales channel intermediary contract includes an enterprise CaseBuilder solution with supplemental professional services to integrate CaseBuilder with the customer’s existing systems that will remain in place.

For ShotSpotter sales to cities, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. For SafePointe, we generally invoice the first year’s subscription price when the contract is fully executed. For ShotSpotter for Campus, ShotSpotter for Corporate and CrimeTracer, we generally invoice customers 100% of the total contract value when the subscription service is operational, which is often soon after contract execution. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter.

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

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration primarily consists of increases or decreases in our contingent consideration liabilities recorded for potential earnouts from our acquisitions of SafePointe. The changes result from revenue actuals and revised revenue estimates utilized in the fair value methodology to estimate the contingent liability for the earnouts.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth selected condensed consolidated statements of operations data for the three months ended March 31, 2025 and 2024 (in thousands):

		As a % of		As a % of	Change
	2025	Revenues	2024	Revenues	$	%
Revenues	$28,349	100%	$25,410	100%	$2,939	12%
Costs
Cost of revenues	11,718	41%	10,271	40%	1,447	14%
Impairment of property and equipment	37	0%	252	1%	(215)	(85%)
Total costs	11,755	41%	10,523	41%	1,232	12%
Gross profit	16,594	59%	14,887	59%	1,707	11%
Operating expenses:
Sales and marketing	7,259	26%	7,112	28%	147	2%
Research and development	4,065	14%	3,560	14%	505	14%
General and administrative	6,474	23%	6,830	27%	(356)	(5%)
Total operating expenses	17,798	63%	17,502	69%	296	2%
Operating loss	(1,204)	(4%)	(2,615)	(10%)	1,411	(54%)
Other expense, net	(180)	(1%)	(180)	(1%)	—	—
Provision for income taxes	100	—	114	—	(14)	(12%)
Net loss	$(1,484)	(5%)	$(2,909)	(11%)	$1,425	(49%)

Revenues

The increase in revenues of $2.9 million was primarily attributable to approximately $3.5 million of catch-up revenue from two 3-year contract renewals with New York City Police Department.

Costs of Revenues

The increase in cost of revenues of $1.2 million was due primarily to an increase of $0.7 million in product costs due to the increase in our customer base and an increase of $0.5 million in personnel costs.

Sales and Marketing Expense

Sales and marketing expense increased by $0.1 million, primarily due to increased expense in marketing consulting.

Research and Development Expense

Research and development expense increased by $0.5 million, primarily due to an increase of $0.2 million in consulting expense associated with SafePointe and a $0.3 million increase in headcount and IT expense.

General and Administrative Expense

General and administrative expense decreased by $0.4 million, primarily due to a decrease in legal and consulting expenses.

Other Income (Expense), Net

The other expense, net remained consistent.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. A $0.1 million in provision for income taxes was recorded in the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $11.7 million and accounts receivable of $29.5 million as of March 31, 2025. On March 31, 2025, our available credit facility was approximately $21.0 million and we had $4.0 million outstanding on our line of credit, which was primarily used to fund our acquisition of SafePointe.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of $39.9 million. However, should additional working capital be needed, we can utilize our unused credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee that debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

In August 2023, we completed the acquisition of SafePointe for purchase consideration of $25.6 million, consisting of $11.4 million in cash, subject to working capital adjustments, and the issuance of 549,579 shares of our common stock that was valued at $11.2 million at the time of acquisition. We used $7.0 million of our credit facility to complete this acquisition. The purchase consideration also included contingent consideration valued at $3.0 million at the time of acquisition, which is related to a contingent earnout payable of up to $11.5 million based on SafePointe’s revenues generated during the remainder of 2023 through 2025. Any earned amounts will be payable within approximately 120 days after the end of the target year.

Stock Repurchase Program

In November 2022, our board of directors approved a stock repurchase program (the “2022 Repurchase Program”) for up to $25.0 million of our common stock. The shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or by other methods in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management in its discretion and will depend on a number of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The stock repurchase program does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time.

During three months ended March 31, 2025, we repurchased 33,493 shares of our common stock at an average price of $15.04 per share for approximately $0.5 million, under the 2022 Repurchase Program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of March 31, 2025, $12.9 million remains available under the 2022 Repurchase Program.

Credit Facility

In September 2018, we entered into our Umpqua Credit Agreement, initially providing for borrowing capacity of $10.0 million. The agreement was amended in November 2022 to increase the size of our available credit facility to $25.0 million with an expiration date of October 15, 2024, and further amended in February 2024 to extend the expiration date to October 15, 2025. The revolving loan facility is for general working capital purposes. Our available credit facility as of March 31, 2025 was $21.0 million. On March 31, 2025, there was $4.0 million outstanding on our line of credit. The Umpqua Credit Agreement subjects us to certain restrictive and financial covenants, see the risk entitled “The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions” in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q. We are in compliance with all the covenants under the Umpqua Credit Agreement as of March 31, 2025.

Cash Flows

Comparison of Three Months Ended March 31, 2025 and 2024

The following table presents a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(141)	$4,977
Investing activities	(910)	(2,140)
Financing activities	(501)	—
Net change in cash and cash equivalents	$(1,552)	$2,837

Operating Activities

Our net loss and cash flows provided by (used in) operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, sales and marketing expenses and our ability to bill and collect in a timely manner.

Net cash provided by operating activities decreased by $5.1 million during the three months ended March 31, 2025 resulting in net cash used by operating activities of $0.1 million compared to net cash provided by operating activities of $5.0 million during the same period of 2024. This was primarily due to a decrease of $7.5 million in deferred revenue caused by termination of contract with the City of Chicago, offset by a $0.5 million increase in accounts receivable invoicing, a $1.1 million increase in prepaid and other assets and a $0.9 million increase in accounts payable payments.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Investing activities used $0.9 million in the three months ended March 31, 2025. This was primarily driven by investments in property and equipment installed for our solutions in customer coverage areas. Investing activities used $2.1 million in the three months ended March 31, 2024, for investments in installed property and equipment.

Financing Activities

Financing activities includes net proceeds from the exercise of stock options, offset by payments for repurchases of our common stock.

Financing activities in the three months ended March 31, 2025 reflect payment of $0.5 million for repurchases of our common stock.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report on Form 10-K”) and the notes to the audited consolidated financial statements appearing in our 2024 Annual Report on Form 10-K, filed with the SEC on March 31, 2025. As of March 31, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2024 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed, consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates and inflation.

There were no material changes in our market risk during the three months ended March 31, 2025, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures About Market Risk section of our 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of a material weakness in our internal control over financial reporting discussed below, which remained unremediated as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

While management continues to make progress on its remediation efforts as discussed below, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of our internal control over financial reporting described above, management identified the following deficiencies that individually, or in the aggregate, constituted a material weakness in our internal control over financial reporting as of March 31, 2025.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Commitments and Contingencies” in Note 11 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

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
•
Systems and Organizations Controls 2 (“SOC2”), Criminal Justice Information Services (“CJIS”) and Health Insurance Portability and Accountability Act (“HIPAA”) requirements could potentially cause obligations that we are not able to completely perform which could adversely affect our reputation and sales, as well as the availability of our solutions in certain markets.
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

For example, with regard to the concentration of our revenue, for the three months ended March 31, 2025, the City of New York as our largest customer accounted for 37% of the Company’s total revenues. Our contract with the City of Chicago ended in November 2024 and we renewed our two contracts with the City of New York in the first quarter of 2025. The ending of our contract with the City of Chicago and any inability to renew or delays in renewal of our contract with the City of New York or any of the other factors above or other factors discussed elsewhere in this report will result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

We had a net loss of $1.5 million for the three months ended March 31, 2025 and as of March 31, 2025, we had an accumulated deficit of $105.8 million. Although we posted net income in 2019, 2020 and 2022, we had a net loss in 2024, 2023 and 2021 and we had net losses prior to 2019. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•
higher costs to procure the sensors required for our solutions due to inflationary pressures or tariffs;
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

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our other products, such as CaseBuilder and ResourceRouter, drives our ability to increase our revenues. Most of our ShotSpotter customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage, including as a negative reaction to price increases. If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate or may even decline. During periods of economic uncertainty resulting from past and potential future disruptions in access to bank deposits and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy, such as the imposition of tariffs, rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

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

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. Social unrest, protests against racial inequality and protests against police brutality have increased in past years. In addition, four members of Congress previously requested the Inspector General of the Department of Homeland Security to investigate the appropriateness of the use of federal funds to purchase our ShotSpotter solution. Furthermore, the New York Comptroller previously issued a report with certain conclusions questioning the accuracy and value of our ShotSpotter solution, which that we disputed in a formal reply on the basis that they were misinformed and did not give adequate weight to the New York Police Department’s views. Changes in the availability of federal funding, such as under ARPA or due to policies implemented by DOGE, may lead to changes in the operations of federal agencies, which may adversely impact our business and operating results. These events may directly or indirectly affect municipal and police agency budgets, including federal funding available to current and potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

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

We may be adversely affected by ongoing social unrest, protests against racial inequality and protests against police brutality or increases in such unrest that may occur in the future, and such unrest may be exacerbated by inaccurate information or negative publicity regarding our solutions. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the “problem” which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

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

Any of our facilities or operations may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, global pandemics, and power outages, which may render it difficult or impossible for us to operate our business for some period of time or decrease productivity. For example, our primary IRC and a data center that hosts some of our customer services are located in the San Francisco Bay Area, a region known for seismic activity. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. In addition, we expect to continue to work in a hybrid work model for the foreseeable future. This policy may negatively impact productivity of our employees.

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

On September 27, 2018, we entered into a senior secured revolving credit facility with Umpqua Bank (the “Umpqua Credit Agreement”) and in November 2022, we amended the Umpqua Credit Agreement to, among other things, extend the maturity date from November 27, 2022 to October 15, 2024, increase the revolving credit commitment from $20.0 million to $25.0 million and increase the letter of credit sub-facility from $6.0 million to $7.5 million. In February 2024, we amended the Umpqua Credit Agreement to extend the maturity date from October 15, 2024 to October 15, 2025. As of March 31, 2025, there was $4.0 million outstanding on our line of credit.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Although our current business model is not directly reliant on the import or export of physical goods, trade policies may indirectly adversely impact our business and operations. For example, current and future tariffs on hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors could raise costs, constrain supply or affect service reliability, which could harm our competitive position, reduce customer demand and damage customer relationships. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our services or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.

Trade disputes, trade restrictions, tariffs, and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers and governments more hesitant to adopt solutions offered by U.S.-based providers. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, the introduction of trade barriers applicable to digital services, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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

As of March 31, 2025, we had federal net operating loss carryforwards (“NOLs”) of approximately $50.0 million, of which $45.1 million will begin to expire in 2030, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of March 31, 2025, we also had state NOLs of approximately $41.4 million, which began expiring in 2025. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, such as the 2020 temporary suspension of the ability to use California NOLs and limitation on the use of certain tax credits to offset California income and tax liabilities, which could accelerate or permanently increase state taxes owed.

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

As of March 31, 2025, we had 34 issued patents directed to our technologies, 28 in the United States, two in Brazil, one each in Israel, Mexico, the United Kingdom, France and Germany. The issued patents expire on various dates from 2025 to 2034. We have patent applications pending for examination in the United States, Europe, Mexico and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party which expired in November 2023. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

We also face risks to any confidential or proprietary information of the Company which we may include in any prompts or inputs into any generative AI tools, as the providers of the generative AI tools may use these inputs or prompts to further train the tools. Not all providers offer an option to opt-out of such usage, and, even where we do opt-out, we cannot guarantee that the opt-out will be fully effective. In addition, we have little or no insight into the third-party content and materials used to train these generative AI tools, or the extent of the original works which remain in the outputs. As a result, we may face claims from third parties claiming infringement of their intellectual property rights, or mandatory compliance with open-source software or other license terms, with respect to software, or other materials or content we believed to be available for use, and not subject to license terms or other third-party proprietary rights. We could also be subject to claims from the providers of the generative AI tools, if we use any of the generated materials in a manner inconsistent with their terms of use. Any of these claims could result in legal proceedings and could require us to purchase a costly license, comply with the requirement of open-source software license terms, or limit or cease using the implicated software, or other materials or content unless and until we can re-engineer such software, materials, or content to avoid infringement or change the use of, or remove, the implicated third-party materials, which could reduce or eliminate the value of our technologies and services. Our use of generative AI tools may also present additional security risks because the generated source code may have been modelled from publicly available code, or otherwise not subject to all of our standard internal controls, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on the code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Our use of open-source software could subject us to possible litigation.

A portion of our technologies incorporates open-source software, and we expect to continue to incorporate open-source software into our platform in the future. Few of the licenses applicable to open-source software have been interpreted by courts, and their application to the open-source software integrated into our proprietary technology platform may be uncertain. If we fail to comply with these licenses, then pursuant to the terms of these licenses, we may be subject to certain requirements, including requirements that we make available the source code for our software that incorporates the open-source software. We cannot assure you that we have not incorporated open-source software in our software in a manner that is inconsistent with the terms of the applicable licenses or our current policies and procedures. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could incur significant legal expenses defending against such allegations. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our technology platform.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment of our internal control over financial reporting, under the criteria described in the preceding sentence, management has identified a material weakness in internal control during the year ended December 31, 2024 which remained unremediated as of March 31, 2025. See Part I, Item 4, “Controls and Procedures” of this report. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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
•
other events or factors, including those resulting from pandemics, protests against racial inequality, protests against police brutality, war, incidents of terrorism or responses to these events; and
•
negative publicity, including false information, regarding our solutions.

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

In November 2022, our board of directors approved a new stock repurchase program for up to $25.0 million of our common stock, of which $12.1 million was utilized as of March 31, 2025. Although our board of directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the stock repurchase program, and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our existing credit agreement or in future borrowing arrangements we may enter into from time to time.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1, 2025 - January 31, 2025	—	—	—	$13,423
February 1, 2025 - February 28, 2025	—	—	—	$13,423
March 1, 2025 - March 31, 2025	33,493	$15.04	33,493	$12,919
Total	33,493	$15.04	33,493

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

SOUNDTHINKING, INC.

Date: May 15, 2025	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: May 15, 2025	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer