Form 10-Q
period 2025-06-30
SOUNDTHINKING, INC.
filed 2025-08-13
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025 the registrant had 12,791,251 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SoundThinking, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,950	$13,183
Accounts receivable and contract assets, net	30,743	25,464
Prepaid expenses and other current assets	4,816	4,881
Total current assets	44,509	43,528
Property and equipment, net	19,915	20,131
Operating lease right-of-use assets	1,643	1,878
Goodwill	34,213	34,213
Intangible assets, net	31,266	33,182
Other assets	3,230	3,861
Total assets	$134,776	$136,793
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,348	$3,442
Accrued expenses and other current liabilities	7,153	10,216
Line of credit	4,000	4,000
Deferred revenue, short-term	38,479	38,401
Total current liabilities	52,980	56,059
Deferred revenue, long-term	5,051	5,832
Deferred tax liability	1,378	1,361
Operating lease liabilities, net of current portion	846	1,142
Total liabilities	60,255	64,394
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,788,631 and 12,634,485 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	64	64
Additional paid-in capital	183,719	177,021
Accumulated deficit	(108,902)	(104,298)
Accumulated other comprehensive loss	(360)	(388)
Total stockholders’ equity	74,521	72,399
Total liabilities and stockholders’ equity	$134,776	$136,793

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$25,889	$26,960	$54,238	$52,370
Costs
Cost of revenues	12,058	10,781	23,776	21,052
Impairment of property and equipment	36	106	73	358
Total costs	12,094	10,887	23,849	21,410
Gross profit	13,795	16,073	30,389	30,960

Operating expenses
Sales and marketing	6,525	7,322	13,784	14,434
Research and development	3,746	3,468	7,811	7,028
General and administrative	6,467	5,880	12,941	12,710
Change in fair value of contingent consideration	—	(554)	—	(554)
Total operating expenses	16,738	16,116	34,536	33,618
Operating loss	(2,943)	(43)	(4,147)	(2,658)
Other expense, net
Interest expense, net	(20)	(61)	(32)	(183)
Other expense, net	(71)	(414)	(239)	(472)
Total other expense, net	(91)	(475)	(271)	(655)
Loss before income taxes	(3,034)	(518)	(4,418)	(3,313)
Provision for income taxes	86	234	186	348
Net loss	$(3,120)	$(752)	$(4,604)	$(3,661)
Net loss per share, basic and diluted	$(0.24)	$(0.06)	$(0.36)	$(0.29)
Weighted-average shares used in computing net loss per share, basic and diluted	12,712,191	12,792,952	12,680,456	12,781,910

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(3,120)	$(752)	$(4,604)	$(3,661)
Other comprehensive loss:
Change in foreign currency translation adjustment, net of taxes	2	12	28	(4)
Comprehensive loss	$(3,118)	$(740)	$(4,576)	$(3,665)

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	12,634,485	$64	$177,021	$(104,298)	$(388)	$72,399
Exercise of stock options	—	—	3	—	—	3
Repurchase of common stock	(33,493)	—	(504)	—	—	(504)
Issuance of common stock from RSUs vested	65,109	—	—	—	—	—
Stock-based compensation	—	—	3,404	—	—	3,404
Other comprehensive income	—	—	—	—	26	26
Net loss	—	—	—	(1,484)	—	(1,484)
Balance at March 31, 2025	12,666,101	64	179,924	(105,782)	(362)	73,844
Exercise of stock options	3,453	—	16	—	—	16
Repurchase of common stock	(31,570)	—	(470)	—	—	(470)
Issuance of common stock from ESPP purchases	40,865	—	408	—	—	408
Issuance of common stock from RSUs vested	109,782	—	—	—	—	—
Stock-based compensation	—	—	3,841	—	—	3,841
Other comprehensive income	—	—	—	—	2	2
Net loss	—	—	—	(3,120)	—	(3,120)
Balance at June 30, 2025	12,788,631	$64	$183,719	$(108,902)	$(360)	$74,521

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	12,761,448	$64	$170,139	$(95,118)	$(328)	$74,757
Issuance of common stock from RSUs vested	31,720	—	—	—	—	—
Stock-based compensation	—	—	2,927	—	—	2,927
Foreign currency translation loss	—	—	—	—	(16)	(16)
Net loss	—	—	—	(2,909)	—	(2,909)
Balance at March 31, 2024	12,793,168	64	173,066	(98,027)	(344)	74,759
Exercise of stock options	5,640	—	5	—	—	5
Repurchase of common stock	(134,150)	—	(1,999)	—	—	(1,999)
Issuance of common stock from ESPP purchases	36,586	—	444	—	—	444
Issuance of common stock from RSUs vested	81,684	—	—	—	—	—
Stock-based compensation	—	—	3,146	—	—	3,146
Foreign currency translation income	—	—	—	—	12	12
Net loss	—	—	—	(752)	—	(752)
Balance at June 30, 2024	12,782,928	$64	$174,662	$(98,779)	$(332)	$75,615

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,604)	$(3,661)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation of property and equipment	3,037	3,126
Amortization of intangible assets	1,931	1,929
Impairment of property and equipment	73	358
Stock-based compensation	7,245	6,073
Deferred taxes	18	107
Loss on disposal of property and equipment	—	5
Allowance for credit losses	269	50
Change in fair value of contingent consideration	—	(554)
Changes in operating assets and liabilities:
Accounts receivable and contract asset	(5,548)	(5,055)
Prepaid expenses and other assets	696	368
Accounts payable	(713)	(728)
Accrued expenses and other liabilities	(3,124)	20
Deferred revenue	(704)	7,353
Net cash provided by (used in) operating activities	(1,424)	9,391
Cash flows from investing activities:
Purchase of property and equipment	(2,277)	(3,717)
Investment in intangible and other assets	(13)	(31)
Net cash used in investing activities	(2,290)	(3,748)
Cash flows from financing activities:
Proceeds from exercise of stock options	19	5
Repurchases of common stock	(974)	(1,999)
Proceeds from employee stock purchase plan	408	444
Net cash used in financing activities	(547)	(1,550)
Change in cash and cash equivalents	(4,261)	4,093
Effect of exchange rate on cash and cash equivalents	28	(6)
Cash and cash equivalents at beginning of year	13,183	5,703
Cash and cash equivalents at end of period	$8,950	$9,790

Supplemental cash flow disclosures:
Cash paid for interest	$132	$268
Cash paid for income taxes	353	136
Supplemental cash flow disclosures:
ROU Assets obtained in exchange for lease liabilities	$193	$—
Purchases of property and equipment and intangibles included in accounts payable	$706	$614

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

SoundThinking, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions, combining data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. As of June 30, 2025, the Company had approximately 335 customers and to date has worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

The Company’s SafetySmart™ platform includes six data-driven tools consisting of (i) its flagship product, ShotSpotter®, the leading outdoor gunshot detection, location and alerting system trusted by 179 cities and 22 universities and corporations as of June 30, 2025, (ii) CrimeTracer™, a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve crimes, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ that directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an advanced license plate recognition (“ALPR”) and vehicle identification solution that leverages artificial intelligence (“AI”) and machine learning (“ML”) to enhance investigative efficiency and provide real-time data sharing for law enforcement, introduced in July 2024 through a strategic partnership with Rekor Systems, Inc and (vi) SafePointe™, an AI-based weapons detection system. The Company offers its solutions on a software-as-a-service subscription model to its customers.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of June 30, 2025, the Company had approximately $7.6 million, for which only $250,000 is insured under FDIC limits, $13,000 and $114,000, deposited with the Company’s three domestic financial institutions.

Concentration of Accounts Receivable and Contract Assets – At June 30, 2025, one customer accounted for 32% of the Company’s total accounts receivable and contract assets, net. At December 31, 2024, one customer accounted for 19%, of the Company’s total accounts receivable and contract assets, net.

Concentration of Revenues – For the three months ended June 30, 2025, one customer accounted for 25% of the Company’s total revenues. For the three months ended June 30, 2024, two customers accounted for 25% and 10% of the Company’s total revenues. For the six months ended June 30, 2025, one customer accounted for 31% of the Company’s total revenues. For the six months ended June 30, 2024, two customers accounted for 26% and 10% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

During the six months ended June 30, 2025, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$45,437	$50,752	$44,233	$42,077
New billings	21,943	24,887	50,362	57,924
Revenue recognized during the year from beginning balance	(15,533)	(19,550)	(23,484)	(29,051)
Revenue recognized during the year from new billings	(8,317)	(6,658)	(27,581)	(21,519)
Ending balance	$43,530	$49,431	$43,530	$49,431

The following table presents remaining performance obligations for contractually committed revenues as of June 30, 2025 (in thousands):

Remainder of 2025	$30,049
2026	41,462
2027	24,201
Thereafter	4,214
Total	$99,926

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of June 30, 2025 and amounts under contract that will be invoiced after June 30, 2025.

During the three months ended June 30, 2025, the Company recognized revenues of $25.2 million from customers in the United States, and $0.7 million from customers in the Bahamas, South Africa and South America. During the three months ended June 30, 2024, the Company recognized revenues of $26.3 million from customers in the United States, and $0.7 million from customers in the Bahamas, South Africa and Uruguay.

During the six months ended June 30, 2025, the Company recognized revenues of $52.7 million from customers in the United States, and $1.5 million from customers in the Bahamas, South Africa and South America. During the six months ended June 30, 2024, the Company recognized revenues of $51.1 million from customers in the United States, and $1.3 million from customers in the Bahamas, South Africa and Uruguay.

During the three months ended June 30, 2025, the Company recognized revenues of $25.6 million from monthly subscription, maintenance and support services, and $0.3 million from professional software development services. During the three months ended June 30, 2024, the Company recognized revenues of $26.0 million from monthly subscription, maintenance and support services, and $1.0 million from professional software development services.

During the six months ended June 30, 2025, the Company recognized revenues of $53.6 million from monthly subscription, maintenance and support services, and $0.7 million from professional software development services. During the six months ended June 30, 2024, the Company recognized revenues of $50.6 million from monthly subscription, maintenance and support services, and $1.8 million from professional software development services.

During the six months ended June 30, 2025, the Company recognized approximately $4.3 million of catch-up revenue comprising approximately $3.5 million of catch-up revenue during the three months ended March 31, 2025 based on two 3-year contract renewals with New York City Police Department and $0.8 million of catch-up revenue from various customers during the three months ended June 30, 2025.

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

As of December 31, 2023, the Company evaluated the contingent consideration related to the acquisition of SafePointe based on estimated SafePointe revenue and adjusted the consideration to $0.6 million. During the first half of 2024, the Company determined the contingent consideration was not probable of being earned resulting in the fair value of contingent consideration liabilities as of June 30, 2025 and 2024 being nil. Accordingly, the Company recognized a change in fair value of contingent consideration of $0.6 million during the three and six months ended June 30, 2024. There were no changes in the fair value of contingent consideration during the three and six months ended June 30, 2025.

There were no transfers into or out of Level III during the six months ended June 30, 2025 and 2024.

The Company also has $6.2 million in a money market fund. The fair value measurement was classified as Level I within the fair value hierarchy as prescribed by Accounting Standards Codification 820-10-35-37 (“ASC 820, Fair Value Measurement”).

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, trade and other receivables, net, and accounts payable, approximate their fair value due to their short maturities.

Note 5. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

		June 30, 2025
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(7,226)	$18,244
Acquired software technology	9	16,340	(4,766)	11,574
Patents and intellectual property	3	2,081	(1,505)	576
Tradename	9	2,100	(1,228)	872
Total intangible assets, net		$45,991	$(14,725)	$31,266

		December 31, 2024
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(6,307)	$19,163
Acquired software technology	9	16,340	(3,911)	12,429
Patents and intellectual property	3	2,068	(1,411)	657
Tradename	9	2,100	(1,167)	933
Total intangible assets, net		$45,978	$(12,796)	$33,182

Intangible amortization expense was approximately $0.9 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively. Intangible amortization expense was approximately $1.9 million for both of the six-month periods ended June 30, 2025 and 2024.

The following table presents future intangible asset amortization as of June 30, 2025 (in thousands):

Remainder of 2025	$1,899
2026	3,809
2027	3,809
2028	3,758
2029	3,650
Thereafter	14,341
Total	$31,266

Note 6. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets, net (in thousands):

	June 30,	December 31,
	2025	2024
Accounts receivable	$27,714	$19,635
Contract assets	3,573	6,104
Allowance for credit losses	(544)	(275)
	$30,743	$25,464

Prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2025	2024

Deferred commissions	$1,592	$1,477
Prepaid software and licenses	2,356	1,306
Prepaid insurance	154	1,069
Short-term deposits	384	581
Other prepaid expenses	330	448
	$4,816	$4,881

Other assets (long-term) (in thousands):

	June 30,	December 31,
	2025	2024
Deferred commissions	$2,742	$3,152
Escrow claim	357	581
Other	131	128
	$3,230	$3,861

Accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2025	2024
Personnel-related accruals	$5,410	$8,252
Operating lease liabilities, current	922	909
Professional fees	169	137
Sales/use tax payable	243	141
Other	409	777
	$7,153	$10,216

Note 7. Related Party Transactions

During the three and six months ended June 30, 2025, the Company recognized approximately $7,000 and $18,000, respectively, in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders. During the three and six months ended June 30, 2024, the Company recognized approximately $47,000 and $80,000, respectively, in revenues from such SoundThinking Labs projects.

Note 8. Restructuring

In the second quarter of 2024, the Company restructured its workforce and eliminated 3% of its total headcount to more effectively allocate its resources and to reduce operational costs. Additionally, the Company terminated a building lease early for a location that was no longer in use.

Restructuring expense related to the workforce reduction during the three months ended June 30, 2024 amounted to $0.3 million, consisting of cash expenditures for severance and other employee separation-related costs. Restructuring expenses related to the lease termination were $0.1 million, comprising of early termination fees and monthly rent. These restructuring expenses were recorded in other expense, net, in the unaudited condensed consolidated statement of operations.

As of June 30, 2024, net restructuring liabilities totaled approximately $0.2 million and were included in accrued expenses and other current liabilities on the Company's unaudited condensed consolidated balance sheet.

There was no restructuring activity during the six months ended June 30, 2025.

Note 9. Stock Repurchase Program

During the six months ended June 30, 2025, the Company repurchased 65,063 shares of its common stock at an average price of $14.92 per share for a total of $1.0 million under its stock repurchase program. During the six months ended June 30, 2024, the Company repurchased 134,150 shares of its common stock at an average price of $14.86 per share for a total of $2.0 million under its stock repurchase program.

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

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(3,120)	$(752)	$(4,604)	$(3,661)
Denominator:
Weighted-average shares outstanding, basic and diluted	12,712,191	12,792,952	12,680,456	12,781,910
Net loss per share, basic and diluted	$(0.24)	$(0.06)	$(0.36)	$(0.29)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	1,772,338	1,796,901	1,772,338	1,796,901
Restricted stock units exercisable and expected to vest	2,592,981	1,056,904	2,592,981	1,056,904
Estimated number of shares issuable under 2017 ESPP	20,152	25,124	20,152	25,124
Total	4,385,471	2,878,929	4,385,471	2,878,929

Note 11. Equity Incentive Plans

Stock options

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”) and 2017 Equity Incentive Plan (the “2017 Plan”) during the six months ended June 30, 2025 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)	Weighted- Average Remaining Contractual term (in years)
Outstanding at December 31, 2024	1,774,388	$26.62
Granted	95,275	$15.92	$9.59
Exercised	(4,104)	$4.48		$46
Canceled	(93,221)	$23.86
Outstanding at June 30, 2025	1,772,338	$26.24
Exercisable at June 30, 2025	1,265,627	$27.89
Vested and expected to vest at June 30, 2025	1,772,338	$26.24		$951	6.51

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

Restricted stock units

A summary of restricted stock unit (“RSU”) activities under the 2017 Plan during the six months ended June 30, 2025 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2024	966,131	$19.04
Granted	1,852,388	$16.10
Vested	(174,891)	$19.83	$2,785
Forfeited	(50,647)	$16.89
Unvested RSUs at June 30, 2025	2,592,981	$16.93

Performance-based restricted stock units:

During the year ended December 31, 2024, the Company granted to members of the Company’s management team RSU awards with performance-based vesting conditions (“PSUs”), totaling 544,228 shares at a grant date fair value of $17.74 per share, the closing stock price on the grant date. These PSUs vest in one installment on the certification date, which shall occur as soon as administratively practicable following the end of 2026, based on the satisfaction of revenue and Adjusted EBITDA performance goals for fiscal year 2026, as determined by the Compensation and Human Capital Committee of the Board of Directors of the Company. Compensation expense related to the PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. Compensation expense related to these awards was approximately $0.2 and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. Compensation expense related to these awards was approximately $0.5 and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, the Company granted to members of the Company’s management team PSUs of 813,348 shares with a grant date fair value of $16.43 per share, the closing stock price on the grant date. These PSUs vest in one installment on the certification date, which shall occur as soon as administratively practicable following the end of 2027, based on the satisfaction of revenue and Adjusted EBITDA performance goals for fiscal year 2027, as determined by the Compensation and Human Capital Committee of the Board of Directors of the Company. Compensation expense related to the PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. As of June 30, 2025, no expense was recorded related to these PSUs as the achievement of the minimum target for 2027 was not probable of being met.

In February 2025, the Company introduced a PSU-based performance bonus plan (“PSU Bonus Plan”) for exempt employees. Under the PSU Bonus plan, employees may receive up to 133,261 shares with a grant date fair value of $15.12, the closing stock price on the grant date, which vest in one installment on the certification date and occur as soon as administratively practicable following the end of 2025, based on the satisfaction of the Company obtaining certain performance criteria. As of June 30, 2025, the Company determined a portion of the shares granted under the PSU Bonus Plan are probable of vesting and recorded $0.4 million and $0.8 million expense related to the PSU, for the three and six months ended June 30, 2025, respectively.

During the six months ended June 30, 2025, the Company granted to members of the Company’s leadership team PSUs of 448,222 shares with a grant date fair value of $15.51 per share, the closing stock price on the grant date. These PSUs vest in one installment on the certification date, which shall occur as soon as administratively practicable following the end of 2026, based on the satisfaction of revenue and Adjusted EBITDA performance goals for fiscal year 2026, as determined by the Compensation and Human Capital Committee of the Board of Directors of the Company. Compensation expense related to the PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. As of June 30, 2025, the Company determined a portion of the shares granted under the PSU Bonus Plan are probable of vesting and recorded $0.3 million.

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

The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2025 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 675,768 as of June 30, 2025.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$620	$399	$1,268	$839
Sales and marketing	574	584	1,165	1,185
Research and development	444	303	837	605
General and administrative	2,203	1,860	3,975	3,444
Total	$3,841	$3,146	$7,245	$6,073

Note 12. Financing Arrangements

The Company has a revolving loan facility (the “Revolving Facility”) under its Credit Agreement with Umpqua Bank (the “Umpqua Credit Agreement”) with a revolving credit commitment of $25.0 million and letter of credit sub-facility of $7.5 million, that matures on October 15, 2025.

Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility. The available loan facility as of June 30, 2025 and December 31, 2024 was approximately $21.0 million, for both periods. As of June 30, 2025 and December 31, 2024, there was $4.0 million outstanding on the Company’s line of credit, which the Company borrowed in August 2023 to partially fund the acquisition of SafePointe. The interest expense recorded for the three and six months ended June 30, 2025 was immaterial based on a weighted-average interest rates of 6.28% and 6.29%, respectively. For the three and six months ended June 30, 2024, the interest expense recorded was $0.1 million and $0.2 million, respectively. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements set forth in the Umpqua Credit Agreement.

Note 13. Commitments and Contingencies

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

Note 14. Segment Reporting

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

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. In April 2023, we changed the company name, ShotSpotter, Inc., to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebranding, we introduced our SafetySmartTM platform that includes six data-driven tools consisting of: (i) our flagship product, ShotSpotter®, our leading outdoor gunshot detection, location and alerting system trusted by 179 cities and 22 universities and corporations as of June 30, 2025, (ii) CrimeTracer™, a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™, which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an ALPR and vehicle identification solution that leverages AI and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement, introduced in July 2024 through a strategic partnership with Rekor Systems, Inc. and (vi) SafePointe™, an AI-based weapons detection system. We also offer other security solutions within our flagship product offering ShotSpotter, including ShotSpotter for Campus and ShotSpotter for Corporate that are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. SoundThinking Labs supports innovative uses of our technology to help protect wildlife and the environment.

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

We offer our solutions on a software-as-a-service subscription model to our customers. We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution, an offering of CaseBuilder focused on gun violence, and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. We generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, with a lane being the detection area between two sensors. As of June 30, 2025, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract covered over 1,086 square miles, of which over 1,086 square miles had gone live. Coverage areas under contract for ShotSpotter included 179 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 22 campuses/sites across the United States, South Africa, Uruguay, Brazil and the Bahamas, and included some of the largest cities in the United States. As of June 30, 2025, we had 264 SafePointe lanes under contract. Most of our revenues are attributable to customers based in the United States.

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

We generated revenues of $25.9 million and $27.0 million for the three months ended June 30, 2025 and 2024, respectively, representing a decrease of 4%. For the three months ended June 30, 2025 and 2024 revenues from ShotSpotter represented approximately 68% and 69% of total revenues, respectively. Our current largest customer, the City of New York accounted for 25% of our total revenues for the three months ended June 30, 2025. The City of New York and the City of Chicago each accounted for 25% and 10%, respectively, of our total revenues for the three months ended June 30, 2024. The City of Chicago did not renew our contract in November 2024. We submitted a proposal in response to a request for proposals from the City of Chicago for a new contract. At this time, we can provide no assurances that we will be successful in winning the new contract with Chicago.

We generated revenues of $54.2 million and $52.4 million for the six months ended June 30, 2025 and 2024, respectively, representing an increase of 4%. For the six months ended June 30, 2025 and 2024, revenues from ShotSpotter represented approximately 63%, and 69% of total revenues, respectively. Our current largest customer, the City of New York accounted for 31% of our total revenues for the six months ended June 30, 2025. The City of New York and the City of Chicago each accounted for 26% and 10%, respectively, of our total revenues for the six months ended June 30, 2024.

For the three months ended June 30, 2025 and 2024, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $25.1 million and $26.3 million, respectively, or 97% and 98% of total revenues, respectively.

For the six months ended June 30, 2025 and 2024, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $52.7 million and $51.1 million, respectively, or 97% and 98% of total revenues, respectively.

We had a net loss of $3.1 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. We had a net loss of $4.6 million and $3.7 million for the six months ended June 30, 2025 and 2024, respectively. Our accumulated deficit was $108.9 million and $104.3 million at June 30, 2025 and December 31, 2024, respectively.

We have focused on rapidly growing our business and believe that our future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence, increase sales of our security solutions and retain our customers. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions, and expanding into new markets for our other security solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive and time-consuming, the fact that our typical sales cycle is often very long and difficult to estimate accurately and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

We will also focus on expanding our business by introducing new products and services to existing customers, such as ResourceRouter, CrimeTracer and as a result of our acquisition of SafePointe, an AI-driven weapon detection system, and acquiring intellectual property assets. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth. We believe our large and growing installed base of police departments who trust SoundThinking’s products, support, and way of doing business provide revenue growth opportunities. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. We will also focus on expanding into new markets in conjunction with new regulations in California requiring weapons detection systems in hospitals and exploring other new markets such as casinos. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent. Consistent with this strategy, we expanded our suite of solutions with the acquisitions of Technologic, Forensic Logic and SafePointe.

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

Net New “Go-Live” Cities and Universities

Net new “go-live” cities and universities represent the number of cities and universities covered by deployments of our gunshot detection solution, ShotSpotter, that were formally approved by customers during the period to be operational and ready to go live, both from initial and expanded customer deployments, net of cities and universities that ceased to be “live” during the period due to customer cancellations. New cities and universities include deployed coverage areas that may have been sold, or booked, in a prior period, but were formally approved during the period as noted above. We focus on net new “go-live” cities and universities as a key business metric to measure our operational performance and market penetration. Our net new “go-live” cities and universities in the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net new “go-live” cities and universities	5	2	9	11

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

For SafePointe, we generate revenues from subscriptions of our AI-based weapons detection system based on the number of entryways, or lanes, being covered.

It is likely that international deployments may have different payment and billing terms due to their local laws, restrictions or other customary terms and conditions.

SoundThinking Labs projects may or may not be revenue-producing. When they are revenue-producing, they are generally sold on a cost-plus basis.

We anticipate that, due to rising costs from inflation, our customers may experience increased expenditures resulting in budget shortfalls and changes in their business cycle, which may cause delays in their ability to approve proposals for contracts.

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

In the near term, we expect our cost of revenues to increase in absolute dollars as our installed base increases, although certain of our costs of revenues are fixed and do not need to increase commensurate with increases in revenues. In addition, depreciation expense associated with deployed equipment is recognized over the first five years from the go live date. We also expect cost of revenues to increase in absolute dollars as we continue to invest in our customer success capabilities to drive growth and value for our customers. In addition, many of our standardized components used broadly in our sensors are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, the recently increased tariffs placed on components exported from China by the U.S. government will increase our costs of revenues.

For revenues generated through the sale of a proprietary software license and related maintenance and support services and professional software development services, cost of revenues generally includes employee compensation costs that are relatively fixed, third-party contractor costs, allocated facility costs and overhead and the costs of billable expenses such as travel and lodging. The unpredictability of the timing of entering into significant professional services agreements may cause significant fluctuations in our costs which, in turn, may impact our quarterly financial results.

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

We are focused on executing our growth strategy. As a result, in the near term we expect our total operating expenses to increase in absolute dollars as we incur additional expenses due to growth and investments in AI to enhance our public safety solutions. Although our operating expenses will fluctuate, we expect that over time, they will generally decrease as a percentage of revenues.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related costs attributable to our sales and marketing personnel, commissions earned by our sales personnel, marketing expenses for trade shows and lead generation programs, consulting fees and travel and facility-related costs.

While our sales and marketing expenses have recently decreased due to our contract with the New York City Police Department, we expect sales and marketing expense will increase in the near-term in absolute dollars as we continue to grow our organization and may fluctuate from quarter to quarter based on the timing of commission expense, marketing campaigns and tradeshows.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related costs attributable to our executive, finance and administrative personnel, legal, litigation, strategic communications, accounting and other professional services fees, and other corporate expenses and allocated overhead.

In the near term, we expect our general and administrative expenses to increase in both absolute dollars and as a percentage of revenues as we grow our business and comply with the requirement to include an auditor attestation report on the effectiveness of our internal control over financial reporting for the year ending December 31, 2025 as a result of becoming an accelerated filer for 2026.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration primarily consists of increases or decreases in our contingent consideration liabilities recorded for potential earnouts from our acquisition of SafePointe. The changes result from revenue actuals and revised revenue estimates utilized in the fair value methodology to estimate the contingent liability for the earnouts.

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

On July 4, 2025, the 2025 budget reconciliation bill, also known as the One Big Beautiful Bill Act of 2025 (the “Act”) was enacted into law. The Act includes changes to U.S. tax law which include modifications to deductions of research and experimental expenditures, limitations on deductions for interest expense, and accelerated fixed asset depreciation that may impact us starting in 2025. We are still in the process of evaluating the impact of the Act to our consolidated financial statements and an estimate of the impact cannot be made at this time.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table sets forth selected condensed consolidated statements of operations data for the three months ended June 30, 2025 and 2024 (in thousands):

		As a % of		As a % of	Change
	2025	Revenues	2024	Revenues	$	%
Revenues	$25,889	100%	$26,960	100%	$(1,071)	-4%
Costs
Cost of revenues	12,058	47%	10,781	40%	1,277	12%
Impairment of property and equipment	36	—	106	—	(70)	-66%
Total costs	12,094	47%	10,887	40%	1,207	11%
Gross profit	13,795	53%	16,073	60%	(2,278)	-14%
Operating expenses:
Sales and marketing	6,525	25%	7,322	27%	(797)	-11%
Research and development	3,746	15%	3,468	13%	278	8%
General and administrative	6,467	25%	5,880	22%	587	10%
Change in fair value of contingent consideration	—	—	(554)	-2%	554	-100%
Total operating expenses	16,738	65%	16,116	60%	622	4%
Operating loss	(2,943)	-12%	(43)	—	(2,900)	6744%
Interest expense, net	(20)	—	(61)	—	41	-67%
Other expense, net	(71)	—	(414)	-2%	343	-83%
Provision for income taxes	86	—	234	1%	(148)	-63%
Net loss	$(3,120)	-12%	$(752)	-3%	$(2,368)	315%

Revenues

The decrease in revenues of $1.1 million was primarily due to a reduction in revenue of approximately $2.8 million resulting from the non-renewal of our contract with the City of Chicago in 2024 and $0.2 million other reduction, which decrease was partially offset by $1.9 million in new bookings and expansions with existing customers.

Costs of Revenues

The increase in cost of revenues of $1.3 million was primarily due to an increase of $0.3 million in headcount expense, $0.2 million in maintenance costs and $0.4 million in reimbursable product cost and $0.4 million in other expenses related to our investments in enhancing our AI capabilities. We incurred expenses related to licensing software for the New York City Police Department (“NYPD”) and expect to enter into a new sublicensing contract of approximately $1.0 million in the third quarter of 2025 and anticipate receiving catch-up revenue related to the additional costs of revenues incurred during the second quarter.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.8 million, primarily due to $0.8 million commission expense related to the contract with the NYPD in 2024, without a corresponding similar transaction in 2025.

Research and Development Expense

Research and development expense increased by $0.3 million, primarily due to an increase of $0.1 million in headcount expense and $0.2 million in outside consulting expense related to our investments in enhancing our AI capabilities.

General and Administrative Expense

General and administrative expense increased by $0.6 million, primarily due to an increase of $0.3 million in equity expense and $0.5 million in accounting fees related to our efforts to comply with the requirement to include an auditor attestation report on the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2025, offset by $0.2 million decrease of in headcount, legal and public relations expense.

Change in Fair Value of Contingent Consideration

In the second quarter of 2024, we recorded an adjustment to the fair value of our contingent consideration liabilities for potential earnouts of $0.6 million related to our SafePointe acquisition. We did not record a similar adjustment for the second quarter of 2025.

Other Income (Expense), Net

The other expense, net decreased by $0.4 million, primarily due to $0.3 million in restructuring expense in the second quarter of 2024 and no such expenses in 2025.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended June 30, 2025 and 2024, provision income taxes was $0.1 million and $0.2 million, respectively.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table sets forth selected condensed consolidated statements of operations data for the six months ended June 30, 2025 and 2024 (in thousands):

		As a % of		As a % of	Change
	2025	Revenues	2024	Revenues	$	%
Revenues	$54,238	100%	$52,370	100%	$1,868	4%
Costs
Cost of revenues	23,776	44%	21,052	40%	2,724	13%
Impairment of property and equipment	73	—	358	1%	(285)	-80%
Total costs	23,849	44%	21,410	41%	2,439	11%
Gross profit	30,389	56%	30,960	59%	(571)	-2%
Operating expenses:
Sales and marketing	13,784	26%	14,434	28%	(650)	-5%
Research and development	7,811	14%	7,028	13%	783	11%
General and administrative	12,941	24%	12,710	24%	231	2%
Change in fair value of contingent consideration	—	—	(554)	-1%	554	-100%
Total operating expenses	34,536	64%	33,618	64%	918	3%
Operating loss	(4,147)	-8%	(2,658)	-5%	(1,489)	56%
Interest expense, net	(32)	—	(183)	—	151	-83%
Other expense, net	(239)	—	(472)	-1%	233	-49%
Provision for income taxes	186	—	348	1%	(162)	47%
Net loss	$(4,604)	-8%	$(3,661)	-7%	$(943)	26%

Revenues

The increase in revenues of $1.9 million was primarily attributable to approximately $4.1 million in new bookings and expansions and $2.8 million of catch-up revenue from two three-year contract renewals with the New York City Police Department which were renewed in the first quarter of 2025, which increases were partially offset by a reduction in revenue of approximately $5.2 million resulting from the non-renewal of our contract with the City of Chicago in 2024.

Costs of Revenues

The increase in cost of revenues of $2.7 million was due primarily to an increase of $1.0 million in Information Technology ("IT") costs related to our investments in enhancing our AI capabilities, $0.8 million in maintenance cost, $0.4 million in reimbursable product cost and $0.4 million in headcount and other expense. We incurred expenses related to licensing software for the NYPD and expect to enter into a new sublicensing contract approximately $1.0 million in the third quarter of 2025 and anticipate receiving catch-up revenue related to the additional costs of revenues incurred during the second quarter.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.7 million, primarily due to $0.8 million commission expense related to the contract with the NYPD in 2024 without a corresponding similar transaction in 2025.

Research and Development Expense

Research and development expense increased by $0.8 million, primarily due to an increase of $0.5 million in consulting expense associated with SafePointe and a $0.4 million increase in IT expense related to our investments in enhancing our AI capabilities.

General and Administrative Expense

General and administrative expense increased by $0.2 million, primarily due to an increase of $0.5 million in equity expense and $0.5 million in accounting fees related to our efforts to comply with the requirement to include an auditor attestation report on the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2025, offset by $0.8 million decrease in legal and IT expense.

Change in Fair Value of Contingent Consideration

There was no change in our contingent consideration liabilities recorded for potential earnouts from the $0.6 million adjustment in fair value of contingent consideration recognized in 2024 related to the SafePointe acquisition.

Other Income (Expense), Net

The other expense, net decreased by $0.4 million, primarily due to $0.3 million in restructuring expense in the second quarter of 2024 and no such expenses in 2025.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the six months ended June 30, 2025 and 2024, income taxes provision is $0.2 million and $0.3 million, respectively.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $9.0 million and accounts receivable of $30.7 million as of June 30, 2025. On June 30, 2025, our available credit facility was approximately $21.0 million and we had $4.0 million outstanding on our line of credit, which was primarily used to fund our acquisition of SafePointe.

We believe our existing cash and cash equivalent balances, our available borrowings under our credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of $38.5 million. However, should additional working capital be needed, we can utilize the amount available under our credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, further investments in our public safety solutions and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee that debt or equity financing will be available to us on terms that are favorable to us, or at all.

Use of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, and cash used in investing activities, such as property and equipment expenditures to install infrastructure in customer cities in order to deliver our solutions and acquisitions. Our expected material cash requirements are similar to our historical uses of cash. In addition, we expect to need cash to meet our obligations for any contingent earnouts, repurchases under our stock repurchase program and repayment of debt under our credit facility, each as described below.

In August 2023, we completed the acquisition of SafePointe for purchase consideration of $25.6 million, consisting of $11.4 million in cash, subject to working capital adjustments, and the issuance of 549,579 shares of our common stock that was valued at $11.2 million at the time of acquisition. We used $7.0 million of our credit facility to complete this acquisition. The purchase consideration also included contingent consideration valued at $3.0 million at the time of acquisition, which is related to a contingent earnout payable of up to $11.5 million based on SafePointe’s revenues generated through 2025. Any earned amounts will be payable within approximately 120 days after the end of the target year.

During the first half of 2024, we determined the contingent consideration related to the acquisition of SafePointe was not probable of being earned based on estimated SafePointe revenue resulting in the fair value of contingent consideration liabilities as of June 30, 2025 and 2024 being nil.

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

During the six months ended June 30, 2025, we repurchased 65,063 shares of our common stock at an average price of $14.92 per share for approximately $1.0 million, under the 2022 Repurchase Program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of June 30, 2025, $12.5 million remains available under the 2022 Repurchase Program.

Credit Facility

We have a revolving credit facility for available borrowings of up to $25.0 million under our Credit Agreement with Umpqua Bank (the “Umpqua Credit Agreement”). The credit facility matures on October 15, 2025. The revolving credit facility is for general working capital purposes. On June 30, 2025, we had $4.0 million outstanding on our line of credit, with an available borrowing capacity of $21.0 million.The Umpqua Credit Agreement subjects us to certain restrictive and financial covenants, see the risk entitled “The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions” in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q. We are in compliance with all the covenants under the Umpqua Credit Agreement as of June 30, 2025.

Cash Flows

Comparison of Six Months Ended June 30, 2025 and 2024

The following table presents a summary of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(1,424)	$9,391
Investing activities	(2,290)	(3,748)
Financing activities	(547)	(1,550)
Net change in cash and cash equivalents	$(4,261)	$4,093

Operating Activities

Our net loss and cash flows provided by (used in) operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, sales and marketing expenses and our ability to bill and collect in a timely manner.

Net cash provided by operating activities decreased by $10.8 million during the six months ended June 30, 2025 compared to six months ended June 30, 2024 resulting from net cash used by operating activities of $1.4 million compared to net cash provided by operating activities of $9.4 million during the same period of 2024. This was primarily due to a decrease of $8.1 million in deferred revenue caused by a reduction in new billings of $7.6 million and a decrease of $2.2 million in personnel-related accrual.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Investing activities used cash of $2.3 million in the six months ended June 30, 2025. This was primarily driven by investments of $2.3 million in property and equipment installed for our solutions in customer coverage areas. Investing activities used cash of $3.8 million in the six months ended June 30, 2024. This was primarily driven by investments in property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Financing activities includes net proceeds from the exercise of stock options, offset by payments for repurchases of our common stock.

Financing activities used cash of $0.6 million in the six months ended June 30, 2025 which was payment of $1.0 million for repurchases of our common stock, offset by proceeds of $0.4 million from our employee stock purchase plan. Financing activities used cash of $1.6 million in the six months ended June 30, 2024, and reflect common stock repurchases of approximately $2.0 million, offset by proceeds of $0.4 million from our employee stock purchase plan.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report on Form 10-K”) and the notes to the audited consolidated financial statements appearing in our 2024 Annual Report on Form 10-K, filed with the SEC on March 31, 2025. As of June 30, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2024 Annual Report on Form 10-K.

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

There were no material changes in our market risk during the six months ended June 30, 2025, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures About Market Risk section of our 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of a material weakness in our internal control over financial reporting discussed below, which remained unremediated as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

While management continues to make progress on its remediation efforts as discussed below, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of our internal control over financial reporting described above, management identified the following deficiencies that individually, or in the aggregate, constituted a material weakness in our internal control over financial reporting as of June 30, 2025.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Commitments and Contingencies” in Note 13 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

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
•
expand our international footprint;
•
expand into new vertical markets, such as precision policing, and security solutions, healthcare and casino gaming;
•
expand into new markets in conjunction with new regulations in California requiring weapons detection systems in hospitals;
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

Further, our growth could increase quickly and place a strain on our managerial, operational, financial and other resources, and our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth. To manage our growth successfully, we will need to continue to invest in sales and marketing, research and development, and general and administrative functions and other areas. We are likely to recognize the costs associated with these investments earlier than receiving some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our operating results. For example, we have recently made significant investments in AI to enhance our public safety solutions but we will likely not be able to receive the anticipated benefits from this investment for a period of time.

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

For example, our revenues with respect to certain customers have varied significantly during the past year. The City of Chicago was our second largest customer by revenue in 2023 and 2024. However, Chicago did not renew our contract in November 2024. As a result, the significance of our largest customer by revenue, the City of New York, has increased from representing 26% of our revenue for the six months ended June 30, 2024 to 31% of our revenue for the six months ended June 30, 2025. Any inability to renew or delays in renewal of our contract with the City of New York or any of the other factors above or other factors discussed elsewhere in this report will result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

We had a net loss of $4.6 million for the six months ended June 30, 2025 and a net loss of $9.2 million for the year ended December 31, 2024 and as of June 30, 2025, we had an accumulated deficit of $108.9 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we have previously and expect to continue to expend substantial financial and other resources on:

•
higher costs to procure the sensors required for our solutions due to inflationary pressures or tariffs;
•
sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;
•
research and development related to our solutions, including investments in our engineering and technical teams and investments in AI;
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

Risks Related to Our Public Safety Business

Our success depends on maintaining and increasing our sales, which depends in part on factors we cannot control, including the availability of funding to our customers.

To date, substantially all of our revenues have been derived from contracts with local governments and their agencies, in particular the police departments of major cities in the United States. To a lesser extent, we also generate revenues from federal agencies, foreign governments and higher education institutions. We believe that the success and growth of our business will continue to depend on our ability to add new police departments and other government agencies, domestically and internationally, as customers of our public safety solutions and new universities, corporate campuses, hospitals, casinos and key infrastructure and transportation centers as customers of our security solutions. Many of our target customers have restricted budgets, such that we are forced to compete with programs or solutions that offer an alternative use of the same funds. A number of factors outside of our control could cause current and/or potential customers to delay or refrain from purchasing our solutions, prevent expansion of, or reduce coverage areas and/or terminate use of our solutions, including:

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

Our ability to further penetrate the market for our public safety solutions depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our SoundThinking solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers; geopolitical developments and other macroeconomic pressures; our ability to expand our solutions; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs or increased prices, lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions. If we are unsuccessful in expanding the coverage of SoundThinking solutions by existing public safety customers or adding new customers, our revenues and growth prospects would suffer.

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

Additionally, events affecting our customers’ budgets or missions may occur during the sales cycle that could negatively impact the size or timing of a purchase after we have invested substantial time, effort and resources into a potential sale, contributing to more unpredictability in the growth of our business. If we are unable to succeed in closing sales with new and existing customers, our business, operating results and financial condition will be harmed. For example, we are working on a delayed contract renewal with Puerto Rico which, contrary to our prior dealings with them, has a new requirement of issuing a formal request for proposal process in order to renew an agreement. During periods of economic uncertainty resulting from the past and potential future disruptions in access to bank capital and lending commitments due to bank failures, geopolitical developments such as the conflicts between Ukraine and Russia and in the Middle East, and other macroeconomic pressures in the United States and the global economy, such as the imposition of tariffs, rising inflation and interest rates, supply chain constraints, labor market shortages, energy prices and recession fears, and any associated impact on economic conditions, this risk is more pronounced than usual, as our customers’ priorities may change or they may have greater uncertainty regarding the availability of funding for our solutions as a result.

Changes in the availability of federal funding to support local law enforcement efforts could impact our business.

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. Social unrest, protests against racial inequality and protests against police brutality have increased in past years. In addition, four members of Congress previously requested the Inspector General of the Department of Homeland Security to investigate the appropriateness of the use of federal funds to purchase our ShotSpotter solution. Furthermore, the New York Comptroller previously issued a report with certain conclusions questioning the accuracy and value of our ShotSpotter solution, that we disputed in a formal reply on the basis that they were misinformed and did not give adequate weight to the New York Police Department’s views. Changes in the availability of federal funding, such as under American Rescue Plan Act of 2021 (“ARPA”) or due to policies implemented by DOGE and federal agencies under the Trump administration, may lead to changes in the operations of federal agencies, which may adversely impact our business and operating results. These events may directly or indirectly affect municipal and police agency budgets, including federal funding available to current and potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

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

Our reputation and our business may be harmed by inaccurate reporting, which could have an adverse impact on new sales or renewals or expansions of coverage areas by existing customers, which would adversely impact our financial results and future prospects. For example, in July 2021, VICE Media, LLC (“VICE”) falsely accused us of illegal behavior, which had a material adverse effect on our business. We initiated a defamation lawsuit against VICE that has since been dismissed.

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

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor market shortages, the imposition of tariffs, inflation, interest rates, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, geopolitical tensions, terrorist attacks, climate change and global pandemics, could cause a decrease in funds available to our existing and potential customers and negatively affect the rate of growth of our business. Changes in the availability of federal funding, such as under ARPA, and the leadership of federal agencies under the Trump administration, including return-to-office policy, hiring freeze, layoffs, and other policies implemented by DOGE and federal agencies under the Trump Administration, may lead to changes in the operations of federal agencies, which may adversely impact our business and operating results.

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

Part of our growth strategy depends on our ability to increase sales of our security and public safety solutions in markets outside of the United States. and to increase sales of our other solutions to our existing ShotSpotter customers. In addition, we anticipate expanding our SafePointe weapons detection solution into other verticals such as healthcare and casino gaming. We are focused on expanding the sales of these solutions into new markets, but customers in these new markets may not be receptive or sales may be delayed beyond our expectations, causing our revenue growth and growth prospects to suffer. We are also trying to increase our cross-selling efforts targeted at our existing customers, for example by encouraging our existing ShotSpotter customers to implement our other solutions such as CaseBuilder and ResourceRouter but there is no assurance that our existing customers will be receptive to our other solutions.

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

Natural disasters, infectious disease outbreaks, power outages and other events outside of our control may impact us or our customers and harm our operating results and financial condition.

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

We have a revolving credit facility with Umpqua Bank with a revolving credit commitment of $25.0 million that matures on October 15, 2025. As of June 30, 2025, we had $4.0 million outstanding on our line of credit.

Under the credit agreement governing our revolving credit facility with Umpqua Bank, we are subject to various negative covenants that limit, subject to certain exclusions, our ability to incur indebtedness, make loans, invest in or secure the obligations of other parties, pay or declare dividends, make distributions with respect to our securities, redeem outstanding shares of our stock, create subsidiaries, materially change the nature of our business, enter into related party transactions, engage in mergers and business combinations, the acquisition or transfer of our assets outside of the ordinary course of business, grant liens or enter into collateral relationships involving company assets or reincorporate, reorganize or dissolve the company. These covenants could adversely affect our financial health and business and future operations by, among other things:

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

The market for security solutions for university campuses, corporate campuses, hospitals, casinos and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence. Because there are several possible uses of funds for security needs, we may face increased challenges in demonstrating or distinguishing the benefits of ShotSpotter for Campus and ShotSpotter for Corporate and establishing the benefits of SafePointe for hospitals or casinos as we try to expand into such markets. If we experience declining interest in any of our offerings, we may cease offering such impacted solution in the future.

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

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with the acquisition of and integration of our prior acquisitions or any future acquisitions. To the extent that we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital requirements or could cause fluctuations in our quarterly and annual results of operations. Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, and supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats. For example, we have been notified of security incidents impacting some of our services providers in the past.

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

We rely on a limited number of suppliers and contract manufacturers. In particular, we use a single manufacturer, with which we have no long-term contract and from which we purchase on a purchase-order basis, to produce our proprietary ShotSpotter sensors. Our reliance on a sole contract manufacturer increases our risks since we do not currently have any alternative or replacement manufacturers, and we do not maintain a high volume of inventory. In the event of an interruption in our supply from our sole contract manufacturer, we may not be able to develop alternate or secondary sources without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if one of our contract manufacturers is impacted by a natural disaster or other interruption at a particular location because each of our contract manufacturers produces our products from a single location. Although each of our contract manufacturers has alternative manufacturing locations, transferring manufacturing to another location may result in significant delays in the availability of our sensors. Also, many standardized components used broadly in our sensors are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted regional crises, international trade measures, or issues with manufacturing facilities could lead to eventual shortages of necessary components. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

The announcements of substantial new tariffs and other restrictive trade policies under the Trump administration have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Although our current business model is not directly reliant on the import or export of physical goods, trade policies may indirectly adversely impact our business and operations. For example, many of our standardized components used broadly in our sensors are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, the recently increased tariffs placed on components exported from China by the U.S. government will increase our costs of revenues. Similarly, any current and future tariffs on hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors have raised expenses and could continue to raise costs, constrain supply or affect service reliability, which could harm our competitive position, reduce customer demand and damage customer relationships. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our services or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.

Trade disputes, trade restrictions, tariffs, and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation informally titled the One Big Beautiful Bill Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to new and existing legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings and the deductibility of expenses or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges and could increase our future U.S. tax expense.

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

As of June 30, 2025, we had federal net operating loss carryforwards (“NOLs”) of approximately $50.0 million, of which $45.1 million will begin to expire in 2030, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of June 30, 2025, we also had state NOLs of approximately $41.7 million, which began expiring in 2025. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. For example, California recently imposed limits on the usability of California state NOL carryforwards and certain state tax credits in tax years beginning after 2023 and before 2027. Such suspensions or limitations could accelerate or permanently increase state taxes owed.

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

As of June 30, 2025, we had 31 issued patents directed to our technologies, 23 in the United States, three in Brazil, one each in Mexico, the European Union, the United Kingdom, France and Germany. The issued patents expire on various dates from 2025 to 2034. We have patent applications pending for examination in the United States, Europe, Mexico, Canada and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party which expired in November 2023. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

Risks Related to the Ownership of Our Common Stock

We identified a material weakness in our internal control over financial reporting as of December 31, 2024, which remains unremediated as of June 30, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment of our internal control over financial reporting, under the criteria described in the preceding sentence, management has identified a material weakness in internal control during the year ended December 31, 2024 which remained unremediated as of June 30, 2025. See Part I, Item 4, “Controls and Procedures” of this report. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Our stock price is volatile and may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our common stock is volatile. It has ranged from a low of $12.40 per share to a high of $19.07 per share from January 1, 2025 to June 30, 2025. The price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

Our board of directors has authorized a stock repurchase program for up to $25.0 million of our common stock, of which $12.5 million has been utilized as of June 30, 2025. Repurchases of our shares could increase the volatility of the trading price of our stock, which could have a negative impact on the trading price of our stock. Similarly, the future announcement of the termination or suspension of the stock repurchase program, or our decision not to utilize the full authorized repurchase amount under the stock repurchase program, could result in a decrease in the trading price of our stock. In addition, the stock repurchase program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. There can be no assurance that any share repurchases we do elect to make will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our shares. Although our stock repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so and short-term stock price fluctuations could reduce the effectiveness of the stock repurchase program.

Effective December 31, 2025, we will become an accelerated filer, which increases our costs and demands on management.

Based on the market value of our common stock held by our non-affiliates as of June 30, 2025 and our annual revenues for the year ended December 31, 2024, we will no longer be considered a “non-accelerated filer” effective as of December 31, 2025. Thus, we are subject to accelerated filing deadlines as well as the requirements of Section 404(b) of the Sarbanes-Oxley Act, which require our independent registered public accounting firm to formally attest to the effectiveness of our internal control over financial reporting. We have devoted and expect to continue to devote significant time, effort and expenses to implement and comply with Section 404(b) and the additional standards, rules and regulations that apply to us. Compliance with the additional requirements of being an accelerated filer will also increase our legal, accounting and financial compliance costs.

Further, due to the complexity and logistical difficulty of implementing the standards, rules and regulations that now apply to our business, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have additional material weaknesses in our internal controls over financial reporting in the future. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, operating results and financial condition, and could cause a decline in the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1, 2025 - April 30, 2025	—	—	—	$12,919
May 1, 2025 - May 31, 2025	20,193	$14.78	20,193	$12,620
June 1, 2025 - June 30, 2025	11,377	$14.94	11,377	$12,450
Total	31,570	$14.84	31,570

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

SOUNDTHINKING, INC.

Date: August 13, 2025	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: August 13, 2025	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer