Form 10-Q
period 2025-09-30
SOUNDTHINKING, INC.
filed 2025-11-13
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025 the registrant had 12,698,453 shares of common stock, $0.005 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SoundThinking, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,833	$13,183
Accounts receivable and contract assets, net	28,506	25,464
Prepaid expenses and other current assets	5,764	4,881
Total current assets	46,103	43,528
Property and equipment, net	19,159	20,131
Operating lease right-of-use assets	1,651	1,878
Goodwill	34,213	34,213
Intangible assets, net	30,300	33,182
Other assets	3,007	3,861
Total assets	$134,433	$136,793
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,857	$3,442
Accrued expenses and other current liabilities	7,892	10,216
Line of credit	4,000	4,000
Deferred revenue, short-term	39,259	38,401
Total current liabilities	54,008	56,059
Deferred revenue, long-term	4,654	5,832
Deferred tax liability	1,382	1,361
Operating lease liabilities, net of current portion	841	1,142
Total liabilities	60,885	64,394
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,698,459 and 12,634,485 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	63	64
Additional paid-in capital	184,772	177,021
Accumulated deficit	(110,946)	(104,298)
Accumulated other comprehensive loss	(341)	(388)
Total stockholders’ equity	73,548	72,399
Total liabilities and stockholders’ equity	$134,433	$136,793

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$25,100	$26,250	$79,338	$78,620
Costs
Cost of revenues	11,229	10,979	35,005	32,031
Impairment of property and equipment	237	54	310	412
Total costs	11,466	11,033	35,315	32,443
Gross profit	13,634	15,217	44,023	46,177

Operating expenses
Sales and marketing	5,796	7,181	19,580	21,615
Research and development	4,097	3,413	11,908	10,441
General and administrative	5,797	5,669	18,738	18,379
Change in fair value of contingent consideration	—	—	—	(554)
Restructuring expense	—	—	—	346
Total operating expenses	15,690	16,263	50,226	50,227
Operating loss	(2,056)	(1,046)	(6,203)	(4,050)
Other expense, net
Interest expense, net	14	7	(18)	(176)
Other expense, net	(160)	(82)	(399)	(208)
Total other expense, net	(146)	(75)	(417)	(384)
Loss before income taxes	(2,202)	(1,121)	(6,620)	(4,434)
Provision (Benefit) for income taxes	(158)	319	28	667
Net loss	$(2,044)	$(1,440)	$(6,648)	$(5,101)
Net loss per share, basic and diluted	$(0.16)	$(0.11)	$(0.52)	$(0.40)
Weighted-average shares used in computing net loss per share, basic and diluted	12,760,595	12,688,850	12,707,463	12,750,664

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(2,044)	$(1,440)	$(6,648)	$(5,101)
Other comprehensive loss:
Change in foreign currency translation adjustment, net of taxes	19	43	47	39
Comprehensive loss	$(2,025)	$(1,397)	$(6,601)	$(5,062)

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	12,634,485	$64	$177,021	$(104,298)	$(388)	$72,399
Exercise of stock options	—	—	3	—	—	3
Repurchase of common stock	(33,493)	—	(504)	—	—	(504)
Issuance of common stock from RSUs vested	65,109	—	—	—	—	—
Stock-based compensation	—	—	3,404	—	—	3,404
Other comprehensive income	—	—	—	—	26	26
Net loss	—	—	—	(1,484)	—	(1,484)
Balance at March 31, 2025	12,666,101	64	179,924	(105,782)	(362)	73,844
Exercise of stock options	3,453	—	16	—	—	16
Repurchase of common stock	(31,570)	—	(470)	—	—	(470)
Issuance of common stock from ESPP purchases	40,865	—	408	—	—	408
Issuance of common stock from RSUs vested	109,782	—	—	—	—	—
Stock-based compensation	—	—	3,841	—	—	3,841
Other comprehensive income	—	—	—	—	2	2
Net loss	—	—	—	(3,120)	—	(3,120)
Balance at June 30, 2025	12,788,631	64	183,719	(108,902)	(360)	74,521
Repurchase of common stock	(160,271)	(1)	(1,999)	—	—	(2,000)
Issuance of common stock from RSUs vested	70,099	—	—	—	—	—
Stock-based compensation	—	—	3,052	—	—	3,052
Other comprehensive income	—	—	—	—	19	19
Net loss	—	—	—	(2,044)	—	(2,044)
Balance at September 30, 2025	12,698,459	$63	$184,772	$(110,946)	$(341)	$73,548

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	12,761,448	$64	$170,139	$(95,118)	$(328)	$74,757
Issuance of common stock from RSUs vested	31,720	—	—	—	—	—
Stock-based compensation	—	—	2,927	—	—	2,927
Foreign currency translation loss	—	—	—	—	(16)	(16)
Net loss	—	—	—	(2,909)	—	(2,909)
Balance at March 31, 2024	12,793,168	64	173,066	(98,027)	(344)	74,759
Exercise of stock options	5,640	—	5	—	—	5
Repurchase of common stock	(134,150)	—	(1,999)	—	—	(1,999)
Issuance of common stock from ESPP purchases	36,586	—	444	—	—	444
Issuance of common stock from RSUs vested	81,684	—	—	—	—	—
Stock-based compensation	—	—	3,146	—	—	3,146
Foreign currency translation income	—	—	—	—	12	12
Net loss	—	—	—	(752)	—	(752)
Balance at June 30, 2024	12,782,928	64	174,662	(98,779)	(332)	75,615
Exercise of stock options	14,125	—	54	—	—	54
Repurchase of common stock	(284,790)	(1)	(3,999)	—	—	(4,000)
Issuance of common stock from RSUs vested	46,273	—	—	—	—	—
Stock-based compensation	—	—	3,054	—	—	3,054
Foreign currency translation income	—	—	—	—	43	43
Net loss	—	—	—	(1,440)	—	(1,440)
Balance at September 30, 2024	12,558,536	$63	$173,771	$(100,219)	$(289)	$73,326

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,648)	$(5,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	4,483	4,670
Amortization of intangible assets	2,896	2,892
Impairment of property and equipment	310	412
Stock-based compensation	10,297	9,127
Deferred taxes	21	132
Loss on disposal of property and equipment	—	5
Allowance for credit losses	475	126
Change in fair value of contingent consideration	—	(554)
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(3,517)	4,717
Prepaid expenses and other assets	(28)	(1,380)
Accounts payable	(760)	(424)
Accrued expenses and other liabilities	(2,398)	1,007
Deferred revenue	(321)	7,450
Net cash provided by operating activities	4,810	23,079
Cash flows from investing activities:
Purchase of property and equipment	(3,646)	(4,962)
Investment in intangible and other assets	(14)	(105)
Net cash used in investing activities	(3,660)	(5,067)
Cash flows from financing activities:
Proceeds from exercise of stock options	19	59
Repurchases of common stock	(2,974)	(5,999)
Payments on line of credit	—	(3,000)
Proceeds from employee stock purchase plan	408	444
Net cash used in financing activities	(2,547)	(8,496)
Change in cash and cash equivalents	(1,397)	9,516
Effect of exchange rate on cash and cash equivalents	47	38
Cash and cash equivalents at beginning of year	13,183	5,703
Cash and cash equivalents at end of period	$11,833	$15,257

Supplemental cash flow disclosures:
Cash paid for interest	$219	$333
Cash paid for income taxes	395	176
Supplemental cash flow disclosures:
ROU Assets obtained in exchange for lease liabilities	$275	$—
Purchases of property and equipment and intangibles included in accounts payable	$263	$549

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

SoundThinking, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions, combining data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. As of September 30, 2025, the Company had approximately 337 customers and to date has worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

The Company’s SafetySmart™ platform includes six data-driven tools consisting of (i) its flagship product, ShotSpotter®, the leading outdoor gunshot detection, location and alerting system trusted by 178 cities and 22 universities and corporations as of September 30, 2025, (ii) CrimeTracer™, a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve crimes, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ that directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an advanced license plate recognition (“ALPR”) and vehicle identification solution that leverages artificial intelligence (“AI”) and machine learning (“ML”) to enhance investigative efficiency and provide real-time data sharing for law enforcement, introduced in July 2024 through a strategic partnership with Rekor Systems, Inc and (vi) SafePointe™, an AI-based weapons detection system. The Company offers its solutions on a software-as-a-service subscription model to its customers.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of September 30, 2025, the Company had approximately $10.5 million, for which only $250,000 is insured under FDIC limits, less than $0.1 million and $0.1 million, deposited with the Company’s three domestic financial institutions.

Concentration of Accounts Receivable and Contract Assets – At September 30, 2025, one customer accounted for 25% of the Company’s total accounts receivable and contract assets, net. At December 31, 2024, one customer accounted for 19%, of the Company’s total accounts receivable and contract assets, net.

Concentration of Revenues – For the three months ended September 30, 2025, one customer accounted for 28% of the Company’s total revenues. For the three months ended September 30, 2024, two customers accounted for 23% and 11% of the Company’s total revenues. For the nine months ended September 30, 2025, one customer accounted for 30% of the Company’s total revenues. For the nine months ended September 30, 2024, two customers accounted for 25% and 11% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

During the nine months ended September 30, 2025, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Recent Accounting Pronouncements Not Yet Effective

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028 and should be applied on a retrospective or prospective basis, with early adoption permitted. The Company is currently assessing the impact of adopting this standard on our consolidated financial statements.

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for all entities, related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently assessing the impact of adopting this standard on our consolidated financial statements.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to prescriptive and sequential software development stages. An entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project and 2. It is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for the Company’s annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently assessing the impact of adopting this standard on our consolidated financial statements.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$43,530	$49,431	$44,233	$42,077
New billings	24,110	25,149	75,427	83,074
Revenue recognized during the year from beginning balance	(15,077)	(18,537)	(28,663)	(38,361)
Revenue recognized during the year from new billings	(8,650)	(6,515)	(47,084)	(37,262)
Ending balance	$43,913	$49,528	$43,913	$49,528

The following table presents remaining performance obligations for contractually committed revenues as of September 30, 2025 (in thousands):

Remainder of 2025	$15,246
2026	43,121
2027	24,708
Thereafter	6,358
Total	$89,433

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of September 30, 2025 and amounts under contract that will be invoiced after September 30, 2025.

During the three months ended September 30, 2025, the Company recognized revenues of $24.3 million from customers in the United States, and $0.8 million from customers in the Bahamas, South Africa and South America. During the three months ended September 30, 2024, the Company recognized revenues of $26.0 million from customers in the United States, and $0.3 million from customers in the Bahamas, South Africa and Uruguay.

During the nine months ended September 30, 2025, the Company recognized revenues of $77.0 million from customers in the United States, and $2.3 million from customers in the Bahamas, South Africa and South America. During the nine months ended September 30, 2024, the Company recognized revenues of $77.7 million from customers in the United States, and $0.9 million from customers in the Bahamas, South Africa and Uruguay.

During the three months ended September 30, 2025, the Company recognized revenues of $24.9 million from monthly subscription, maintenance and support services, and $0.2 million from professional software development services. During the three months ended September 30, 2024, the Company recognized revenues of $25.6 million from monthly subscription, maintenance and support services, and $0.7 million from professional software development services.

During the nine months ended September 30, 2025, the Company recognized revenues of $78.5 million from monthly subscription, maintenance and support services, and $0.8 million from professional software development services. During the nine months ended September 30, 2024, the Company recognized revenues of $76.2 million from monthly subscription, maintenance and support services, and $2.4 million from professional software development services.

During the nine months ended September 30, 2025, the Company recognized approximately $3.5 million of catch-up revenue comprising approximately $3.5 million of catch-up revenue during the three months ended March 31, 2025 based on two 3-year contract renewals with New York City Police Department. During the three months ended September 30, 2025, the Company recognized $0.8 million of catch-up revenue from various customers.

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

As of December 31, 2023, the Company evaluated the contingent consideration related to the acquisition of SafePointe based on estimated SafePointe revenue and adjusted the consideration to $0.6 million. During nine months ended September 30, 2024, the Company determined the contingent consideration was not probable of being earned resulting in the fair value of contingent consideration liabilities as of September 30, 2025 and 2024 being nil. Accordingly, the Company recognized a change in fair value of contingent consideration of $0.6 million during the nine months ended September 30, 2024. There were no changes in the fair value of contingent consideration during the nine months ended September 30, 2025.

There were no transfers into or out of Level III during the nine months ended September 30, 2025 and 2024.

The Company also has $9.0 million in a money market fund. The fair value measurement was classified as Level I within the fair value hierarchy as prescribed by Accounting Standards Codification 820-10-35-37 (“ASC 820, Fair Value Measurement”).

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, trade and other receivables, net, and accounts payable, approximate their fair value due to their short maturities.

Note 5. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

		September 30, 2025
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(7,686)	$17,784
Acquired software technology	9	16,340	(5,194)	11,146
Patents and intellectual property	3	2,081	(1,552)	529
Tradename	9	2,100	(1,259)	841
Total intangible assets, net		$45,991	$(15,691)	$30,300

		December 31, 2024
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(6,307)	$19,163
Acquired software technology	9	16,340	(3,911)	12,429
Patents and intellectual property	3	2,068	(1,411)	657
Tradename	9	2,100	(1,167)	933
Total intangible assets, net		$45,978	$(12,796)	$33,182

Intangible amortization expense was approximately $1.0 million for both of the three months ended September 30, 2025 and 2024. Intangible amortization expense was approximately $2.9 million for both of the nine months ended September 30, 2025 and 2024.

The following table presents future intangible asset amortization as of September 30, 2025 (in thousands):

Remainder of 2025	$960
2026	3,820
2027	3,806
2028	3,738
2029	3,650
Thereafter	14,326
Total	$30,300

Note 6. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets, net (in thousands):

	September 30,	December 31,
	2025	2024
Accounts receivable	$24,395	$19,635
Contract assets	4,861	6,104
Allowance for credit losses	(750)	(275)
	$28,506	$25,464

Prepaid expenses and other current assets (in thousands):

	September 30,	December 31,
	2025	2024

Deferred commissions	$1,640	$1,477
Prepaid software and licenses	1,811	1,306
Prepaid insurance	1,596	1,069
Short-term deposits	428	581
Other prepaid expenses	289	448
	$5,764	$4,881

Other assets (long-term) (in thousands):

	September 30,	December 31,
	2025	2024
Deferred commissions	$2,514	$3,152
Escrow claim	357	581
Other	136	128
	$3,007	$3,861

Accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2025	2024
Personnel-related accruals	$6,220	$8,252
Operating lease liabilities, current	917	909
Professional fees	354	137
Sales/use tax payable	141	141
Other	260	777
	$7,892	$10,216

Note 7. Related Party Transactions

During the three and nine months ended September 30, 2025, the Company recognized approximately $10,000 and $28,000, respectively, in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders. During the three and nine months ended September 30, 2024, the Company recognized approximately $41,000 and $0.1 million, respectively, in revenues from such SoundThinking Labs projects.

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

There was no restructuring activity during the nine months ended September 30, 2025.

Note 9. Stock Repurchase Program

During the nine months ended September 30, 2025, the Company repurchased 225,334 shares of its common stock at an average price of $13.15 per share for a total of $3.0 million under its stock repurchase program. During the nine months ended September 30, 2024, the Company repurchased 418,940 shares of its common stock at an average price of $14.31 per share for a total of $6.0 million under its stock repurchase program.

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

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(2,044)	$(1,440)	$(6,648)	$(5,101)
Denominator:
Weighted-average shares outstanding, basic and diluted	12,760,595	12,688,850	12,707,463	12,750,664
Net loss per share, basic and diluted	$(0.16)	$(0.11)	$(0.52)	$(0.40)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	1,751,203	1,760,307	1,751,203	1,760,307
Restricted stock units exercisable and expected to vest	2,358,075	1,011,916	2,358,075	1,011,916
Estimated number of shares issuable under 2017 ESPP	20,152	25,124	20,152	25,124
Total	4,129,430	2,797,347	4,129,430	2,797,347

Note 11. Equity Incentive Plans

Stock options

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”) and 2017 Equity Incentive Plan (the “2017 Plan”) during the nine months ended September 30, 2025 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)	Weighted- Average Remaining Contractual term (in years)
Outstanding at December 31, 2024	1,774,388	$26.62
Granted	131,470	$15.05	$9.02
Exercised	(4,104)	$4.48		$46
Canceled	(150,551)	$23.80
Outstanding at September 30, 2025	1,751,203	$26.04
Exercisable at September 30, 2025	1,308,374	$27.87
Vested and expected to vest at September 30, 2025	1,751,203	$26.04		$822	6.29

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

Restricted stock units

A summary of restricted stock unit (“RSU”) activities under the 2017 Plan during the nine months ended September 30, 2025 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2024	966,131	$19.04
Granted	1,852,388	$16.10
Vested	(244,990)	$19.84	$3,680
Forfeited	(215,454)	$17.15
Unvested RSUs at September 30, 2025	2,358,075	$16.82

Performance-based restricted stock units:

During the year ended December 31, 2024, the Company granted to members of the Company’s management team RSU awards with performance-based vesting conditions (“PSUs”), totaling 544,228 shares at a grant date fair value of $17.74 per share, the closing stock price on the grant date. These PSUs vest in one installment on the certification date, which shall occur as soon as administratively practicable following the end of 2026, based on the satisfaction of revenue and Adjusted EBITDA performance goals for fiscal year 2026, as determined by the Compensation and Human Capital Committee of the Board of Directors of the Company. Compensation expense related to the PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. Compensation expense related to these awards was approximately nil and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Compensation expense related to these awards was approximately $0.5 and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, the Company granted to members of the Company’s management team PSUs of 813,348 shares with a grant date fair value of $16.43 per share, the closing stock price on the grant date. These PSUs vest in one installment on the certification date, which shall occur as soon as administratively practicable following the end of 2027, based on the satisfaction of revenue and Adjusted EBITDA performance goals for fiscal year 2027, as determined by the Compensation and Human Capital Committee of the Board of Directors of the Company. Compensation expense related to the PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. As of September 30, 2025, no expense was recorded related to these PSUs as the achievement of the minimum target for 2027 was not probable of being met.

In February 2025, the Company introduced a PSU-based performance bonus plan (“PSU Bonus Plan”) for exempt employees. Under the PSU Bonus plan, employees may receive up to 133,261 shares with a grant date fair value of $15.12, the closing stock price on the grant date, which vest in one installment on the certification date and occur as soon as administratively practicable following the end of 2025, based on the satisfaction of the Company obtaining certain performance criteria. As of September 30, 2025, the Company determined a portion of the shares granted under the PSU Bonus Plan are probable of vesting and recorded $0.6 million and $1.4 million expense related to the PSU, for the three and nine months ended September 30, 2025, respectively.

During the nine months ended September 30, 2025, the Company granted to members of the Company’s leadership team PSUs of 448,222 shares with a grant date fair value of $15.51 per share, the closing stock price on the grant date. These PSUs vest in one installment on the certification date, which shall occur as soon as administratively practicable following the end of 2026, based on the satisfaction of revenue and Adjusted EBITDA performance goals for fiscal year 2026, as determined by the Compensation and Human Capital Committee of the Board of Directors of the Company. Compensation expense related to the PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance conditions. As of September 30, 2025, the Company determined a portion of the shares granted under the PSU Bonus Plan are probable of vesting and recorded less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

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

The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2025 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 675,768 as of September 30, 2025.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$387	$360	$1,655	$1,199
Sales and marketing	393	560	1,558	1,745
Research and development	304	284	1,141	889
General and administrative	1,968	1,850	5,943	5,294
Total	$3,052	$3,054	$10,297	$9,127

Note 12. Financing Arrangements

The Company has a revolving loan facility (the “Revolving Facility”) under its Credit Agreement with Umpqua Bank, as amended (the “Umpqua Credit Agreement”) with a revolving credit commitment of $40.0 million and letter of credit sub-facility of $7.5 million that matures on October 15, 2027.

Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility. The available loan facility as of September 30, 2025 and December 31, 2024 was approximately $36.0 million and $21.0 million, respectively. As of September 30, 2025 and December 31, 2024, there was $4.0 million outstanding on the Company’s line of credit, which the Company borrowed in August 2023 to partially fund the acquisition of SafePointe. The interest expense recorded for the three and nine months ended September 30, 2025 was $0.1 million and $0.2 million based on a weighted-average interest rates of 6.31% and 6.30%, respectively. For three and nine months ended September 30, 2024, the interest expense recorded was $0.1 million and $0.3 million, respectively. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements set forth in the Umpqua Credit Agreement.

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

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. In April 2023, we changed the company name, ShotSpotter, Inc., to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebranding, we introduced our SafetySmartTM platform that includes six data-driven tools consisting of: (i) our flagship product, ShotSpotter®, our leading outdoor gunshot detection, location and alerting system trusted by 178 cities and 22 universities and corporations as of September 30, 2025, (ii) CrimeTracer™, a leading law enforcement search engine that enables investigators to search through more than one billion criminal justice records from across jurisdictions to generate tactical leads and quickly make intelligent connections to solve cases, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™, which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an ALPR and vehicle identification solution that leverages AI and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement, introduced in July 2024 through a strategic partnership with Rekor Systems, Inc. and (vi) SafePointe™, an AI-based weapons detection system. We also offer other security solutions within our flagship product offering ShotSpotter, including ShotSpotter for Campus and ShotSpotter for Corporate that are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. SoundThinking Labs supports innovative uses of our technology to help protect wildlife and the environment.

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

We offer our solutions on a software-as-a-service subscription model to our customers. We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution, an offering of CaseBuilder focused on gun violence, and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. We generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, with a lane being the detection area between two sensors. As of September 30, 2025, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract covered over 1,088 square miles, of which over 1,075 square miles had gone live. Coverage areas under contract for ShotSpotter included 178 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 22 campuses/sites across the United States, South Africa, Uruguay, Brazil and the Bahamas, and included some of the largest cities in the United States. As of September 30, 2025, we had 281 SafePointe lanes under contract. Most of our revenues are attributable to customers based in the United States.

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

We generated revenues of $25.1 million and $26.3 million for the three months ended September 30, 2025 and 2024, respectively, representing a decrease of 4%. For each of the three months ended September 30, 2025 and 2024 revenues from ShotSpotter represented approximately 65% of total revenues. Our current largest customer, the City of New York accounted for 28% of our total revenues for the three months ended September 30, 2025. The City of New York and the City of Chicago accounted for 23% and 11%, respectively, of our total revenues for the three months ended September 30, 2024. The City of Chicago did not renew our contract in November 2024. We submitted a proposal in response to a request for proposals from the City of Chicago for a new contract. At this time, we can provide no assurances that we will be successful in winning the new contract with Chicago.

We generated revenues of $79.3 million and $78.6 million for the nine months ended September 30, 2025 and 2024, respectively, representing an increase of 1%. For the nine months ended September 30, 2025 and 2024, revenues from ShotSpotter represented approximately 63%, and 67% of total revenues, respectively. Our current largest customer, the City of New York accounted for 30% of our total revenues for the nine months ended September 30, 2025. The City of New York and the City of Chicago accounted for 25% and 11%, respectively, of our total revenues for the nine months ended September 30, 2024.

For the three months ended September 30, 2025 and 2024, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $24.3 million and $26.0 million, respectively, or 97% and 99% of total revenues, respectively.

For the nine months ended September 30, 2025 and 2024, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $77.0 million and $77.8 million, respectively, or 97% and 99% of total revenues, respectively.

We had a net loss of $2.0 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively. We had a net loss of $6.6 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively. Our accumulated deficit was $110.9 million and $104.3 million at September 30, 2025 and December 31, 2024, respectively.

We have focused on growing our business and believe that our future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence, increase sales of our security solutions and retain our customers. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions, and expanding into new markets for our other security solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive and time-consuming, the fact that our typical sales cycle is often very long and difficult to estimate accurately and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

We will also focus on expanding our business by introducing new products and services to existing customers, such as ResourceRouter, CrimeTracer and as a result of our acquisition of SafePointe, an AI-driven weapon detection system, and acquiring intellectual property assets. For instance, we have an opportunity to grow in the healthcare vertical with California’s AB 2975 mandate, which requires automated weapons detection systems in all general acute care and psychiatric hospitals by March 1, 2027. This legislation has created a substantial addressable market opportunity for us. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth. We believe our large and growing installed base of police departments who trust SoundThinking’s products, support, and way of doing business provide revenue growth opportunities. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. We will also focus on expanding into new markets in conjunction with new regulations in California requiring weapons detection systems in hospitals and exploring other new markets such as casinos. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent. Consistent with this strategy, we expanded our suite of solutions with the acquisitions of Technologic, Forensic Logic and SafePointe.

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

Net New “Go-Live” Cities and Universities

Net new “go-live” cities and universities represent the number of cities and universities covered by deployments of our gunshot detection solution, ShotSpotter, that were formally approved by customers during the period to be operational and ready to go live, both from initial and expanded customer deployments, net of cities and universities that ceased to be “live” during the period due to customer cancellations. New cities and universities include deployed coverage areas that may have been sold, or booked, in a prior period, but were formally approved during the period as noted above. We focus on net new “go-live” cities and universities as a key business metric to measure our operational performance and market penetration. Our net new “go-live” cities and universities in the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net new “go-live” cities and universities	—	3	7	15

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

While our sales and marketing expenses have recently decreased due to higher commission expenses related to our contract with the New York City Police Department in 2024, we expect sales and marketing expense will increase in the near-term in absolute dollars as we continue to grow our organization and may fluctuate from quarter to quarter based on the timing of commission expense, marketing campaigns and tradeshows.

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

In the near term, we expect our general and administrative expenses to increase in both absolute dollars and as a percentage of revenues as we grow our business and comply with the requirement to include an auditor attestation report on the effectiveness of our internal control over financial reporting as a result of our expectation of becoming an accelerated filer.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table sets forth selected condensed consolidated statements of operations data for the three months ended September 30, 2025 and 2024 (in thousands):

		As a % of		As a % of	Change
	2025	Revenues	2024	Revenues	$	%
Revenues	$25,100	100%	$26,250	100%	$(1,150)	-4%
Costs
Cost of revenues	11,229	45%	10,979	42%	250	2%
Impairment of property and equipment	237	1%	54	—	183	339%
Total costs	11,466	46%	11,033	42%	433	4%
Gross profit	13,634	54%	15,217	58%	(1,583)	-10%
Operating expenses:
Sales and marketing	5,796	23%	7,181	27%	(1,385)	-19%
Research and development	4,097	16%	3,413	13%	684	20%
General and administrative	5,797	23%	5,669	22%	128	2%
Total operating expenses	15,690	62%	16,263	62%	(573)	-4%
Operating loss	(2,056)	-8%	(1,046)	-4%	(1,010)	97%
Interest expense, net	14	—	7	—	7	100%
Other expense, net	(160)	—	(82)	—	(78)	95%
(Benefit) or provision for income taxes	(158)	—	319	1%	(477)	-150%
Net loss	$(2,044)	-8%	$(1,440)	-5%	$(604)	42%

Revenues

The decrease in revenues of $1.2 million was primarily due to the fact that the third quarter of 2024 included approximately $2.8 million from our contract with the City of Chicago, offset by $1.7 million in new bookings and expansions with existing customers during the third quarter of 2025.

Costs of Revenues

The increase in cost of revenues of $0.4 million was primarily due to product cost related to our licensing of software for the NYPD and maintenance activities for our ShotSpotter deployments.

Sales and Marketing Expense

Sales and marketing expense decreased by $1.4 million, primarily due to $1.0 million commission expense related to the contract with the NYPD in 2024, without a corresponding similar transaction in 2025 and $0.4 million decrease in payroll and compensation related to a decrease in headcount.

Research and Development Expense

Research and development expense increased by $0.7 million, primarily due to an increase of $0.3 million in outside consulting expense related to our investments in enhancing our AI capabilities and $0.4 million in other research and development expenses.

General and Administrative Expense

General and administrative expense increased by $0.1 million, primarily due to an increase of $0.1 million in accounting fees related to our efforts to comply with the requirement to include an auditor attestation report on the effectiveness of our internal control over financial reporting as a result of our expectation of becoming an accelerated filer and an increase $0.2 million public relations and legal expenses offset by $0.2 million decrease in payroll and compensation related to a decrease in headcount and stock-based compensation expense.

Other Income (Expense), Net

The other expense, net decreased by less than $0.1 million compared to 2024.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the three months ended September 30, 2025 the income tax benefit was $0.2 million and for the three months ended September 30, 2024, provision for income taxes was $0.3 million.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table sets forth selected condensed consolidated statements of operations data for the nine months ended September 30, 2025 and 2024 (in thousands):

		As a % of		As a % of	Change
	2025	Revenues	2024	Revenues	$	%
Revenues	$79,338	100%	$78,620	100%	$718	1%
Costs
Cost of revenues	35,005	45%	32,031	41%	2,974	9%
Impairment of property and equipment	310	—	412	—	(102)	-25%
Total costs	35,315	45%	32,443	41%	2,872	9%
Gross profit	44,023	55%	46,177	59%	(2,154)	-5%
Operating expenses:
Sales and marketing	19,580	25%	21,615	28%	(2,035)	-9%
Research and development	11,908	15%	10,441	13%	1,467	14%
General and administrative	18,738	23%	18,379	23%	359	2%
Change in fair value of contingent consideration	—	—	(554)	-1%	554	-100%
Restructuring expense	—	—	346	1%	(346)	-100%
Total operating expenses	50,226	63%	50,227	64%	(1)	0%
Operating loss	(6,203)	-8%	(4,050)	-5%	(2,153)	53%
Interest expense, net	(18)	—	(176)	—	158	-90%
Other expense, net	(399)	—	(208)	—	(191)	92%
(Benefit) or provision for income taxes	28	—	667	1%	(639)	-96%
Net loss	$(6,648)	-8%	$(5,101)	-6%	$(1,547)	30%

Revenues

The increase in revenues of $0.7 million was primarily attributable to approximately $4.4 million in new bookings and expansions, $1.6 million increase in revenue from New York City, $3.5 million of catch-up revenue from two three-year contract renewals with the New York City Police Department which were renewed in the first quarter of 2025 and $1.0 million increase from Puerto Rico, offset by a reduction in revenue due to the fact that the nine months ended September 30, 2024 included approximately $8.1 million resulting from our contract with the City of Chicago and other reductions of $1.7 million from various accounts.

Costs of Revenues

The increase in cost of revenues of $2.9 million was due primarily to an increase of $1.0 million in Information Technology ("IT") costs related to our investments in enhancing our AI capabilities, $0.8 million in maintenance cost, $0.8 million in reimbursable product cost and $0.3 million in payroll and compensation related to headcount and other expense.

Sales and Marketing Expense

Sales and marketing expense decreased by $2.0 million, primarily due to $1.8 million commission expense related to the contract with the NYPD in 2024 without a corresponding similar transaction in 2025 and a decrease of $0.2 million in other sales and marketing expenses.

Research and Development Expense

Research and development expense increased by $1.5 million, primarily due to an increase of $0.9 million in consulting expense associated with SafePointe, a $0.8 million increase in IT expense related to our investments in enhancing our AI capabilities offset by $0.2 million in other expenses.

General and Administrative Expense

General and administrative expense increased by $0.4 million, primarily due to an increase of $0.6 million in accounting fees related to our efforts to comply with the requirement to include an auditor attestation report on the effectiveness of our internal control over financial reporting as a result of our expectation of becoming an accelerated filer and $0.3 million in other expenses, offset by $0.5 million decrease in legal and IT expense.

Change in Fair Value of Contingent Consideration

There was no fair value adjustment for contingent consideration liabilities during 2025 resulting in a decrease of $0.6 million compared to 2024.

Restructuring Expense

There was no restructuring expense during 2025 resulting in a decrease of $0.3 million compared to 2024.

Interest Expense, Net

The interest expense, net decreased by $0.2 million compared to 2024.

Other Income (Expense), Net

The other expense, net increased by $0.2 million compared to 2024.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. For the nine months ended September 30, 2025 and 2024, income taxes provision is less than $0.1 million and $0.7 million, respectively.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from the sale of equity, debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $11.8 million and accounts receivable of $28.5 million as of September 30, 2025. On September 30, 2025, the available borrowing capacity under our credit facility was approximately $36.0 million and we had $4.0 million outstanding on our line of credit, which was primarily used to fund our acquisition of SafePointe.

We believe our existing cash and cash equivalent balances, our available borrowings under our credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of $39.3 million. However, should additional working capital be needed, we can utilize the amount available under our credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, further investments in our public safety solutions and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee that debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

During the nine months ended September 30, 2024, we determined the contingent consideration related to the acquisition of SafePointe was not probable of being earned based on estimated SafePointe revenue resulting in the fair value of contingent consideration liabilities as of September 30, 2025 and 2024 being nil.

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

During the nine months ended September 30, 2025, we repurchased 225,334 shares of our common stock at an average price of $13.15 per share for approximately $3.0 million, under the 2022 Repurchase Program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of September 30, 2025, $10.5 million remains available under the 2022 Repurchase Program.

Credit Facility

We have a revolving credit facility for available borrowings of up to $40.0 million under our Credit Agreement with Umpqua Bank (the “Umpqua Credit Agreement”). The credit facility matures on October 15, 2027. The revolving credit facility is for general working capital purposes. On September 30, 2025, we had $4.0 million outstanding on our line of credit, with an available borrowing capacity of $36.0 million. The Umpqua Credit Agreement subjects us to certain restrictive and financial covenants, see the risk entitled “The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions” in Part II, Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q. We are in compliance with all the covenants under the Umpqua Credit Agreement as of September 30, 2025.

Cash Flows

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table presents a summary of our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$4,810	$23,079
Investing activities	(3,660)	(5,067)
Financing activities	(2,547)	(8,496)
Net change in cash and cash equivalents	$(1,397)	$9,516

Operating Activities

Our net loss and cash flows provided by operating activities are significantly influenced by changes in headcount to support our growth, legal expenses, outside services fees, sales and marketing expenses and our ability to bill and collect in a timely manner.

Net cash provided by operating activities decreased by $18.3 million during the nine months ended September 30, 2025 compared to nine months ended September 30, 2024 resulting from net cash provided by operating activities of $4.8 million compared to net cash provided by operating activities of $23.1 million during the same period of 2024. This was primarily due to an increase of $8.2 million in account receivables related to slower collection from contracts with the New York Police Department, a decrease of $7.8 million in deferred revenue caused by a reduction in new billings of $7.6 million and a decrease of $3.4 million in personnel-related accrual related to lower accrual of bonus and commission.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Investing activities used cash of $3.7 million in the nine months ended September 30, 2025. This was primarily driven by investments of $3.6 million in property and equipment installed for our solutions in customer coverage areas. Investing activities used cash of $5.1 million in the nine months ended September 30, 2024. This was primarily driven by investments in property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Financing activities includes net proceeds from the exercise of stock options, offset by payments for repurchases of our common stock.

Financing activities used cash of $2.5 million in the nine months ended September 30, 2025 which was payment of $3.0 million for repurchases of our common stock, offset by proceeds of $0.4 million from our employee stock purchase plan. Financing activities used cash of $8.5 million in the nine months ended September 30, 2024, and reflect common stock repurchases of approximately $6.0 million and $3.0 million payments on line of credit, offset by proceeds of $0.4 million from our employee stock purchase plan.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report on Form 10-K”) and the notes to the audited consolidated financial statements appearing in our 2024 Annual Report on Form 10-K, filed with the SEC on March 31, 2025. As of September 30, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2024 Annual Report on Form 10-K.

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

There were no material changes in our market risk during the nine months ended September 30, 2025, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures About Market Risk section of our 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of a material weakness in our internal control over financial reporting discussed below, which remained unremediated as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

While management continues to make progress on its remediation efforts as discussed below, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of our internal control over financial reporting described above, management identified the following deficiencies that individually, or in the aggregate, constituted a material weakness in our internal control over financial reporting as of September 30, 2025.

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

For example, our revenues with respect to certain customers have varied significantly during the past year. The City of Chicago was our second largest customer by revenue in 2023 and 2024. However, Chicago did not renew our contract in November 2024. As a result, the significance of our largest customer by revenue, the City of New York, has increased from representing 25% of our revenue for the nine months ended September 30, 2024 to 30% of our revenue for the nine months ended September 30, 2025. Any inability to renew or delays in renewal of our contract with the City of New York in the future or any of the other factors above or other factors discussed elsewhere in this report will result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

We had a net loss of $6.6 million for the nine months ended September 30, 2025 and a net loss of $9.2 million for the year ended December 31, 2024 and as of September 30, 2025, we had an accumulated deficit of $110.9 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we have previously and expect to continue to expend substantial financial and other resources on:

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

We have a revolving credit facility with Umpqua Bank with a revolving credit commitment of $40.0 million that matures on October 15, 2027. As of September 30, 2025, we had $4.0 million outstanding on our line of credit.

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

We currently operate in limited number of locations outside the United States. A key component to our business strategy is to expand our international operations to increase our revenues from customers outside of the United States as part of our growth strategy. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks in addition to those we already face in the United States. We may face additional challenges that may delay contract execution related to negotiating with governments in transition, the use of third-party integrations and consultants. For example, due to governmental changes and tariff-related impacts, we have experienced a delay in our ShotSpotter deployment in Brazil. In addition, we will need to invest time and resources in understanding the regulatory framework and political environments of our potential customers overseas in order to focus our sales efforts. Because such regulatory and political considerations are likely to vary across jurisdictions, this effort will require additional time and attention from our sales team and could lead to a sales cycle that is longer than our typical process for sales in the United States. We also may need to hire additional employees and otherwise invest in our international operations in order to reach new customers. Because of our limited experience with international operations as well as developing and managing sales in international markets, our international expansion efforts may be delayed or may not be successful.

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

Trade disputes, trade restrictions, tariffs, and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock. In addition, the fluctuation in tariff rates during the nine months ended September 30, 2025 and the ongoing uncertainty of those rates, has primarily impacted our product costs during this period, and may in the future impact our ability to forecast the tariff impacts on our cost of revenue.

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

As of September 30, 2025, we had federal net operating loss carryforwards (“NOLs”) of approximately $48.6 million, of which $43.7 million will begin to expire in 2031, if not utilized. The remaining net operating losses of $4.9 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of September 30, 2025, we also had state NOLs of approximately $41.1 million, which began expiring in 2025. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. For example, California recently imposed limits on the usability of California state NOL carryforwards and certain state tax credits in tax years beginning after 2023 and before 2027. Such suspensions or limitations could accelerate or permanently increase state taxes owed.

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

As of September 30, 2025, we had 31 issued patents directed to our technologies, 23 in the United States, three in Brazil, one each in Mexico, the European Union, the United Kingdom, France and Germany. The issued patents expire on various dates from 2025 to 2034. We have patent applications pending for examination in the United States, Europe, Mexico, Canada and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party which expired in November 2023. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

Risks Related to the Ownership of Our Common Stock

We identified a material weakness in our internal control over financial reporting as of December 31, 2024, which remains unremediated as of September 30, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s assessment of our internal control over financial reporting, under the criteria described in the preceding sentence, management has identified a material weakness in internal control during the year ended December 31, 2024 which remained unremediated as of September 30, 2025. See Part I, Item 4, “Controls and Procedures” of this report. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

The market price of our common stock is volatile. It has ranged from a low of $10.92 per share to a high of $19.07 per share from January 1, 2025 to September 30, 2025. The price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

Our board of directors has authorized a stock repurchase program for up to $25.0 million of our common stock, of which $14.5 million has been utilized as of September 30, 2025. Repurchases of our shares could increase the volatility of the trading price of our stock, which could have a negative impact on the trading price of our stock. Similarly, the future announcement of the termination or suspension of the stock repurchase program, or our decision not to utilize the full authorized repurchase amount under the stock repurchase program, could result in a decrease in the trading price of our stock. In addition, the stock repurchase program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. There can be no assurance that any share repurchases we do elect to make will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our shares. Although our stock repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so and short-term stock price fluctuations could reduce the effectiveness of the stock repurchase program.

We expect that we will become an accelerated filer, which increases our costs and demands on management.

We expect that we will become an accelerated filer. Thus, we will be subject to accelerated filing deadlines as well as the requirements of Section 404(b) of the Sarbanes-Oxley Act, which require our independent registered public accounting firm to formally attest to the effectiveness of our internal control over financial reporting. We have devoted and expect to continue to devote significant time, effort and expenses to implement and comply with Section 404(b) and the additional standards, rules and regulations that apply to us. Compliance with the additional requirements of being an accelerated filer will also increase our legal, accounting and financial compliance costs.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth for the indicated period, share repurchases of our common stock:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1, 2025 - July 30, 2025	—	—	—	$12,450
August 1, 2025 - August 31, 2025	73,039	$12.77	73,039	$11,514
September 1, 2025 - September 30, 2025	87,232	$12.14	87,232	$10,450
Total	160,271	$12.43	160,271

(1) All repurchases were made as part of our publicly announced stock repurchase program. In November 2022, we announced that our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to $25 million of our common stock. The repurchase program has no expiration date and may be modified, suspended or discontinued at any time.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	April 11, 2023
3.2	Certificate of Change of Registered Agent	10-Q	001-38107	3.2	August 10, 2023
3.3	Amended and Restated Bylaws	8-K	001-38107	3.1	November 9, 2023
10.1	Seventh Amendment to Credit Agreement between Umpqua Bank and SoundThinking, Inc. dated August 28, 2025	8-K	001-38107	10.1	September 3, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					X

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

SOUNDTHINKING, INC.

Date: November 13, 2025	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: November 13, 2025	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer