Form 10-K
period 2025-12-31
SOUNDTHINKING, INC.
filed 2026-03-30
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on a closing price of $13.06 per share of the Registrant’s common stock as reported on the Nasdaq Capital Market on June 30, 2025 was $119,664,584.

The number of shares of Registrant’s common stock outstanding as of March 30, 2026 was 12,953,937

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 3, 2026, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2025.

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
•
our ability to service outstanding debt and satisfy covenants associated with outstanding debt facilities;
•
our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;
•
the impact of the material weaknesses in our internal controls and our ability to remediate these material weaknesses on the timing we anticipate, or at all;
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
•
If we are unable to reach additional public safety customers, expand into new markets or cross-sell our other solutions to our existing customers, our revenues may not grow.
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
•
We identified material weaknesses in our internal control over financial reporting as of December 31, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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

PART I.

Item 1. BUSINESS

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. As of December 31, 2025, we had approximately 319 customers and to date have worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

Our SafetySmartTM platform includes six data-driven tools consisting of: (i) our flagship product, ShotSpotter®, the leading outdoor gunshot detection, location and alerting system trusted by 178 cities and 22 universities and corporations as of December 31, 2025; (ii) CrimeTracerTM, an agency-wide crime data and intelligence platform that enables investigators, analysts, patrol officers and command staff to search through more than one billion criminal justice records from across jurisdictions, leverage dashboards and AI-assisted tools to generate tactical leads and quickly make intelligent connections to solve cases; (iii) CaseBuilderTM, a one-stop investigative case management system for tracking, reporting and collaborating on cases; (iv) ResourceRouterTM, which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety; (v) PlateRangerTM powered by Rekor®, an automatic license plate recognition (“ALPR”) and vehicle identification solution that leverages artificial intelligence (“AI”) and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement; and (vi) SafePointeTM, an AI-based weapons detection system designed to provide discreet, high-throughput screening that complements physical security measures without compromising visitor experience. These solutions may operate independently or together as an integrated system that connects detection, data analysis, resource deployment and case management workflows. We also offer other use-case specific solutions including ShotSpotter for Campus and ShotSpotter for Corporate, which are typically smaller-scale deployments of ShotSpotter gunshot detection vertically marketed to universities, corporate campuses and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. We offer the majority of our solutions on a software-as-a-service subscription model to our customers. In the first quarter of 2025, we rolled out a perimeter-based sniper gunshot detection solution targeting utility substations, with initial pilots aimed at utility customers, conducted through SoundThinking Labs. SoundThinking Labs supports innovative use cases of the Company's technology.

As of December 31, 2025, we had ShotSpotter, ShotSpotter for Campus and ShotSpotter for Corporate coverage areas under contract for over 1,092 square miles, of which over 1,064 square miles had gone live. Coverage areas under contract included 178 cities and 22 universities and corporations across the United States, South Africa, Uruguay, Brazil and the Bahamas, including some of the largest cities in the United States. Most of our revenue is attributable to customers based in the United States. Since our founding over 29 years ago, SoundThinking has been and continues to be a purpose-led company. We are a mission-driven organization that is focused on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

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

The Violent Crime Problem

We believe the majority of urban gunfire goes unreported. A 2016 report published by the Brookings Institution analyzing data collected from ShotSpotter and our customers suggests that approximately 80% of the gunshots detected by our public safety solution are not reported to 911 by residents. Even in the instances when 911 calls are made, the information reported by the caller is often incomplete or inaccurate as to the time and location of the gunshot. Furthermore, in many cases it is often difficult for the caller to authenticate the incident as gunfire. In addition, we believe that in communities plagued by gun violence, there is often a lack of trust between the community’s residents and its police force, which can exacerbate the underreporting of gunfire and create a vicious cycle of underreporting, lack of response and increased mistrust due to continued unaddressed gun violence in the community. When gunfire is not reported or is reported inaccurately, law enforcement and medical personnel cannot address injuries nor effectively investigate and solve related crimes or prevent future incidents.

We also believe the communities in which gun violence occurs suffer significant economic loss. A 2017 report by the Urban Institute, which studied the effect of gun violence in Minneapolis, Minnesota, Oakland, California and Washington, D.C., noted that the perceived risk of gun violence imposed heavy social, psychological and monetary damages in communities, including fewer jobs and lower economic vitality. The study concluded:

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

In addition, several studies have suggested that property values are inversely correlated with violent crime. For example, the Center for American Progress conducted a study of changes in homicide incidents and housing prices in Boston, Seattle, Chicago, Philadelphia and Milwaukee, and found that a reduction in a given year of one homicide in a ZIP code caused a 1.5% increase in housing values in that same ZIP code the following year.

Gut-Based Patrolling Problem

Agencies face a resource deficit and need more efficient ways to patrol and prevent crime. Most departments use old patrolling methods that are not data-driven, have limited visibility to officer activity and no controls to reduce over-policing. We believe the category is ripe for AI-based automation for more efficient and effective patrolling done in a way that better engages the community and supports more effective, data-informed deployment of resources.

Low Case Closure/Victim Resolution Problem

According to a report published by The Marshall Project in 2022, homicide clearance rates in the United States reached a 40-year low of less than 50% in 2021. While clearance rates have shown signs of improvement in more recent years (2023–2024), they remain below levels observed in prior decades and vary significantly across jurisdictions. Too many suspects do not face the consequences and are free to commit additional crimes while victims and their families suffer without closure. Police use a mix of manual, homegrown and limited function record management system (“RMS”) modules for case management. To solve cases, detectives must access multiple, siloed sources of data with limited automation tools for analytical support or collaboration. We believe investigative case management can significantly benefit from greater automation to improve clearance rates and solves cases faster.

Our Vision

We see a world where data are converted into actionable intelligence thereby enabling law enforcement and security departments to implement practices to more efficiently direct interventions toward the relative few that commit crimes and present security threats. These practices in turn help build community trust and engagement while co-producing positive public safety outcomes. We believe the SafetySmart platform can be a valuable set of technological solutions for implementing these public safety practices. The SafetySmart platform includes our flagship product ShotSpotter, CrimeTracer, CaseBuilder, ResourceRouter, PlateRanger powered by Rekor and SafePointe, our AI-based weapons detection system.

Solutions for Law Enforcement

Solutions for Security Markets

ShotSpotter

ShotSpotter, our acoustic gunshot detection technology serves cities and municipalities seeking to identify, locate and deter persistent, localized gun violence into their policing systems. ShotSpotter is used by local police departments and a version of ShotSpotter, branded as ShotSpotter for Campus and ShotSpotter for Corporate, are used by security personnel in the protection of critical assets such as colleges, universities and commercial campuses.

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

Our software sends validated gunfire data along with the audio of the triggering sound to our Incident Review Center (“IRC”) that has locations in Fremont, CA and Washington, D.C. where our trained incident review specialists are on duty 24 hours a day, seven days a week, 365 days a year to screen and confirm actual gunfire incidents. Our trained incident review specialists can supplement alerts with additional tactical information, such as the potential presence of multiple shooters or the use of high-capacity weapons. Gunshot incidents reviewed by our IRC result in alerts typically sent within approximately 45 seconds of the gunfire incident.

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

All incidents not filtered out by our machine classifier algorithms are sent to the incident review specialists in our IRC for analysis and classification. Incident notifications are sent when the incident is confirmed as gunfire by one of our incident review specialists and may include additional information that may be helpful to first responders, such as the possibility of multiple shooters or use of a high-capacity or fully automatic weapon. Alerts are delivered using push notifications to our mobile, desktop or browser applications and through email or SMS text messages. The time from a report of an outdoor trigger-pull to a notification being sent to our customers is typically 45 seconds or less.

Intelligent and Ruggedized Sensors

Our rugged gunshot detection sensor is an intelligent, internet-enabled device that is specially designed and built to ignore ambient noise and respond to impulsive sounds, accurately time-stamping their arrival times. Advanced digital signal processing algorithms filter out background sounds such as traffic, and extract pulse features from the audio signal that, along with the time and angle of arrival of the sound, are sent to our servers where algorithms compute the location of the sound source.

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

Mobile Device Support: Apple iOS and Android-phones/tablets and watches

8:36 AT&T
ShotSpotter
2620 Fordham St
DISMISS
Filter
37
24 Hrs
DAYS
3
7
14
30
2033 Cooley Ave
215 Holland St
LIST
DETAIL
8:37 AT&T
ShotSpotter
2773 Illinois St
MetropolisWest
07:00:00 - 2 hours ago
LIST
DETAIL
8:37 AT&T
ShotSpotter
2773 Illinois St
04/10/2023 @ 07:00:00
9751-hFSY6mtG
Chat or email support@soundthinking.com
LIST
DETAIL
To the Officer's Phone

1:36
SST
Multiple_Gunshots - 2 rounds at : 1345 W Burleigh , Milwaukee, WI
To the **Officer's Watch**
SST Alert
6:51 PM
Multiple_Gunshots - 4 rounds at : 2983 19th St , Richmond, CA

Related Applications and Services

ShotSpotter Insight

All historical incident data in our database can be viewed, searched, sorted, and filtered using our ShotSpotter InSight application. The Insight application can create an investigative lead summary (“ILS”) report that describes the specifics of a single incident as reported by the IRC staff or a multiple incident report that lists groups of such incidents. Complex filters may be defined using multiple search criteria and the filters named and saved for recurring use. Incident data may be exported for use in third-party applications such as Excel, currently the tool of choice for police department crime analysts.

Integration Services

We believe that integrating our solutions with other tools and technologies enhances the value of our solutions to our customers. For example, our solutions can be used in connection with:

•
drones to access a crime scene to determine if there is a victim for which an ambulance is needed and to provide situational awareness for officers who are heading towards the scene;
•
video surveillance cameras to automatically point tilt and zoom them in the direction of gunfire, assist in feeding more bullet casings to the National Integrated Ballistic Information Network (“NIBIN”) for ballistic matching and the identification of suspects; and
•
automated license plate recognition systems used by law enforcement to improve the investigation efforts.

We continue to evaluate new technologies that may integrate with our solutions to generate additional value for our customers.

Detailed Forensic Reports and Certified Expert Witness Services

As part of our solution, we offer Detailed Forensic Reports (“DFRs”). These provide investigators and attorneys with comprehensive, court-admissible analysis of a shooting incident, including the gunfire audio. We also offer expert witness testimony to introduce the forensic analysis of the DFRs at trial and to provide technical expertise regarding our technology. Our forensic employees have testified in over 455 cases throughout the United States. Our forensic analyses have survived dozens of challenges in numerous states, under both the Frye and Daubert standards of admissibility. The following is an example of a DFR.

Detailed Forensic Report:

City	Davies County, US	Incident #	163069		
Zone	DaviesCountyUS	Docket/File #	21-CV-NUMBER		
Ref. Date	08 DEC 2019	Case Name	US v John Doe		
Cust. Ref#	N/A	Report Date	01 JAN 2024	Author	P. Greene

DETAILED FORENSIC REPORT

Shooting Description

At 20:23:59 (8:23:59 PM) hours on December 08, 2019, ShotSpotter detected a Multiple Gunshot incident in Davies County, US. ShotSpotter recorded the event as Incident# 163069 and located it at 1234 Main St.

Position with Respect to the Coverage Area

VIEW
Hopewell Heights
NORTH TOWNE
Alexis Addition
WHITMER-TRILBY
MELLWOOD
WERNERTS CORNERS
DEVEAUX
LIBRARY VILLAGE
WEST
AUBURNDALE
WESTGATE
LAGRANGE
9
AUBURN-DELAWARE
OLD ORCHARD
OLD WEST END
OTTAWA
BANCROFT HILLS
WARREN SHERMAN
VISTULA HISTORIC DISTRICT
ROOSEVELT
Glass City Metropark
SCOTT PARK
ONYX
AIR LINE JUNCTION
SOUTHSIDE

FIGURE 1.0

ShotSpotter City: displays Davies County, US at the time of the incident. The map pin indicates the location of the shooting incident.

For more information, email support@soundthinking.com, call 888.274.6877 or +1.510.794.3144. ©2023 SoundThinking, Inc. All rights reserved. ShotSpotter® and the ShotSpotter logo are registered trademarks of SoundThinking®, Inc.

1

ShotSpotter Results and Benefits

• Expedited Response to Gunfire. In areas where gun violence is persistent, we believe most gunshots are not otherwise reported. Even when calls are made, many callers are unable to provide a location of the gunshot or other relevant details. Human response time to unfolding violence often delays calls for several minutes in circumstances where response time can be critical. By contrast, our ShotSpotter service typically alerts emergency dispatch centers and field personnel within 45 seconds of the report of the gunfire incident and provide an exact location, enabling them to respond faster and to a specific location. The ability to respond more quickly increases the chances of apprehending the shooter and assisting victims of violence, in addition to aiding in evidence collection.

• ShotSpotter Potentially Helps Save Lives

The below graphic demonstrates positive impact results observed at a few of our customers.

1 - Pueblo PD statistics 2024-2025

2 - Municipality of Niterói 2025

3 - Utica PD statistics 2024

4 - Peoria PD statistics 2025

• Improved Police Officer Safety. We believe that ShotSpotter provides additional and valuable information regarding gunshot incidents as the alerts we provide give additional insight and situational awareness, including round count, potential multiple shooters and potential use of an automatic weapon, that allow the responders to be better prepared to respond appropriately.

• Increased Awareness of Gunfire Activity. Research suggests that approximately 80% of the gunshots are not reported to 911. When law enforcement and elected officials have enhanced awareness of gunfire activity and patterns, they have objective information that can assist in facilitating a more timely and accurate response to gunfire incidents and inform discussions regarding public safety resource allocation.

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

CrimeTracer

In the fourth quarter of 2025, we introduced a new generation of our CrimeTracer solution, which we refer to as CrimeTracer Gen3. CrimeTracer Gen3 transforms investigative search into a comprehensive crime-fighting data solution—combining automated patrol briefings, natural-language search, and AI-driven analysis with access to more than one billion structured and unstructured records from over 2,100 agencies nationwide. Designed to deliver the right data fast, CrimeTracer Gen3 unifies critical information from our customers’ IT systems and from partners across the city, county, state and country. Through our alliance with Thomson Reuters CLEAR®, officers and analysts can access both private law enforcement data and essential public records data in one place without toggling between different applications.

• AI-Driven Analysis. CrimeTracer Gen3 leverages advanced technology to analyze vast amounts of CJIS-compliant public safety data, offering voice-enabled natural language search capabilities and link analysis that connects critical information across jurisdictions to provide actionable insights to patrol officers, analysts, investigators and command staff.

Dashboard
Dashboard
Search
Hi, John Doe
Crime analyst
Patrol Dashboard
Time
Last 7 Days
All Crimes
128
+ 36%
Robbery
18
Assault
42
Moto
53
BOLO
New Pdf uploaded about recent activities
Officers are attempting to identify a male subject observed near a commercial property after hours. The individual was last seen wearing a dark jacket and jeans, carrying a backpack. Anyone with information is asked to contact the precinct desk.
Document Summary
1. Suspicious Person
2. Burglary in Progre
3. Traffic Accident –
Crime Activity
Table
Bar
Line
Beat
Burglary
Beat 1
2.2%
Beat 2
5.1%
Map
Main St
Chatbot
Building a search for a white female in her mid 30s with specific physical characteristics
Running Person Search Query on
age range: 34-36 years
race: White
gender: Female
hair: Brown
eyes: Brown
Scar: Left arm
Reply...
SoundThinking
© 2025 | All rights reserved

• Easy Access to Actionable Insights. CrimeTracer Gen3’s patrol dashboard automatically generates shift briefings with Be On the Look Outs (“BOLOs”), recent incidents and crime patterns tailored to geographic areas, helping to ensure patrol officers start each shift with critical situational awareness. Centralized case folders house related incidents and leads in one organized view to easily reveal connections and accelerate investigations.

• At-a-Glance Intelligence. CrimeTracer Gen3 provides officers, supervisors and analysts succinct summaries of investigative leads, locations, vehicles and related records, which saves time for law enforcement teams from needing to dig through RMS, computer-aided dispatch (“CAD”) and separate databases. The trends dashboard visualizes crime counts, trends and hot spots, with interactive charts and filters to spot emerging problems. The AI-generated summary of any document in CrimeTracer instantly surfaces key facts from lengthy reports and records, reducing time spent on manual review. The results are faster briefings, smarter deployment and safer decisions in the field.

• Seamless Integrations. CrimeTracer Gen3 is accessible from any centrally managed device and across all compliant networks. Integrating with your existing infrastructure, CrimeTracer also features seamless, native integration across other SafetySmart platform solutions, including ShotSpotter, PlateRanger and CaseBuilder.

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

• Analytical and Collaboration Tools. The ability to have the system automatically show linkages between people, property and places can identify connections more quickly and help solve cases faster. Collaboration tools make investigators aware when new relevant evidence is submitted for the same or unrelated cases, and able to more easily communicate on a case across a police department or other city agency such as the district attorney’s office.

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

ResourceRouter provides law enforcement agencies with the tools to strategically deploy patrols, manage spontaneous and planned responses and ensure officers have the real-time data they need to make informed decisions. This modernized approach to patrol management leads to more effective crime reduction and safer communities.

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

Proactive Patrol

12:53
PATROL ACTIVE
077
ResourceRouter
BRIEFING
ACTIVITIES
OBSERVE
PATROL
ZOOM IN

Responsive Patrol

Ad Hoc Schedule
KOPER RESTRICTIONS
FREQUENCY
Every Day
START DATE
END DATE
02/01/2025
02/18/2025
START TIME
END TIME
17:00
19:00
Add
NOTES
070

Patrol Insights

InSight
Shift
SUMMARY TABLE
FILTERS
Apply
Grouped By
PATROL #927 | ASSAULT OFFENSES
PATROL #932 | ROBBERY
PATROL #936 | MOTOR VEHICLE THEFT
991
981
982

Patrol Information

Settings
*Gate Codes and Access Info
GATE Codes and INFO
Homeless camps
*Homeless Encampments
Montebello Test Layer
*Patrol Division Info
* Patrol Special Checks
Patrol Special Checks
Problem Area
Roll Call
School
School Patrols
*Schools
TEST STUFF
*Trespass Letters
Trespass Letters
Trespass Letters-AN copy
MHC Doctors office
761
796
838
849
851
850
815
853
ResourceRouter

Results and Benefits:

• Direct patrol officers to the right place and the right time for crime prevention.

• Empower patrol officers with real-time actionable insights for spontaneous deployment.

• Reports on officer activity for impact and accountability.

• Enhance community engagement.

• Provide patrol officers with easy access to key operational information and safety data.

PlateRanger, powered by Rekor

PlateRanger, powered by Rekor, is an ALPR and vehicle identification solution that leverages AI and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement.

PlateRanger’s vehicle and plate identification algorithms have been trained over many years and millions of images to be highly accurate and dependable in identifying vehicles and license plates from every state. That data is shared in real-time to streamline investigations and enhance officer safety through situational awareness. Designed for public safety, PlateRanger integrates seamlessly with other applications including real-time crime centers, video management systems and the SafetySmart platform. Within the platform, PlateRanger data is integrated with ShotSpotter, enabling agencies to identify vehicles entering or leaving an area within a defined radius and time window surrounding a gunshot event. PlateRanger is also integrated with CrimeTracer, offering a trial subscription that allows agencies to enrich vehicle records with associated data on individuals, addresses and related criminal activity. These integrations are designed to support investigative efficiency and provide incremental value beyond standalone ALPR deployments. PlateRanger can also use hot lists based on integration with National Crime Information Center (“NCIC”), other data such as Amber and Silver alerts and more.

Results and Benefits:

•
Connects vehicles of interest associations through advanced analytics.
•
Creates faster, more relevant investigative leads.
•
Force multiplier that optimizes resource allocation and streamlines investigative processes.
•
Integrates with leading law enforcement databases and software.

•
Provides valuable data for private sector clients security teams in managing potential safety, security and operational issues on their facilities.

SafePointe

SafePointe is a passive AI-based weapons detection system. Its unique technology and design transform entrance security from a queued security guard-staffed checkpoint environment to a free-flow zone with minimal disruption for those entering. Unlike bulky legacy metal detection, SafePointe’s discreet form factor enables guests and employees to quickly pass unobtrusively without disruption or the need for security personnel stationed at entrances. SafePointe’s ability to quickly screen individuals and their bags makes it an attractive option for hospitals, casinos, higher education, corporate locations, museums and warehouses. We have an opportunity to grow in the healthcare vertical with California’s AB 2975 mandate, which requires weapons detection systems in all general acute care and psychiatric hospitals in 2027. We believe this legislation has created a substantial addressable market opportunity for us.

The patented SafePointe system integrates hardware and software to quickly detect concealed weapons. It features two discreet metal bollards positioned up to eight feet apart to create a “lane,” equipped with an advanced 3D camera and an NVIDIA®-powered edge processor running a state-of-the art AI model. Most customers install multiple lanes throughout their facilities to ensure protection across all entrances.

SafePointe enhances security by providing the following capabilities:

• Quickly identifying the individual carrying a weapon when they are walking through the bollards at the same time as others.

• Comprehensive system overview with advanced search filters to easily find historical incidents, create ad hoc reports, and aid investigations.

• Detailed alert review summary and performance metrics (e.g. visitor count, detections, and etc.) available at your fingertips.

Our Opportunity

We believe there is significant demand for the various products comprising our SafetySmart platform. Customers for our public safety solutions include municipalities, law enforcement agencies, college and university campuses, large corporate campuses, healthcare facilities, hospitality venues, transportation centers, key infrastructure and other secured environments where authorities seek to detect gunfire activity or weapons-related risks and enhance situational awareness within and around their facilities.

Our Growth Strategy

We intend to drive growth in our business by expanding our domestic and international footprint for ShotSpotter and putting greater emphasis on driving adoption of the rest of our SafetySmart platform which is gaining traction in current and new markets for the company. We plan to leverage our large and growing installed base of customers with high net promoter attributes that consider SoundThinking a trusted partner. Key elements of our strategy include:

• Further Penetration of Commercial Security Customers with SafePointe and Weapons Detection. We acquired the SafePointe product in late 2023 and devoted much of 2024 to advancing the technology platform and improving system performance, usability, and scalability. During 2025, we expanded the customer base and refined a go-to-market strategy that gained traction across targeted verticals. The market for advanced weapons detection solutions continues to develop, supported by increasing customer awareness of next-generation screening technologies. Competitors have invested significantly in market education and adoption, which we believe has contributed to broader awareness of the category and indirectly benefits our sales efforts. As prospective customers evaluate SafePointe, we believe they recognize its differentiated value proposition as a screening solution designed to enable continuous flow of people without traditional checkpoints. This approach reduces operational friction for security personnel and minimizes disruption for individuals being screened by eliminating queuing and divestment requirements. We believe our differentiation, combined with customer dissatisfaction regarding limitations of available screening approaches, has strengthened our competitive positioning. In 2025, we expanded and specialized our sales organization to support SafePointe, adding experienced security industry professionals with established customer relationships and domain expertise. Given the product’s alignment with customer needs and its relatively high average annual recurring revenue per deployment, we believe SafePointe is well positioned to contribute to future growth.

• AI-Driven Investigative and Operational Intelligence. We are expanding our capabilities in AI-driven investigative and operational intelligence initially through CrimeTracer Gen3, which is a major upgrade to CrimeTracer designed to help agencies more efficiently analyze and act on growing volumes of public safety data. CrimeTracer Gen3 introduced AI productivity tools for officers such a document summarization, an AI chatbot, natural language search and automated linkage capabilities that enable investigators to identify relationships among people, vehicles, locations and incidents across disparate data sources. These enhancements are intended to accelerate investigative workflows, surface actionable leads and support real-time decision making. As agencies confront staffing constraints and increasing data complexity, we believe AI-enabled tools that improve productivity, unify data workflows and strengthen investigative effectiveness represent a meaningful opportunity for adoption and long-term growth.

• Accelerate Cross-Selling of Current Public Safety Customers to Additional SafetySmart Solutions. We continue to pursue growth by expanding adoption of additional SafetySmart solutions within our existing public safety customer base. In the second half of 2025, we piloted an initiative that more actively engaged our customer success organization, which maintains ongoing operational relationships with agencies, to identify opportunities where additional SoundThinking solutions could enhance customer outcomes. Based on initial results, we are developing a more structured cross-sell program designed to generate incremental pipeline within our installed base. This effort focuses on aligning customer operational needs with complementary SafetySmart capabilities and leveraging established trust relationships to support solution expansion. We believe our installed base represents a significant growth opportunity due to the mission-critical nature of our solutions, the operational familiarity customers have with our platform and the potential efficiency gains from deploying integrated public safety technologies through a single vendor relationship.

• Entry Into Large and Fast-Growing Automatic License Plate Recognition (“ALPR”) Market. We made important progress in establishing the new PlateRanger business and brand in the marketplace. In 2025, we built a meaningful sales pipeline, secured initial customer deployments and established reference customers. Through these early engagements, we refined our competitive approach and addressed operational and product requirements necessary to succeed. We have enhanced PlateRanger’s value proposition through integrations with other SafetySmart solutions, enabling differentiated workflows for public safety customers. PlateRanger data is integrated with ShotSpotter, enabling agencies to identify vehicles entering or leaving an area within a defined radius and time window surrounding a gunshot event. We also integrated PlateRanger with our CrimeTracer investigative solution, offering a trial subscription that allows agencies to enrich vehicle records with associated data on vehicles, individuals and related criminal activity. These integrations are designed to support investigative efficiency and provide incremental value beyond standalone ALPR deployments. Throughout 2025, we aligned marketing and sales resources to support entry and pipeline development. We continue to observe strong demand and available funding for ALPR solutions, and customer feedback indicates dissatisfaction with certain incumbent solutions and practices. We believe our integrated platform approach and customer service orientation position PlateRanger as a compelling alternative for agencies seeking a modern ALPR solution.

• Accelerate Our Acquisition of Public Safety Customers. We believe that we are in the early stages of adoption of our public safety solutions. We serve law enforcement agencies as ShotSpotter customers in three of the ten largest U.S. cities. Over the last few years, we expanded our direct sales force and customer success teams and added marketing lead-generation capabilities to help accelerate growth. As part of our focus on increasing sales, we have recently hired a new Senior Vice President of Global Sales and a new Vice President of Sales for SafePointe. Moreover, as we add new public safety customers, publicity and the number of potential references for our solutions increase, which result in our brand and our solutions becoming more well known. We intend to capitalize on this momentum to grow sales.

• Expand ShotSpotter Revenue Within Our Existing Customer Base. As customers realize the benefits of our solutions, we believe that we have a significant opportunity to increase the lifetime value of our customer relationships by expanding coverage within their communities through a “land and expand” strategy. For example, of our ShotSpotter customers, approximately 39% have expanded their coverage areas from their original deployment areas by an average of almost eight square miles as of December 31, 2025. Our overall revenue retention rate was 99% for 2025, 105% for 2024 and 107% for 2023.

• Expand Our International Footprint. With only four currently deployed ShotSpotter customers outside of the United States in South Africa, the Bahamas, Brazil and Uruguay, we believe that we have a significant opportunity to expand internationally. As part of our growth strategy in Brazil, we recently hired a new Vice President of Sales in Brazil to further our expansion in the region. We estimate that the opportunity outside the United States for our public safety solutions includes approximately 200 cities in Central America, the Caribbean, South America and southern Africa that have at least 500,000 residents. We have seen international customers succeed and expand their deployments. We intend to increase our investment in our international product, sales and marketing efforts to penetrate new geographies in 2026.

• Maintain a Strong Focus on Customer Success. Given the specialized nature and mission-critical role of our solutions, a central component of our strategy is maintaining a strong focus on customer success and satisfaction. We emphasize structured onboarding, ongoing advisory support and responsive customer service to support effective deployment and operational adoption. These activities are designed to promote long-term retention, support successful outcomes and contribute to new customer acquisition through customer referrals and peer recommendations. We initiate customer success engagement early in the sales process to align solution deployment with each agency’s operational objectives and desired outcomes. Our teams provide consultative guidance at the command staff level, including policy and workflow development, as well as tactical training for field personnel to support effective utilization in daily operations. We measure customer experience and performance through an annual Net Promoter Score (“NPS”) survey and other feedback mechanisms, which was 55 (highly satisfied) in 2025. Agency participation rates have remained high, and recent results have placed our scores within top benchmark ranges as defined by our survey partner. Our customer success efforts are focused on helping agencies achieve measurable public safety outcomes, including reductions in gun violence and improvements in investigative effectiveness. We believe demonstrated operational value contributes to strong retention and supports organic growth through positive peer-to-peer references within the public safety community.

• Grow Our Security Business. We have developed our ShotSpotter for Campus, (formerly ShotSpotter SecureCampus) solution for universities and other educational institutions. We have also developed ShotSpotter for Corporate (formerly ShotSpotter SiteSecure) for customers such as corporations trying to safeguard their employees, customers, brand and profits. As of December 31, 2025, we had 22 ShotSpotter for Campus and ShotSpotter for Corporate customers under contract. Going forward, we plan to offer these solutions separately and in a bundle with customers interested in SafePointe. We feel these solutions are strong complements to each other and will enable us to successfully offer a more comprehensive solution to our education and commercial clients alike.

SoundThinking Labs

SoundThinking Labs houses our advanced technology efforts to adapt and extend our commercial technology to use cases and verticals outside of our core public sector focus. Current use cases include combating rhino poaching in Kruger National Park, South Africa and blast fishing that threatens coral reefs and food security in Southeast Asia. We have been able to collect revenues from philanthropic entities to cover direct and indirect costs. Some of these innovations have made their way back into our commercial business such as the development of a solar-powered sensor from the Kruger deployment; that technology is similar to those now being used for certain deployments and situations.

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

The potential decline in fish catch which is the protein source for approximately one billion coastal residents is a strategic food security issue. In addition, coral reefs form the basis of coastal and marine tourism, a valuable national income sector. It is estimated that, coral reefs around the globe provide services valued between $172 billion to $375 billion annually. Reefs must be protected for economic sustainability and food security. Our work in the Coral Triangle also known as the Amazon Forest of the Ocean has shown some promising results. The precise detection and alerting of incidents of fish blasting provides a real time awareness to the extent of fish blasting and helps target enforcement interventions designed to deter and prevent fish blasting activities.

In addition, we are launching a perimeter-based sniper gunshot detection solution focused on critical infrastructure protection of utility substations and corporate campuses, with the potential to cover U.S. Embassy and forward-operating base deployments, conducted through SoundThinking Labs.

Customer Revenue Model

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. ResourceRouter, CaseBuilder, PlateRanger and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. With the acquisition of SafePointe, we generate revenues from subscriptions of our AI-based weapons detection system based on the number of entryways, or lanes being covered, a lane being the detection area between two sensors. As of December 31, 2025, we had ShotSpotter, ShotSpotter for Campus and ShotSpotter for Corporate coverage areas under contract of over 1,092 square miles in the aggregate, of which 1,064 miles have gone live. Coverage areas under contract for ShotSpotter included over 178 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 22 campuses/sites across the United States, South Africa, Uruguay, Brazil and the Bahamas, including some of the largest cities in the United States. As of December 31, 2025, we had 291 SafePointe lanes under contract. For the year ended December 31, 2025, our largest customer, the City of New York, accounted for 29% of our revenues. For the year ended December 31, 2024, our two largest customers, the City of New York and the City of Chicago, accounted for 23% and 10% of our revenues, respectively. For the year ended December 31, 2023, our two largest customers, the City of New York and the City of Chicago accounted for 25% and 9% of our revenues, respectively. Delivery of CaseBuilder in the City of New York has added additional professional services requirements and revenue.

Go-To-Market

We sell our solutions through our direct sales teams. Our sales teams focus on both new customer acquisition, customer renewal, add-on sales, and coverage expansion. Our sales team identifies communities with the opportunity to benefit from our solutions, communicates with key stakeholders, navigates the challenges associated with our customers’ complex funding and procurement cycles, and establishes a foundation for a successful customer relationship. In addition, our sales team works with customers to identify and procure funds from alternate sources, including state and federal government grants. We also have two reseller organizations that focus on CrimeTracer sales efforts and SafePointe commercial opportunities. Our security solutions sales efforts focus primarily on corporate campuses and national retailers. We intend to continue to invest in building a global sales organization as we explore further opportunities for ShotSpotter and expand the customer base for our security solutions.

Marketing

Our marketing function has several focus areas, with demand generation being the largest investment. It is designed to drive a new and qualified pipeline for each product in our SafetySmart platform. The program consists of a series of targeted email, digital and offline campaigns to key personas in prospective agencies, as well as influencers, to drive awareness and interest in our suite of products. This effort is supplemented by content marketing to target search engine keywords that buyers are using to raise the ranking of relevant digital content the company is now producing in greater quantities to educate them on our products. The awareness efforts are supported by a team of sales development representatives who make outbound calls to further drive interest and qualify leads. Conversions from marketing leads to sales qualified opportunities continue to increase as the team has gained more experience and tested various approaches. The demand generation efforts are tracked and measured with a robust marketing technology automation platform.

In general, due to the high visibility of gunfire incidents, the media’s interest in covering them, and SoundThinking’s key role in alerting police for a quick response to these events to save lives, we attract significant attention from broadcast, online and print press. Members of the media have access to a self-serve, comprehensive media kit to easily capture video and photos that depict the service and its benefits in a compelling fashion to enhance broadcast TV segments and print/online articles. This exposure creates awareness for ShotSpotter, both positive and potentially negative, and can lend credibility to our market leadership position. We also have a strategic communications capacity to respond to any specious, misleading and false assertions made by certain media outlets and other organizations about ShotSpotter.

In the areas of content and branding, we leverage our customer base to create a growing catalog of success stories, videos and articles that convey the value of our solutions to prospective customers, often with tangible examples and aggregated data on results. We continue to expand the breadth and depth of our content library that is on display primarily in the Resource Center page of our website and make the information easier to find and share for prospective customers and influencers.

Research and Development

We focus our research and development efforts on enhancing our advanced signal processing and classification algorithms, updating our sensor hardware technology, reducing manufacturing costs, developing mobile, web and desktop applications, evolving our cloud-deployed back-end infrastructure and integration with “smart cities” initiatives. AI is a growing part of our share of investment in research and development. We launched generative AI functions as part of the CrimeTracer Gen3 upgrade, including a natural language chatbot that eliminates filling out search forms and enables faster access to information, and AI-generated summaries of documents that instantly surface key facts from lengthy reports and records, reducing time spent on manual review. We deployed a complete overhaul of our SafePointe solution called NextGen in September 2024. This consisted of a replacement of the legacy apps and backend to a modern set of SoundThinking-based apps in the Amazon web services environment, a 3D camera for motion tracking, a more powerful edge processor with NVIDIA technology, a more advanced AI and Machine Learning model as well as better tools for remote management and monitoring. As of December 31, 2025, we had 54 employees in our research and development organization. In addition, we engage in research and development activities with manufacturing partners and outsource certain activities to engineering firms to further supplement our internal team.

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

Many of our competitors have greater resources and may be able to compete more effectively.

ShotSpotter Competitors

ShotSpotter is differentiated because it provides scalable wide area gunshot detection over large and geographically diverse areas, provides immediate and precise data on gunfire, helps communities define the scope of illegal gunfire, and provides cities with detailed forensic data for investigation, prosecution and analysis. We believe the primary competitors in the broader gunfire detection space are Alarm.com, Databuoy, EAGL Technology, Flock Safety, Safety Dynamics, Inc., Wi-Fiber, Inc. and ZeroEyes.

Most of these other outdoor solutions offer more limited scope point protection, proximity sensors, or “counter-sniper systems” as compared to ShotSpotter. We believe that ShotSpotter is the most robust gunshot detection solution in that it has shown the ability to achieve successful, ongoing operations for a wide-area gunshot detection solution with a high level of accuracy, rich feature set including specialized court-admissible reporting and evidence testimony support, and ultimately the confidence and trust of law enforcement. These systems are designed primarily for covering small areas, or for defined military or SWAT team applications, where the target is known in advance and it is possible to put a sensor directionally toward the target. However, urban areas and critical infrastructure may require a wider system of protection that can cover a large area.

We also compete with other possible uses of the limited funding available to our SoundThinking customers. Because law enforcement agencies or government entities have limited funds, they may have to choose among resources or solutions that help them to meet their overall mission such as video management systems, and other security solutions. Accordingly, we compete not only with our customers’ internal budget decisions, but also with other companies vying for these limited funds. We believe that in areas with significant levels of gun activity, SoundThinking is favorably positioned to assist customers in interrupting, detecting and preventing gun violence.

ShotSpotter for Campus, ShotSpotter for Corporate Competitors

Our security solutions operate in a highly competitive environment. In addition to other gunfire detection companies, we may face competition from companies offering alternative security technologies, such as video surveillance, access control, alarm and lighting systems. The direct competitors for security solutions include the Alarm.com, AmberBox, Inc., EAGL, Flock Safety, Safety Dynamics Inc., Wi-fiber and ZeroEyes. We believe none of our security solutions competitors is differentiated in the ability to offer comprehensive outdoor coverage.

CrimeTracer Competitors

CrimeTracer operates in a highly competitive environment. It has several direct competitors and also competes with a few alternative approaches to develop investigative leads. Direct competitors include ForceMetrics, Lexis Nexis Accurint Virtual Crime Center and Peregrine. Alternative approaches to law enforcement data sharing include federal government-built applications like the FBI's National Data Exchange (“N-DEx”) System, and the Navy’s NCIS Law Enforcement Information Exchange (“LInX”). Both of these platforms are available to U.S. law enforcement agencies at little to no cost. An additional alternative to develop investigative leads is using the law enforcement agency's existing RMS search function. We believe CrimeTracer is favorably positioned due to its comprehensive and regularly enhanced features and functions, and our large private Criminal Justice Information Standard data set which we believe to be the largest available. Further, CrimeTracer is integrated with the Thomson Reuters CLEAR platform for CLEAR and CrimeTracer subscribers, allowing access to billions of additional public data records in a seamless experience.

CaseBuilder Competitors

Our investigative case management solutions operate in a highly competitive environment. The direct competitors include companies offering a case management module as part of their RMS such as Mark43, Soma Global and Tyler. There are several purpose-built case management solutions such as CaseClosed and Kaseware, as well as case management functionality built directly into RMS. Also, many agencies use manual or homegrown methods. We believe that our solutions are superior in terms of comprehensiveness of functionality, analytical and collaboration tools, workflow process and proven effectiveness at scale.

ResourceRouter Competitors

ResourceRouter operates in an emerging and competitive environment. Competitors include computer-aided dispatch providers and other third-party solutions providers, such as CentralSquare Technologies, Genetec, Inc., Mark 43 and Motorola Solutions, Inc. In addition, we may face competition from companies offering alternative solutions as well as solutions developed internally by our customers.

PlateRanger Competitors

PlateRanger operates in an active growing and highly competitive environment. Competitors include Axon, Flock ALPR, Genetec and Motorola with multiple branded offerings. We believe PlateRanger has multiple advantages compared to our competition including product performance as tested by an independent third party, product integration with ShotSpotter, CrimeTracer and Real Time Crime Centers, breadth of functionality, price and customer service. In addition, toward the end of 2025, there has been significant negative publicity over the data sharing practices of some of these competitors, including sharing customer data with other police agencies and federal agencies such as U.S. Immigration and Customs Enforcement without the consent or knowledge by the customer). PlateRanger’s more restrictive data-sharing policies and controls have driven interest in our solution as an alternative.

SafePointe Competitors

SafePointe competes with several concealed weapons detection systems and adjacent technologies. Competitors include CEIA USA, Evolv Technology and Xtract One Technologies. Competitors with alternate approaches include ZeroEyes and Omnilert which only detect brandished, visible weapons. We believe SafePointe represents significant evolution in concealed weapons detection as it eliminates checkpoints and the divestment of possessions while still providing a robust security layer. Without a checkpoint, it does not require a security guard to staff and manage each instance of the system, which provides a lower total cost of ownership.

Intellectual Property

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws, and contractual protections in the United States and other jurisdictions.

As of December 31, 2025, we had 29 issued patents, 21 in the United States, three in Brazil, and one each in Mexico, the European Union, the United Kingdom, France and Germany. The issued patents expire on various dates from 2026 to 2034.

We also license software from third parties for integration into our offerings, including open-source software and other software available on commercially reasonable terms.

Human Capital

Our values encourage us to be genuine, innovative, engaged and exceptional. They are built on the foundation that our people and the way we treat one another promote creativity, innovation and productivity, which spur the Company’s success. We are continually investing in our global workforce to further drive diversity and inclusion, provide fair and competitive pay and benefits to support our employees’ well-being, and to foster the growth and development of all employees. As of December 31, 2025, we employed 305 people, all but three of whom were full-time and based in the United States. Our total attrition rate in 2025 was less than 13%, we have not experienced work stoppages, and we believe our employee relations are good. We have been designated a Great Place to Work® Company for the last seven years.

Diversity, Equity and Inclusion

Our vision is to advance equal opportunity across the company. We recognize that everyone deserves respect and equal treatment, regardless of protected characteristics such as gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. As of December 31, 2025, women represented 37% of our employees, and underrepresented minorities, defined as those who identify as Black/African American, Asian, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races, represented 54% of our employees. These data are based on voluntary self-identification.

In order to create products that solve challenging problems for people all over the world, we need employees who can bring diverse perspectives and life experiences. We employ inclusive recruitment practices to source diverse candidates and mitigate potential bias. We have a three-pronged strategy to foster inclusion and broaden representation over time by (1) attracting diverse talent and ensuring fair hiring through inclusive and strategic recruitment practices, (2) creating an inclusive workplace environment for employees, and (3) joining forces with our customers, partners and peers to drive industry progress. All employment decisions are based on merit, qualifications and business needs.

We have invested in analysis and transparency to demonstrate our commitment to equity and inclusion through fair compensation, education and opportunity for professional advancement. We make efforts to ensure all of our employees receive equal access to advanced opportunities within the company based on qualifications and performance.

Board Composition and Refreshment

As stated in our Corporate Governance Guidelines, our board of directors values diversity and recognizes the importance of having unique and complementary backgrounds and perspectives in the board room. Our board of directors endeavors to bring together diverse skills, professional experience, perspectives and cultural backgrounds that reflect our customer base and the citizens served by our customers, and to guide us in a way that reflects the best interests of all of our stockholders. There are currently seven members on our board of directors. As of December 31, 2025, 43% of our board members were women and 57% of our board members were self-identified as being from underrepresented communities.

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

SoundThinking®, the SoundThinking logo, SafetySmart Platform®, ShotSpotter®, ShotSpotter® for Campus, ShotSpotter® for Corporate, ResourceRouterTM, CaseBuilder®, CrimeTracerTM, PlateRangerTM powered by Rekor®, SafePointe®, SoundThinking® Labs and other trade names, trademarks or service marks of SoundThinking appearing in this Annual Report on Form 10-K are the property of SoundThinking, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

Risks Related to Our Business and Operations

Our success depends on maintaining and increasing our sales, which depends in part on factors we cannot control, including the availability of funding to our customers.

To date, substantially all of our revenues have been derived from contracts with local governments and their agencies, in particular the police departments of major cities in the United States. To a lesser extent, we also generate revenues from federal agencies, foreign governments and higher education institutions. We believe that the success and growth of our business will continue to depend on our ability to maintain existing contracts with government agencies and to add new police departments and other government agencies, domestically and internationally, as customers of our public safety solutions and new universities, corporate campuses, hospitals, casinos and key infrastructure and transportation centers as customers of our security solutions. In order to maintain and add customers, we must protect our brand and reputation, including as a result of negative publicity, and address any public concerns or perceptions regarding privacy and surveillance. See “Real or perceived false positive gunshot alerts or false positive security threat detection, or failure or perceived failure to generate alerts for actual gunfire or missed weapon detection could adversely affect our customers and their operations, damage our brand and reputation and adversely affect our growth prospects and results of operations,” “The nature of our business may result in undesirable press coverage or other negative publicity, which could adversely affect our growth prospects and results of operations,” and “Concerns regarding privacy and government-sponsored surveillance may deter customers from purchasing our solutions.”

In addition, many of our target customers have restricted budgets, such that we are forced to compete with programs or solutions that offer an alternative use of the same funds. Many factors outside of our control could cause current and/or potential customers to delay or refrain from purchasing our solutions, prevent expansion of, or reduce coverage areas and/or terminate use of our solutions, including:

•
decreases or changes in available funding, tax revenues, budgetary allocations, government grants and other government funding programs;
•
potential delays or changes in appropriations or other funding authorization processes;
•
changes in fiscal or contracting policies;
•
macro- and/or local economic changes, such as the imposition of tariffs, inflation, rising interest rates and bank failures, that may affect customer funding; and
•
changes in elected or appointed officials.

Many of our customers rely to some extent on funds from the U.S. federal government in order to purchase and pay for our solutions. Any reduction in federal funding for local law enforcement efforts could result in our customers having less access to funds required to continue, renew, expand or pay for our solutions. Social unrest, protests against racial inequality and protests against police brutality have increased in past years. In addition, four members of Congress previously requested the Inspector General of the Department of Homeland Security to investigate the appropriateness of the use of federal funds to purchase our ShotSpotter solution. Furthermore, the New York Comptroller previously issued a report with certain conclusions questioning the accuracy and value of our ShotSpotter solution, that we disputed in a formal reply on the basis that they were misinformed and did not give adequate weight to the New York Police Department’s views. Changes in the availability of federal funding, such as under American Rescue Plan Act of 2021 (“ARPA”) or due to policies implemented by federal agencies under the Trump administration, may lead to changes in the operations of federal agencies, which may adversely impact our business and operating results. These events may directly or indirectly affect municipal and police agency budgets, including federal funding available to current and potential customers. If federal funding is reduced or eliminated and our customers cannot find alternative sources of funding to purchase our solutions, our business will be harmed.

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
•
changes in our customers'; and potential customers' budgets;
•
our ability to control costs, including our operating expenses;
•
our ability to hire, train and maintain our direct sales force;
•
the timing of satisfying revenue recognition criteria in connection with initial deployment and renewals;
•
fluctuations in our effective tax rate;
•
the concentration of our revenue in a small number of large contracts with the potential for fluctuations and delays; and
•
general economic factors, such as the imposition of tariffs, inflation, rising interest rates, bank failures, and political conditions, both domestically and internationally.

For example, our revenues with respect to certain customers have varied significantly during recent years. The City of Chicago did not renew our contract in November 2024. The City of Chicago was our second largest customer by revenue in 2023 and 2024. As a result, the significance of our largest customer by revenue, the City of New York, increased from 23% of our revenue for 2024 to 29% of our revenue for 2025. Any inability to renew or delays in renewal of our contract with the City of New York in the future or any of the other factors above or other factors discussed elsewhere in this report will result in fluctuations in our revenues and operating results, meaning that quarter-to-quarter comparisons of our revenues, results of operations and cash flows may not necessarily be indicative of our future performance.

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

We recognize subscription revenues over the term of a subscription agreement. Once we enter into a ShotSpotter contract with a customer, there is a delay until we begin recognizing revenues while we survey the coverage areas, obtain any required consents for installation, and install our sensors, which together can take up to several months or more. We begin recognizing revenues from a ShotSpotter sale only when all of these steps are complete and the solution is live. As with ShotSpotter contracts, CaseBuilder, CrimeTracer, ResourceRouter and SafePointe are

typically sold on a subscription basis, each with a customized deployment plan. For CaseBuilder, ResourceRouter and SafePointe contracts, there is a delay until we begin recognizing revenues from such contracts when the subscription service is operational and ready to go live. For CrimeTracer, we generally invoice the first year's subscription price when the contract is fully executed. While most of our customers elect to renew their subscription agreements following the expiration of a term, in some cases, they may not be able to obtain the proper approvals or funding to complete the renewal prior to such expiration. For these customers, we stop recognizing subscription revenues at the end of the current term, even though we may continue to provide services for a period of time while the renewal process is completed. Once the renewal is complete, we then recognize subscription revenues for the period between the expiration of the term of the agreement and the completion of the renewal process.

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

We had a net loss of $9.4 million for the year ended December 31, 2025 and as of December 31, 2025, we had an accumulated deficit of $113.7 million. We are not certain whether we will be able to maintain enough revenues from sales of our solutions to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we have previously and expect to continue to expend substantial financial and other resources on:

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

Changes in the underlying regulatory conditions, political landscape or required procurement procedures that affect these types of customers could be introduced prior to the completion of our sales cycle, making it more difficult or costly to finalize a contract with a new customer or expand or renew an existing customer relationship. For example, customers may require a competitive bidding process with extended response deadlines, review or appeal periods, or customer attention may be diverted to other government matters, postponing the consideration of the purchase of our products. We are experiencing a delayed contract renewal with Puerto Rico which, contrary to our prior dealings with them, has a new requirement of issuing a formal request for proposal process in order to renew an agreement. This delay and other such delays could harm our ability to provide our solutions efficiently and to grow or maintain our customer base.

Our sales cycle can be lengthy, time-consuming and costly, and our inability to successfully complete sales could harm our business.

Our sales process involves educating prospective customers and existing customers about the use, technical capabilities and benefits of our solutions. Prospective customers, especially government agencies, often undertake a prolonged evaluation process that may last up to nine months or more, with an even longer process for international customers, and that typically involves comparing the benefits of our solutions to alternative uses of funds. We may spend substantial time, effort and money on our sales and marketing efforts without any assurance that our efforts will produce any sales.

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

Economic uncertainties or downturns could adversely affect our business and operating results. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, labor market shortages, the imposition of tariffs, inflation, interest rates, financial and credit market fluctuations, political deadlock, natural catastrophes, warfare, geopolitical tensions, terrorist attacks, climate change and global pandemics, could cause a decrease in funds available to our existing and potential customers and negatively affect the rate of growth of our business. Changes in the availability of federal funding, such as under ARPA, and the leadership of federal agencies under the Trump administration, including return-to-office policy, hiring freeze, layoffs, and other policies implemented federal agencies under the Trump Administration, may lead to changes in the operations of federal agencies, which may adversely impact our business and operating results.

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
•
our ability to maintain continuous gunshot detection monitoring during high outdoor-noise activity periods such as New Year's Day, the Fourth of July and Cinco de Mayo, and Carnival for international deployments;
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

We have a revolving credit facility with Columbia Bank with a revolving credit commitment of $40.0 million that matures on October 15, 2027. As of December 31, 2025, we had $4.0 million outstanding on our line of credit.

Under the credit agreement governing our revolving credit facility with Columbia Bank, we are subject to various negative covenants that limit, subject to certain exclusions, our ability to incur indebtedness, make loans, invest in or secure the obligations of other parties, pay or declare dividends, make distributions with respect to our securities, redeem outstanding shares of our stock, create subsidiaries, materially change the nature of our business, enter into related party transactions, engage in mergers and business combinations, the acquisition or transfer of our assets outside of the ordinary course of business, grant liens or enter into collateral relationships involving company assets or reincorporate, reorganize or dissolve the company. These covenants could adversely affect our financial health and business and future operations by, among other things:

•
making it more difficult to satisfy our obligations, including under the terms of the Columbia Credit Agreement;
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

We are also required to maintain certain financial covenants tied to our leverage, interest charges and profitability. Our ability to meet such covenants (those negative covenants discussed in the preceding paragraph) or other restrictions can be affected by events beyond our control, and our failure to comply with the financial and other covenants would be an event of default under the Columbia Credit Agreement. If an event of default under the Columbia Credit Agreement, has occurred and is continuing, the outstanding borrowings thereunder could become immediately due and payable, and we would then be required to cash collateralize any letters of credit then outstanding, and the lender could refuse to permit additional borrowings under the facility. We cannot assure you that we would have sufficient assets to repay those borrowings and, if we are unable to repay those amounts, the lender could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our assets as collateral, and an event of default would likely have a material adverse effect on our business.

The competitive landscape for our security solutions is evolving and new competitors may enter the market for our public safety solutions.

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

In addition, the market for security solutions for university campuses, corporate campuses, hospitals, casinos and transportation and key infrastructure centers includes a number of available options, such as video surveillance and increased human security presence. Because there are several possible uses of funds for security needs, we may face increased challenges in demonstrating or distinguishing the benefits of ShotSpotter for Campus and ShotSpotter for Corporate and establishing the benefits of SafePointe for hospitals or casinos as we try to expand into such markets. If we experience declining interest in any of our offerings, we may cease offering such impacted solution in the future.

The nature of our business exposes us to inherent liability risks.

Our gunshot detection solutions are designed to communicate real-time alerts of gunfire incidents to police officers and first responders. Similarly, our SafePointe weapons detection solution is designed to identify potential threats and alert security personnel. Due to the nature of such applications, we are potentially exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. Although substantially all of our customer agreements contain provisions limiting our liability to our customers, we cannot be certain that these limitations will be enforced or that the costs of any litigation related to actual or alleged omissions or failures would not have a material adverse effect on us even if we prevail. Further, certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence, or other issues, such as damages caused due to installation of our sensors on buildings owned by third parties, and we cannot assure you that we are adequately insured against the risks that we face.

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

We do not maintain “key person” insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. For example, on March 6, 2026, one of our executive officers, Nasim Golzadeh, notified us of her resignation as Managing Director, TechnoLogic and Executive Vice President, Investigative Solutions, effective March 31, 2026. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.

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

As of December 31, 2025, we had federal net operating loss carryforwards (“NOLs”) of approximately $57.3 million, of which $43.7 million will begin to expire in 2031, if not utilized. The remaining net operating losses of $13.6 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. As of December 31, 2025, we also had state NOLs of approximately $45.7 million, which began expiring in 2026. These federal and state NOLs may be available to reduce future income subject to income taxes. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Past or future changes in our stock ownership, some of which are outside of our control, may have resulted or could result in an ownership change. State NOLs generated in one state cannot be used to offset income generated in another state. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. For example, California recently imposed limits on the usability of California state NOL carryforwards and certain state tax credits in tax years beginning after 2023 and before 2027. Such suspensions or limitations could accelerate or permanently increase state taxes owed.

Risks Related to Our Growth Strategy

If we are unable to reach additional public safety customers, expand into new markets or cross-sell our other solutions to our existing customers, our revenues may not grow.

Our ability to increase revenues will depend in large part on our ability to sell our current and future public safety solutions. For example, our ability to have our ShotSpotter customers renew their annual subscriptions and expand their mileage coverage or purchase and implement our other products drives our ability to increase our revenues. Most of our ShotSpotter customers begin using our solution in a limited coverage area. Our experience has been, and we expect will continue to be, that after the initial implementation of our solutions, our new customers typically renew their annual subscriptions, and many also choose to expand their coverage area. However, some customers may choose to not renew or reduce their coverage. For example, the City of Chicago, which was our largest customer by revenue in 2023 and 2024, did not renew our contract in November 2024, which reduced our revenues.

If existing customers do not choose to renew or expand their coverage areas, or choose to reduce their coverage, our revenues will not grow as we anticipate or may even decline.

Our ability to reach additional public safety customers depends on several factors, including: maintaining a high level of customer satisfaction and a strong reputation among law enforcement; increasing the awareness of our SoundThinking solutions and their benefits; the effectiveness of our marketing programs; the availability of funding to our customers; geopolitical developments and other macroeconomic pressures; our ability to expand our solutions into new markets; and the costs of our solutions. Some potential public safety customers may be reluctant or unwilling to use our solution for a number of reasons, including concerns about additional costs or increased prices, lack of concern regarding the extent of gun violence in their community, uncertainty regarding the reliability and security of cloud-based offerings or lack of awareness of the benefits of our public safety solutions.

Part of our growth strategy depends on our ability to increase sales of our security and public safety solutions in markets outside of the United States, and to increase sales of our other solutions to our existing ShotSpotter customers. In addition, we anticipate expanding our SafePointe weapons detection solution into other verticals such as healthcare and casino gaming, including in connection with new California regulations requiring weapons detection systems in hospitals in 2027. Customers in these new markets may not be receptive or sales may be delayed beyond our expectations. We are also focused on increasing our cross-selling efforts to existing customers, for example by encouraging our existing ShotSpotter customers to implement our other solutions such as PlateRanger and CrimeTracer, but there is no assurance that our existing customers will be receptive to our other solutions.

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

Our ability to successfully grow our business depends on a number of factors including our ability to:

•
accelerate our acquisition of new customers, including whether we are successful in winning a new contract with the City of Chicago after our recent submission of a proposal in response to a request for proposals;
•
further sell expansions of coverage areas to our existing customers;
•
expand our international footprint;
•
expand into new vertical markets, such as precision policing, and security solutions, healthcare and casino gaming;
•
expand our SafePointe products into new markets in conjunction with new regulations in California requiring weapons detection systems in hospitals in 2027;
•
increase awareness of the benefits that our solutions offer;
•
maintain our competitive and technology leadership position; and
•
manage our business successfully through macroeconomic pressures, such as the imposition of tariffs, inflation, rising interest rates, and bank failures, and any resulting impact on economic conditions, including conditions impacting the availability of funding for our public safety solutions.

If we are unable to successfully grow our business, our stock price may decrease, we may not generate sufficient cash for our operations and debt service, and we may not be able to continue to invest in our existing business.

If usage of our solutions grows, we will need to continue to make investments to develop and implement new or updated solutions, technologies, security features and cloud-based infrastructure operations. In addition, we will need to appropriately scale our internal business systems and our services organization, including the suppliers of our detection equipment and customer support services, to serve our growing customer base. Conversely, if we are unable to grow our business, we may encounter fixed cost deleveraging, if we have built an infrastructure to support a larger business than we operate and we may need to scale our operations to reflect any lack of growth.

If our growth were to increase quickly, either through acquisitions or growth of the acceptance of our existing products, it could place a strain on our managerial, operational, financial and other resources, and our future operating results would depend to a large extent on our ability to successfully manage such expansion and growth. If we anticipate and build for growth, we are likely to recognize the costs associated with these investments earlier than receiving some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our operating results. For example, we have recently made significant investments in AI to enhance our public safety solutions, but we will likely not be able to receive the anticipated benefits from this investment for a period of time.

If our business does not grow as we expect or we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new solutions or upgrades to our existing solutions, satisfy customer requirements, maintain the quality and security of our solutions or execute on our business plan, any of which could have a material adverse effect on our business, operating results and financial condition.

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

We plan to increase our presence in international markets, which exposes us to significant risks.

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
•
longer sales cycles and lower visibility on “go live” dates, along with higher attrition or delays in renewal;
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

If we complete acquisitions in the future, those acquisitions will give rise to risks, including:

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

Risks Related to Our Technology

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

In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work poses risks to our information technology systems and data, as certain of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. As we increase our customer base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to customer data or other sensitive information. Further, because of the nature of the services that we provide to our customers, we may be a unique target for attacks.

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

Use of generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, and our customers may not adopt or integrate our new services as intended. For example, AI algorithms use machine learning and predictive analytics which may lead to flawed, biased, and inaccurate results, which could lead to customer rejection or skepticism of such products. Emerging ethical issues surround the use of AI, and if our deployment or use of AI becomes controversial, we may be subject to reputational risk. Further, unauthorized use or misuse of AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Our use of AI may also lead to novel and urgent cybersecurity risks, including the misuse or unauthorized processing of or access to personal or confidential information, which may adversely affect our operations and reputation.

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

Uncertainty relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws and regulations governing AI, such as the EU AI Act, the Colorado Artificial Intelligence Act, and the CCPA’s regulations governing automated decision-making technologies. We expect other jurisdictions will adopt similar laws in the future. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. Additionally, the disclosure and use of personal and/or confidential information in generative AI technologies is subject to various data privacy and security laws and other obligations. Our use of AI technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. Also, we use AI to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

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

As of December 31, 2025, we had 29 issued patents directed to our technologies, 21 in the United States, three in Brazil, and one each in Mexico, the European Union, the United Kingdom, France and Germany. The issued patents expire on various dates from 2025 to 2034. We have patent applications pending for examination in the United States, Europe, Mexico, Canada and Brazil, but we cannot guarantee that these patent applications will be granted. We also license one other U.S. patent from one third party which expired in November 2023. The patents that we own or those that we license from others (including those that may be issued in the future) may not provide us with any competitive advantages or may be challenged by third parties.

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

Additionally, we may be required, under various data privacy and security laws and other obligations, to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws, if we provide consumer information to third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

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

For example, some data suppliers are required to register as data brokers under California and Vermont law and file reports with regulators, which exposes them to increased scrutiny. Under the California Delete Act data brokers must respond to a mechanism that allows California consumers to submit a single, verifiable request to delete all of their personal information held by all registered data brokers and their service providers. Moreover, data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for us or our suppliers to provide the data that the costs associated with the data materially increase or may materially decrease the availability of data that data suppliers can provide. Obtaining and selling personal data from third parties carries risk to us. For example, we have registered as a data broker and file reports with certain regulators, which exposes us to increased scrutiny.

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

The imposition of tariffs and other restrictive trade policies, and the related legal challenges under the Trump administration have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Although our current business model is not directly reliant on the import or export of physical goods, trade policies may indirectly adversely impact our business and operations. For example, many of our standardized components used broadly in our sensors are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, increased tariffs placed on components exported from China by the U.S. government will increase our costs of revenues. Similarly, any current and future tariffs on hardware, networking infrastructure or other technology infrastructure used by us or our third-party vendors have raised expenses and could continue to raise costs, constrain supply or affect service reliability, which could harm our competitive position, reduce customer demand and damage customer relationships. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our services or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.

Trade disputes, trade restrictions, tariffs, and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock. In addition, the fluctuation in tariff rates during the year ended December 31, 2025 and the ongoing uncertainty of those rates has primarily impacted our product costs during this period, and the uncertainty of the rates and the related legal challenges may in the future impact our ability to forecast the tariff impacts on our cost of revenue.

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

Risks Related to the Ownership of Our Common Stock

We identified material weakness in our internal control over financial reporting as of December 31, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on management’s assessment of our internal control over financial reporting, under the criteria described in the preceding sentence, management has identified material weaknesses in internal control over financial reporting as of December 31, 2025. See Part II, Item 9A, “Controls and Procedures” of this report. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Management has been implementing and continues to implement measures to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our stock price is volatile and may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our common stock is volatile. It has ranged from a low of $5.89 per share to a high of $19.07 per share from January 1, 2025 to March 26, 2026. The price of our common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

Our board of directors has authorized a stock repurchase program for up to $25.0 million of our common stock, of which $10.5 million remains to be utilized as of December 31, 2025. Repurchases of our shares could increase the volatility of the trading price of our stock, which could have a negative impact on the trading price of our stock. Similarly, the future announcement of the termination or suspension of the stock repurchase program, or our decision not to utilize the full authorized repurchase amount under the stock repurchase program, could result in a decrease in the trading price of our stock. In addition, the stock repurchase program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. There can be no assurance that any share repurchases we do elect to make will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our shares. Although our stock repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so and short-term stock price fluctuations could reduce the effectiveness of the stock repurchase program.

We expect that we will become an accelerated filer in the future, which will increase our costs and demands on management.

We expect that we will become an accelerated filer in the future. When we do, we will be subject to accelerated filing deadlines as well as the requirements of Section 404(b) of the Sarbanes-Oxley Act, which require our independent registered public accounting firm to formally attest to the effectiveness of our internal control over financial reporting. We have devoted and expect to continue to devote significant time, effort and expenses to implement and comply with Section 404(b) and the additional standards, rules and regulations that apply to us. Compliance with the additional requirements of being an accelerated filer will also increase our legal, accounting and financial compliance costs.

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

Depending on the environment and data, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: acceptable use, incident response and detection policy and processes; vulnerability management processes; a secure software development lifecycle policy and change management procedures; business continuity plans; penetration tests; encrypting certain data; using network security controls; segregating and maintaining access controls over certain data; asset management and tracking; training our employees; maintaining cybersecurity insurance; and internal audit and compliance functions.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Vice President of Operational Engineering. Our Vice President of Operational Engineering has over thirty years of experience in information technology and information security management and oversees our operational engineering component, which includes our information security function and compliance, IT, networking, cloud operations, and development operations teams.

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

Item 2. PROPERTIES

Our principal facilities consist of office space for our corporate headquarters in Fremont, California. We also have offices in Washington, D.C., Iselin, New Jersey, Tucson, Arizona, Orlando, Florida and Mount Dora, Florida.

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

An unfavorable outcome on any litigation matters could require payment of substantial damages, or, in connection with any intellectual property infringement claims, could require us to pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any litigation matters or legal proceedings could have a material adverse effect on our business, operating results, financial condition and cash flows.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information of Common Stock

Our common stock has been listed on the Nasdaq Capital Market under the symbol “SSTI” since June 7, 2017. Prior to that date, there was no public trading market for our common stock.

On March 27, 2026, the last reported sale price of our common stock as reported on the Nasdaq Capital Market was $6.39 per share. As of March 30, 2026, we had approximately 54 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Unregistered Sales of Equity Securities

Not applicable.

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

There were no repurchases during the three months ended December 31, 2025. During the year ended December 31, 2025, the Company repurchased 225,334 shares of its common stock at an average price of $13.15 per share for a total of $3.0 million under its stock repurchase program.

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

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. In April 2023, we changed the company name, ShotSpotter, Inc., to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebranding, we introduced the SafetySmartTM platform that includes six data-driven tools consisting of: (i) our flagship product, ShotSpotter®, our leading outdoor gunshot detection, location and alerting system trusted by 178 cities and 22 universities and corporations as of December 31, 2025; (ii) CrimeTracerTM, an agency-wide crime data and intelligence platform that enables investigators, analysts, patrol officers and command staff to search through more than one billion criminal justice records from across jurisdictions, leverage dashboards and AI-assisted tools to generate tactical leads, and quickly make intelligent connections to solve cases; (iii) CaseBuilderTM, a one-stop investigative case management system for tracking, reporting, and collaborating on cases; (iv) ResourceRouterTM, which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety; (v) PlateRangerTM powered by Rekor®, an ALPR and vehicle identification solution that leverages AI and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement and (vi) SafePointeTM, an AI-based weapons detection system designed to provide discreet, high-throughput screening that complements physical security measures without compromising visitor experience. These solutions may operate independently or together as an integrated system that connects detection, data analysis, resource deployment and case management workflows. We also offer other security use-case specific solutions, including ShotSpotter for Campus and ShotSpotter for Corporate, which are typically smaller-scale deployments of ShotSpotter gunshot detection vertically marketed to universities, corporate campuses and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. In the first quarter of 2025, we rolled out a perimeter-based sniper gunshot detection solution targeting utility substations, with initial pilots aimed at utility customers, conducted through SoundThinking Labs. SoundThinking Labs supports innovative use cases of the Company's technology to help protect wildlife and the environment.

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

We offer our solutions on a software-as-a-service subscription model to our customers. We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Campus and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution, CaseBuilder, PlateRanger and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. We generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two lanes. As of December 31, 2025, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract for over 1,092 square miles, of which over 1,064 square miles had gone live. Coverage areas under contract for ShotSpotter included 178 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 22 campuses/sites across the United States, South Africa, Brazil, Uruguay and the Bahamas, including some of the largest cities in the United States. As of December 31, 2025, we had 291 SafePointe lanes under contract. Most of our revenues are attributable to customers based in the United States.

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

Since our founding over 29 years ago, SoundThinking has been and continues to be a purpose-led company. We are a mission-driven organization that focuses on improving public safety outcomes. We accomplish this by earning the trust of law enforcement and providing solutions to help them better engage and strengthen the police-community relationships in fulfilling their sworn obligation to serve and protect all. Our inspiration comes from our principal founder, Dr. Bob Showen, who believes that the highest and best use of technology is to promote social good. We are committed to developing comprehensive, respectful, and engaged partnerships with law enforcement agencies, elected officials and communities focused on making a positive difference in the world.

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

We generated revenues of $104.1 million, $102.0 million and $92.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, representing year-over-year increases of 2% and 10%. For the years ended December 31, 2025, 2024 and 2023, revenues from ShotSpotter represented approximately 64%, 71% and 70% of total revenues, respectively. Our largest customer, the City of New York, accounted for 29% of our total revenues for the year ended December 31, 2025. The City of New York and the City of Chicago each accounted for 23% and 10%, respectively, of our total revenues for the year ended December 31, 2024. The City of New York and the City of Chicago each accounted for 25% and 9%, respectively, of our total revenues for the year ended December 31, 2023. Substantially all of our revenues for the years ended December 31, 2025, 2024 and 2023 were derived from customers within the United States (including Puerto Rico and the U.S. Virgin Islands). Our contract with the City of Chicago ended in November 2024.

We had net loss of $9.4 million for the year ended December 31, 2025, net loss of $9.2 million for the year ended December 31, 2024 and net loss of $2.7 million for the year ended December 31, 2023. Our accumulated deficit was $113.7 million and $104.3 million as of December 31, 2025 and 2024, respectively.

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

We have focused on rapidly growing our business and believe that our future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence, increase sales of our security solutions and retain our customers. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions and expanding into new markets for our other security solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive and time-consuming, the fact that our typical sales cycle is often very long and difficult to estimate accurately and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

We will also focus on expanding our business by introducing new products and services to existing customers, such as ResourceRouter, CrimeTracer and SafePointe, an AI-driven weapon detection system, and acquiring intellectual property assets. For instance, we have an opportunity to grow in the healthcare vertical with California’s AB 2975 mandate, which requires weapons detection systems in all general acute care and psychiatric hospitals in 2027. We believe this legislation has created a substantial addressable market opportunity for us. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth. We believe our large and growing installed base of police departments who trust SoundThinking’s products, support, and way of doing business provide revenue growth opportunities. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. We will also focus on expanding into new markets in conjunction with new regulations in California requiring weapons detection systems in hospitals and exploring other new markets such as casinos. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent. Consistent with this strategy, we expanded our suite of solutions with the acquisitions of Technologic, Forensic Logic and SafePointe.

With respect to international sales, we believe that we have the potential to expand our coverage within existing areas, and to pursue opportunities in Latin America and other regions of the world. By adding additional sales resources in strategic locations, including our recent hire of a Vice President in Brazil, we believe we will be better positioned to reach these markets. However, we recognize that we have limited international operational experience and currently operate in a limited number of regions outside of the United States. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic, and political risks. We may face additional challenges that may delay contract execution related to negotiating with governments in transition, the use of third-party integrations and consultants. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend or make more difficult to predict the length of what is already a lengthy sales cycle.

Key Business Metrics

	December 31,
	2025	2024
Revenue retention rate	99%	105%
Sales and marketing spend per $1.00 of new annualized contract value	$0.56	$0.63
Net new "go-live" square miles	5	(64)
Net new "go-live" cities and universities	12	25
Annual recurring revenue (in millions)	$95.4	$95.6

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

Net New “Go-Live” Cities

Net new “go-live” cities represent the number of cities covered by deployments of our gunshot detection solutions that were formally approved by customers during the year, both from initial and expanded customer deployments, net of cities that ceased to be “live” during the year due to customer cancellations. New cities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities as a key business metric to measure our operational performance and customer reach.

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

Components of Results of Operations

Revenues

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis and generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two sensors. Our security solutions, ShotSpotter for Campus and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter, CaseBuilder, PlateRanger and CrimeTracer solutions are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city.

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

For ShotSpotter sales to cities, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. For SafePointe, we generally invoice 50% of the first year's subscription price when the contract is fully executed and the remaining 50% as described above. For ShotSpotter for Campus, ShotSpotter for Corporate and CrimeTracer, we generally invoice customers 100% of the total contract value when the subscription service is operational, which is often soon after contract execution. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter.

For ShotSpotter, our pricing model is based on a per-square-mile basis. For SafePointe, our pricing model is based on a per-lane basis. For ShotSpotter for Campus, ShotSpotter for Corporate, CaseBuilder and PlateRanger, our pricing model is on a customized-site basis. For ResourceRouter, CaseBuilder, PlateRanger and CrimeTracer, pricing is currently customized, generally tied to the number of sworn police officers in a particular agency. We may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

Costs

Costs include the cost of revenues and impairment of property and equipment. Cost of revenues for ShotSpotter primarily includes depreciation expense associated with capitalized customer acoustic sensor networks, communication expenses, costs related to hosting our service applications, costs related to operating our IRC, providing remote and on-site customer support and maintenance and forensic services, providing customer training and onboarding services, certain personnel and related costs of operations, stock-based compensation and allocated overheads that include information technology, facility and equipment depreciation costs. Cost of revenues for our SafePointe solution are similar except that depreciation of the capitalized customer equipment is smaller due to the lower costs of SafePointe customer equipment.

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

The cost of revenues for CrimeTracer, ResourceRouter, CaseBuilder and PlateRanger is generally related to employee compensation costs and data center hosting services, both of which are relatively fixed.

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

We are also investing in research and development resources in conjunction with our SoundThinking Labs projects and initiatives. The initial focus of these efforts is to develop innovative sensor applications as well as to test and expand the functionality of our outdoor sensors in challenging environmental conditions. As mentioned above, we are piloting a perimeter-based sniper gunshot detection solution targeting utility substations, with initial pilots aimed at utility customers.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the years ended December 31, 2025 and 2024 (in thousands):

		As a % of		As a % of	Change
	2025	Revenues	2024	Revenues	$	%
Revenues	$104,127	100%	$102,031	100%	$2,096	2%
Costs
Cost of revenues	47,055	45%	43,542	43%	3,513	8%
Impairment of property and equipment	434	1%	605	1%	(171)	-28%
Total costs	47,489	46%	44,147	44%	3,342	8%
Gross profit	56,638	54%	57,884	56%	(1,246)	-2%
Operating expenses:
Sales and marketing	26,100	25%	28,138	28%	(2,038)	-7%
Research and development	15,866	16%	13,925	14%	1,941	14%
General and administrative	23,207	22%	23,894	23%	(687)	-3%
Change in fair value of contingent consideration	—	—	(554)	-1%	554	-100%
Restructuring expense	197	—	336	—	(139)	-41%
Total operating expenses	65,370	63%	65,739	64%	(369)	-1%
Operating loss	(8,732)	-9%	(7,855)	-8%	(877)	11%
Other expense, net	(575)	—	(547)	—	(28)	-5%
Provision for income taxes	113	—	778	1%	(665)	-85%
Net loss	$(9,420)	-9%	$(9,180)	-9%	$(240)	3%

Revenues

The increase of $2.1 million was primarily attributable to an $9.0 million increase in revenues from new customers and expansions of existing customer coverage areas, $3.7 million increase in revenue from New York City, $3.5 million of catch-up revenue from two three-year contract renewals with the New York City Police Department which were renewed in the first quarter of 2025 and $0.8 million increase from Puerto Rico, offset by a reduction in revenue due to non-renewal of contracts of $14.9 million of which $9.7 million was related to the City of Chicago. ShotSpotter went live in 10 new cities and 2 universities during the year ended December 31, 2025.

Costs

The increase in costs of $3.3 million was primarily due to an increase of $2.2 million in information technology (“IT”) costs and $1.3 million in reimbursable product cost, offset by a reduction of $0.2 million in payroll and compensation related to headcount and other expense.

Gross Profit

Gross profit as a percentage of revenues decreased 2% compared to 2024.

Operating Expenses

Sales and Marketing Expense

Sales and marketing expense decreased by $2.0 million, primarily due to $1.7 million in commission expense related to brokerage services for the contract with the NYPD in 2024 without a corresponding service for the contract with the NYPD in 2025 and a decrease of $0.3 million in other sales and marketing expense.

Research and Development Expense

Research and development expense increased by $1.9 million, primarily due to an increase of $1.0 million in consulting expense associated with SafePointe and a $0.9 million increase in IT expense related to our investments in enhancing our AI capabilities.

General and Administrative Expense

General and administrative expense decreased by $0.7 million, primarily due to a decrease of $1.0 million in IT and facility expenses and a $0.3 million decrease in legal expense, offset by a $0.4 million increase in insurance and license fees and a $0.2 million increase in accounting and consulting fees related to our efforts to comply with the requirement to include an auditor attestation report on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K as a result of our expectation of becoming an accelerated filer in the future.

Change in Fair Value of Contingent Consideration

There was no fair value adjustment for contingent consideration liabilities during 2025 resulting in a decrease of $0.6 million compared to 2024.

Restructuring Expense

Restructuring expense during 2025 amounted to $0.2 million, consisting of cash expenditures for employee separation-related costs and in 2024 the restructuring expense of $0.3 million was related to a workforce reduction.

Other Income (Expense), Net

Other expense did not increase materially compared with the prior year.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state, and foreign tax rates, adjusted for allowable credits, deductions and the valuations allowance against deferred tax assets, as applicable. Our provision for state income taxes did not increase materially from the prior year.

Comparison of the Years Ended December 31, 2024 and 2023

For discussion of our 2024 results and a comparison with 2023 results please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that was filed with the SEC on March 31, 2025 (the “2024 Form 10-K”).

Liquidity and Capital Resources

Sources of Funds

Our operations are financed primarily through net proceeds from debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $15.8 million and accounts receivable of $28.6 million as of December 31, 2025. On December 31, 2025, we had $36.0 million available borrowing capacity under our revolving credit facility.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of our deferred revenue of $40.0 million. However, should additional working capital be needed, we can utilize our unused credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

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

During the year ended December 31, 2025, we repurchased 225,334 shares of our common stock at an average price of $13.15 per share for approximately $3.0 million, under the 2022 Repurchase Program. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired. As of December 31, 2025, $10.5 million remains available under the 2022 Repurchase Program.

Credit Facility

We have a revolving credit facility for available borrowings of up to $40.0 million under our Credit Agreement with Columbia Bank (previously known as Umpqua Bank) (the “Credit Agreement”). The credit facility matures on October 15, 2027. The revolving credit facility is for general working capital purposes. On December 31, 2025, we had $4.0 million outstanding on our line of credit, with an available borrowing capacity of $36.0 million. The Credit Agreement subjects us to certain restrictive and financial covenants, see the risk entitled “The incurrence of debt may impact our financial position and subject us to additional financial and operating restrictions” in Part I, Item 1A, Risk Factors, included in this Annual Report on Form 10-K. We are in compliance with all covenants under the Credit Agreement as of December 31, 2025.

Cash Flows

Comparison of Years Ended December 31, 2025 and 2024

The following table presents a summary of our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$9,300	$22,220
Investing activities	(4,455)	(6,432)
Financing activities	(2,351)	(8,247)
Net change in cash and cash equivalents	$2,494	$7,541

As of December 31, 2025 and 2024, $1.5 million and $0.8 million in cash was held by our consolidated foreign subsidiaries, respectively.

Operating Activities

Our net loss and cash flows provided by operating activities are impacted by more collections and increase in deferred revenue in 2025 and offset by timing of account receivable collection and payments for accruals for increased expenses.

Net cash provided by operating activities decreased by $12.9 million in the year ended December 31, 2025 compared to net cash provided in the same period of 2024, primarily due to a decrease of $8.8 million in account receivable collection from contracts with the New York City Police Department, a decrease of $2.5 million in the change of deferred revenue and $2.6 million in other liabilities.

Investing Activities

Our investing activities consist primarily of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas, purchases of property and equipment, and investments in intangible assets.

Investing activities used $4.5 million and $6.4 million in the years ended December 31, 2025 and 2024, respectively. This was primarily driven by investments of $4.4 million and $6.3 million in property and equipment installed for our solutions in customer coverage areas in 2025 and 2024, respectively.

Financing Activities

Cash generated by financing activities includes net proceeds from the exercise of stock options and proceeds from the employee stock purchase plan (“ESPP”) purchases, offset by payments for repurchases of our common stock and debt.

Financing activities used $2.4 million in cash during the year ended December 31, 2025. This was primarily due to $3.0 million in payments for repurchases of our common stock, offset by $0.6 million in proceeds from ESPP purchases. Financing activities used $8.2 million in cash during the year ended December 31, 2024, primarily due to $3.0 million in payment on our line of credit and $6.0 million in payments for repurchases of our common stock, offset by $0.7 million in proceeds from ESPP purchases

Comparison of the Years Ended December 31, 2024 and 2023

A discussion of changes in our cash flows from the year ended December 31, 2023 to the year ended December 31, 2024 can be found in Part II, Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations” of the 2024 Form 10-K.

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

Revenue Recognition

For a full description of our revenue policy, refer to Note 2. Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Subscription revenue is recognized over the term of the subscription as services are provided.

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

Goodwill

Goodwill represents the excess of amounts paid over the fair value of net assets acquired from a business acquisition. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units and determination of the fair value of each reporting unit. We have concluded there is only one reporting unit for purposes of performing the goodwill impairment test. The fair value of the reporting unit is estimated primarily through the use of market capitalization as a key input. This analysis involves calculating our market capitalization, which is derived from multiplying our closing stock price by the number of outstanding shares, and then comparing it against the net asset value. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment. We performed our annual test for goodwill impairment as of October 1, 2025 and concluded that no impairment charge was necessary.

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

The assessment of whether an indication of impairment exists is performed at the end of each reporting period and requires the application of judgment, historical experience, and external and internal sources of information. We make estimates in determining the future cash flows and discount rates in the quantitative impairment test to compare the fair value to the carrying value. There was no impairment charge during the year ended December 31, 2025

Income Taxes

We account for income taxes under the asset and liability approach. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and deferred tax liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize the tax benefit for an uncertain tax position when it meets the more likely than not threshold for recognition.

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

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. At December 31, 2025, the outstanding balance of our Credit Agreement was $4.0 million, which bears interest at a variable rate. At December 31, 2025, the rate in effect was approximately 6.2%. Based on the outstanding balance of our Credit Agreement at December 31, 2025, a 100 basis point increase in the interest rate would increase interest expense by $0.04 million annually.

Our cash includes cash in readily available checking and money market accounts. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate.

We had cash and cash equivalents of $15.8 million as of December 31, 2025, which consists entirely of bank deposits.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than our functional currency, the U.S. dollar, principally the South African Rand. Movements in foreign currencies in which we transact business could significantly affect future net earnings. However, if the average value of the South African Rand had been 10% higher relative to the U.S. dollar during 2025, 2024 or 2023, it would not have resulted in a significant impact to our results of operations for the years ended December 31, 2025, 2024 or 2023. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rate.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of SoundThinking, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SoundThinking, Inc. (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

Minneapolis, MN

March 30, 2026

We have served as the Company's auditor since 2017.

SoundThinking, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$15,797	$13,183
Accounts receivable and contract assets, net	28,570	25,464
Prepaid expenses and other current assets	4,225	4,881
Total current assets	48,592	43,528
Property and equipment, net	18,816	20,131
Operating lease right-of-use assets	1,904	1,878
Goodwill	34,213	34,213
Intangible assets, net	29,335	33,182
Other assets	2,894	3,861
Total assets	$135,754	$136,793
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,789	$3,442
Accrued expenses and other current liabilities	9,578	10,216
Line of credit	4,000	4,000
Deferred revenue, short-term	40,035	38,401
Total current liabilities	57,402	56,059
Deferred revenue, long-term	3,845	5,832
Deferred tax liability	1,359	1,361
Operating lease liabilities, net of current portion	976	1,142
Total liabilities	63,582	64,394
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock: $0.005 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,825,960 and 12,634,485 shares issued and outstanding as of December 31, 2025 and 2024, respectively	64	64
Additional paid-in capital	186,115	177,021
Accumulated deficit	(113,718)	(104,298)
Accumulated other comprehensive loss	(289)	(388)
Total stockholders' equity	72,172	72,399
Total liabilities and stockholders' equity	$135,754	$136,793

See accompanying notes to consolidated financial statements.

SoundThinking, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$104,127	$102,031	$92,717
Costs
Cost of revenues	47,055	43,542	39,874
Impairment of property and equipment	434	605	114
Total costs	47,489	44,147	39,988
Gross profit	56,638	57,884	52,729

Operating expenses
Sales and marketing	26,100	28,138	26,959
Research and development	15,866	13,925	12,138
General and administrative	23,207	23,894	20,557
Change in fair value of contingent consideration	—	(554)	(5,686)
Restructuring expense	197	336	—
Total operating expenses	65,370	65,739	53,968
Operating loss	(8,732)	(7,855)	(1,239)
Other income (expense), net
Interest expense, net	(19)	(154)	(48)
Other expense, net	(556)	(393)	(227)
Total other expense, net	(575)	(547)	(275)
Loss before income taxes	(9,307)	(8,402)	(1,514)
Provision for income taxes	113	778	1,204
Net loss	$(9,420)	$(9,180)	$(2,718)
Net loss per share, basic and diluted	$(0.74)	$(0.72)	$(0.22)
Weighted-average shares used in computing net loss per share, basic and diluted	12,717,901	12,710,236	12,425,132

See accompanying notes to consolidated financial statements.

SoundThinking, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(9,420)	$(9,180)	$(2,718)
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of taxes	99	(60)	(38)
Comprehensive loss	$(9,321)	$(9,240)	$(2,756)

See accompanying notes to consolidated financial statements.

SoundThinking Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Par Value	Capital	Deficit	Loss
Balance at December 31, 2022	12,243,929	$62	$153,573	$(92,400)	$(290)	$60,945
Exercise of stock options	19,021	—	150	—	—	150
Repurchase of common stock	(228,782)	—	(5,595)	—	—	(5,595)
Issuance of common stock from ESPP purchases	37,824	—	740	—	—	740
Vesting of restricted stock units	135,239	—	—	—	—	—
Issuance of common stock for acquisition	554,217	2	11,289	—	—	11,291
Stock-based compensation	—	—	9,982	—	—	9,982
Foreign currency translation loss	—	—	—	—	(38)	(38)
Net loss	—	—	—	(2,718)	—	(2,718)
Balance at December 31, 2023	12,761,448	64	170,139	(95,118)	(328)	74,757
Exercise of stock options	19,765	—	59	—	—	59
Repurchase of common stock	(418,940)	(1)	(5,999)	—	—	(6,000)
Issuance of common stock from ESPP purchases	61,710	—	694	—	—	694
Vesting of restricted stock units	210,502	1	—	—	—	1
Stock-based compensation	—	—	12,128	—	—	12,128
Foreign currency translation loss	—	—	—	—	(60)	(60)
Net loss	—	—	—	(9,180)	—	(9,180)
Balance at December 31, 2024	12,634,485	64	177,021	(104,298)	(388)	72,399
Exercise of stock options	16,545	—	31	—	—	31
Repurchase of common stock	(225,334)	—	(2,974)	—	—	(2,974)
Issuance of common stock from ESPP purchases	74,855	—	592	—	—	592
Vesting of restricted stock units	325,409	—	—	—	—	—
Stock-based compensation	—	—	11,445	—	—	11,445
Foreign currency translation gain	—	—	—	—	99	99
Net loss	—	—	—	(9,420)	—	(9,420)
Balance at December 31, 2025	12,825,960	$64	$186,115	$(113,718)	$(289)	$72,172

See accompanying notes to consolidated financial statements.

SoundThinking, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(9,420)	$(9,180)	$(2,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	5,992	6,211	6,718
Amortization of intangible assets	3,856	3,857	3,920
Impairment of property and equipment	435	605	114
Stock-based compensation	11,445	12,128	9,982
Change in fair value of contingent consideration	—	(554)	(5,686)
Deferred taxes	(2)	135	541
Loss on disposal of property and equipment	—	24	—
Allowance for credit losses	599	176	99
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(3,727)	5,060	619
Prepaid expenses and other assets	1,624	(932)	(1,357)
Accounts payable	(318)	792	1,094
Accrued expenses and other liabilities	(830)	1,740	(149)
Deferred revenue	(354)	2,158	(2,226)
Net cash provided by operating activities	9,300	22,220	10,951
Cash flows from investing activities:
Purchase of property and equipment	(4,447)	(6,327)	(5,053)
Investment in intangible and other assets	(8)	(105)	(437)
Business acquisition, net of cash acquired	—	—	(10,995)
Net cash used in investing activities	(4,455)	(6,432)	(16,485)
Cash flows from financing activities:
Payment of contingent consideration liability	—	—	(1,500)
Proceeds from (Payment on) line of credit	—	(3,000)	7,000
Proceeds from exercise of stock options	31	59	150
Repurchases of common stock	(2,974)	(6,000)	(5,595)
Proceeds from employee stock purchase plan	592	694	740
Net cash provided by (used in) financing activities	(2,351)	(8,247)	795
Change in cash, cash equivalents	2,494	7,541	(4,739)
Effect of exchange rate on cash and cash equivalents	120	(61)	(37)
Cash, cash equivalents at beginning of year	13,183	5,703	10,479
Cash, cash equivalents at end of year	$15,797	$13,183	$5,703

Supplemental cash flow disclosures:
Cash paid for interest	$281	$394	$151
Right-of-use assets obtained in exchange for lease liabilities	$495	$—	$—
Non-cash investing and financing activities:
Property and equipment purchases included in accounts payable	$752	$88	$477
Estimated fair value of contingent consideration for business combination at closing	$—	$—	$2,994
Fair value of common stock issued as consideration for acquisitions	$—	$—	$11,291

See accompanying notes to consolidated financial statements.

SoundThinking, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

SoundThinking, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions, combining data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. As of December 31, 2025, the Company had approximately 319 customers and to date have worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

In April 2023, the Company's name changed to SoundThinking, Inc., reflecting its broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebrand, the Company introduced its SafetySmart™ platform that includes six data-driven tools consisting of (i) its flagship product, ShotSpotter®, the leading outdoor gunshot detection, location and alerting system trusted by 178 cities and 22 universities and corporations as of December 31, 2025, (ii) CrimeTracerTM, an agency-wide crime data and intelligence platform that enables investigators, analysts, patrol officers and command staff to search through more than one billion criminal justice records from across jurisdictions, leverage dashboards and AI-assisted tools to generate tactical leads and quickly make intelligent connections to solve crimes, (iii) CaseBuilderTM, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouterTM that directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRangerTM powered by Rekor®, an advanced license plate recognition (“ALPR”) and vehicle identification solution that leverages artificial intelligence (“AI”) and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement and (vi) SafePointeTM, an AI-based weapons detection system designed to provide discreet, high-throughput screening that complements physical security measures without compromising visitor experience. These solutions may operate independently or together as an integrated platform that connects detection, data analysis, resource deployment and case management workflows. The Company offers its solutions on a software-as-a-service subscription model to its customers.

ShotSpotter for Campus and ShotSpotter for Corporate, are typically smaller-scale deployments of ShotSpotter vertically marketed to universities, corporate campuses, and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. In 2019, the Company created a technology innovation unit, SoundThinking Labs, to expand its efforts supporting innovative uses of its technology to help protect wildlife and the environment. In the first quarter of 2025, the Company rolled out a perimeter-based sniper gunshot detection solution targeting utility substations, with initial pilots aimed at utility customers, conducted through SoundThinking Labs. Additionally, the Company provides maintenance and support services and professional software development services to two customers, through sales channel intermediaries.

The Company’s principal executive offices are located in Fremont, California. The Company has six wholly-owned subsidiaries.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2025, but are not necessarily indicative of the results of operations or cash flows to be anticipated for any future period.

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

Revenue Recognition – Subscription Services

The Company generates annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis and generates annual subscription revenues from the deployment of SafePointe on a per-lane basis. The Company's three security solutions, ShotSpotter for Campus and ShotSpotter for Corporate, as well as CaseBuilder, CrimeTracer, PlateRanger and ResourceRouter are typically sold on a subscription basis, each with a customized deployment plan.

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

The Company generally invoices customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. This applies to ShotSpotter, ShotSpotter for Campus, ShotSpotter for Corporate, CaseBuilder, ResourceRouter, PlateRanger and SafePointe. If it is a multi-year contract, the Company invoices 50% of the first-year fees upon contract execution and the remaining 50% of the first-year fees when the service is operational and ready to go live. The following years are invoiced 100% at each annual anniversary. For CrimeTracer, the Company generally invoices the first year's subscription price when the contract is fully executed. The Company invoices CrimeTracer subscription service renewals for 100% of the total contract value when the renewal contract is executed. All fees billed in advance of services being delivered are recorded as deferred revenue.

For ShotSpotter, the pricing model is based on a per-square-mile basis. For SafePointe, the pricing model is based on a per-lane basis. For ShotSpotter for Campus, ShotSpotter for Corporate, CaseBuilder and PlateRanger, the pricing model is on a customized-site basis. For ResourceRouter and CrimeTracer, pricing is currently customized, generally tied to the number of sworn police officers in a particular city. The Company may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of the process for invoicing contracts and renewals upon execution, cash flows from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

The Company capitalizes certain incremental costs of obtaining a contract, which includes sales commissions, based on the first-year fee upon booking of a new contract. These capitalized commissions are amortized on a straight-line basis over the expected customer life, which is determined to be five years. As there are not commensurate commissions earned on renewals of the subscription services, the Company recognizes the commissions as expense when the renewal invoice is paid instead of capitalizing them. Amortization of capitalized commissions is included in sales and marketing expense and was $1.4 million, $1.4 million, and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Advertising and Public Relations Costs

Advertising and public relations costs are expensed as incurred. Advertising and public relations costs were $2.0 million, $2.1 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were included in sales and marketing expense in the consolidated statements of operations.

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

At December 31, 2025 and 2024, the Company’s cash and cash equivalents consisted of cash deposited in financial institutions.

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

The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for credit losses based on the Company’s historical experience. The Company had an allowance for credit losses of $0.9 million and $0.3 million at December 31, 2025 and 2024, respectively.

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of December 31, 2025, the Company had approximately $14.2 million, $0.1 million, $4,000 deposited with the Company's three domestic financial institutions for which $250,000 is insured per institution under FDIC limits.

Concentration of Accounts Receivable and Contract Assets — At December 31, 2025, the City of New York accounted for 33% of the Company’s total accounts receivable. At December 31, 2024, the City of New York accounted for 19% of the Company’s total accounts receivable.

Concentration of Revenues — For the year ended December 31, 2025, the City of New York accounted for 29% of the Company’s revenues. For the year ended December 31, 2024, the City of New York and the City of Chicago accounted for 23% and 10%, respectively, of the Company’s revenues. For the year ended December 31, 2023, the City of New York and the City of Chicago accounted for 25% and 9%, respectively, of the Company’s revenues.

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

Goodwill

Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. Goodwill is tested for impairment at the reporting unit level (the Company has one reporting segment and tests at the company level) on an annual basis (October 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company operates as one reportable segment. It performed its annual test for goodwill impairment as of October 1, 2025 and concluded that no goodwill impairment charge was necessary. Since inception through December 31, 2025, the Company has not recorded any goodwill impairment.

Intangible Assets

Intangible assets consist of customer relationships, software technology, tradename and acquired patents and capitalized legal fees related to obtaining patents. Patent assets are stated at cost, less accumulated amortization. Customer relationships, tradename and software technology are recorded at fair value as of the date of the acquisition. Intangible assets are amortized on an attribution method, over their expected useful lives, which range from three years for patents, 8 to 11 years for software technology, 9 years for tradename, and 7 to 15 years for customer relationships.

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

Royalty Expense

In 2009, the Company entered into a license agreement with a third-party relating to a patented gunshot digital imaging system that facilitates integration with certain third-party systems. The terms of the license agreement require the Company to pay a one-time fee of $5,000 for each license sold to a customer allowing the customer to integrate their ShotSpotter service with a third-party application, such as a video management system, with a minimum annual amount due of $75,000. The Company incurred $155,000 in 2023. The license agreement terminated in November 2023.

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

Leases

The Company leases office space under operating leases with expiration dates through 2029. The Company determines whether an arrangement constitutes a lease at inception and records lease liabilities and right-of-use assets on our consolidated balance sheets at lease commencement. The Company measures lease liabilities based on the present value of the total lease payments not yet paid discounted based on the more readily determinable of the rate implicit in the lease or our incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease and are included in operating lease right-of-use assets, accrued expenses and other current liabilities and operating lease liabilities, net of current portion on the Company’s consolidated balance sheets.

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

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are only included when their effect is dilutive. Common stock equivalents include unvested restricted stock units and outstanding stock options.

Recent Accounting Pronouncements Adopted

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose on an annual basis, specific categories in the rate reconciliation tabular presentation, as well as by providing additional information for reconciling items that meet a quantitative threshold. The ASU also requires disaggregated disclosures of federal, state and foreign income taxes paid. The new guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the annual period beginning January 1, 2025 on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to prescriptive and sequential software development stages. An entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for the Company’s annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$44,233	$42,077
New billings	99,686	100,094
Revenue recognized during the year from beginning balance	(36,051)	(41,035)
Revenue recognized during the year from new billings	(63,988)	(56,903)
Ending balance	$43,880	$44,233

The following table presents remaining performance obligations for contractually committed revenues as of December 31, 2025 (in thousands):

2026	$53,711
2027	30,677
2028	10,104
Thereafter	6,023
Total	$100,515

The timing of revenue recognition included in the table above includes estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of December 31, 2025 and amounts under contract that will be invoiced after December 31, 2025.

During the year ended December 31, 2025, the Company recognized revenues of $100.6 million from customers in the United States and $3.5 million from customers in South Africa, the Bahamas, Uruguay and Brazil. During the year ended December 31, 2024, the Company recognized revenues of $99.3 million from customers in the United States and $2.7 million from customers in South Africa and the Bahamas and Uruguay. During the year ended December 31, 2023, the Company recognized revenues of $90.8 million from customers in the United States and $1.9 million from customers in South Africa and the Bahamas.

During the year ended December 31, 2025, the Company recognized revenues of $103.1 million from monthly subscription, maintenance, and support services, and $1.0 million from professional software development services. During the year ended December 31, 2024, the Company recognized revenues of $99.1 million from monthly subscription, maintenance, and support services and $2.9 million from professional software development services. During the year ended December 31, 2023, the Company recognized revenues of $87.5 million from monthly subscription, maintenance, and support services and $5.2 million from professional software development services.

During the year ended December 31, 2025, the Company recognized $4.3 million of catch-up revenue comprising of $3.5 million of catch-up revenue from two three-year contract renewals with the New York City Police Department which were renewed in the first quarter of 2025 and $0.8 million of catch-up revenue from various other customers.

Note 4. Fair Value Measurements

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

In January 2022, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of Forensic Logic to be $12.4 million as of the acquisition date, using a Monte Carlo simulation approach with asset and revenue volatility of 60.0% and 28.0%, respectively. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement. During the years ended December 31, 2023, the fair value of the contingent consideration was decreased to zero by $3.2 million, based upon adjustments to recorded liabilities as a result of actual revenues. As a result of actual revenue recognized, the company did not pay any amounts under the contingent consideration and no further contingent payments remain.

In August 2023, the Company estimated the fair value of the contingent consideration liability associated with its acquisition of SafePointe to be $3.0 million as of the acquisition date, using a Monte Carlo simulation approach with asset and revenue volatility of 76.1% and 25.8%, respectively. This fair value measurement is classified as Level III within the fair value hierarchy as prescribed by ASC 820, Fair Value Measurement. During the year ended December 31, 2024 and 2023, the fair value of the contingent consideration was decreased by $0.6 million and $2.4 million, respectively, based upon revised estimated 2024 and 2025 revenue targets. There was no outstanding balance related to the contingent consideration as of December 31, 2025 and 2024.

There were no transfers into or out of Level III during the year ended December 31, 2025 and 2024.

The Company had $12.0 million and $10.0 million in a money market fund as of December 31, 2025 and December 31, 2024, respectively. The fair value measurement was classified as Level I within the fair value hierarchy as prescribed by Accounting Standards Codification 820-10-35-37 (“ASC 820, Fair Value Measurement”).

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, trade and other receivables, net, and accounts payable, approximate their fair value due to their short maturities.

Note 5. Goodwill and Intangible Assets

There was no activity related to goodwill for the years ended December 31, 2025 and 2024. The Company has not recorded any goodwill impairment charges through December 31, 2025.

Intangible assets as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(8,140)	$17,330
Acquired software technology	9	16,340	(5,622)	10,718
Patents and intellectual property	3	2,076	(1,600)	476
Tradename	9	2,100	(1,289)	811
Total intangible assets, net		$45,986	$(16,651)	$29,335

	December 31, 2024
	Gross	Accumulated Amortization	Net
Customer relationships	$25,470	$(6,307)	$19,163
Acquired software technology	16,340	(3,911)	12,429
Patents	2,068	(1,411)	657
Tradename	2,100	(1,167)	933
Total intangible assets, net	$45,978	$(12,796)	$33,182

Intangible assets amortization expense was $3.9 million for each of the years ended December 31, 2025, 2024 and 2023.

The following table presents future intangible asset amortization as of December 31, 2025 (in thousands):

2026	$3,824
2027	3,809
2028	3,741
2029	3,650
2030	2,775
Thereafter	11,536
Total	$29,335

Note 6. Details of Certain Consolidated Balance Sheet Accounts

Prepaid expenses and other current assets (in thousands):

	December 31,	December 31,
	2025	2024
Deferred commissions	$1,546	$1,477
Prepaid software and licenses	1,041	1,306
Prepaid insurance	1,101	1,069
Short-term deposits	335	581
Other prepaid expenses	201	447
Other	1	1
	$4,225	$4,881

Accounts receivable and contract assets, net (in thousands):

	December 31,	December 31,
	2025	2024
Accounts receivable	$23,460	$19,635
Contract assets	5,985	6,104
Allowance for credit losses	(875)	(275)
	$28,570	$25,464

Other assets (in thousands):

	December 31,	December 31,
	2025	2024
Deferred commissions	$2,395	$3,152
Escrow claim	357	581
Other	142	128
	$2,894	$3,861

Property and equipment, net (in thousands):

	December 31,	December 31,
	2025	2024
Deployed equipment	$55,224	$53,370
Construction in progress	6,927	5,014
Computer equipment	3,172	2,869
Software	1,238	1,238
Furniture and fixtures	1,428	1,244
Leasehold improvements	992	907
Vehicles	184	184
	69,165	64,826
Accumulated depreciation and amortization	(50,349)	(44,695)
	$18,816	$20,131

Depreciation expense during the years ended December 31, 2025, 2024 and 2023 was $6.0 million, $6.2 million, and $6.7 million, respectively.

Accrued expenses and other current liabilities (in thousands):

	December 31,	December 31,
	2025	2024
Personnel-related accruals	$7,233	$8,252
Operating lease liabilities	1,024	909
Professional fees	177	137
Sales/use tax payable	137	141
Other	1,007	777
	$9,578	$10,216

Note 7. Financing Arrangements

The Company has a Credit Agreement with Columbia Bank (previously known as Umpqua Bank), as amended (the “Credit Agreement”), with a revolving credit commitment of $40.0 million and a letter of credit sub-facility of $7.5 million that matures on October 15, 2027.

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

The Company is subject to certain financial covenants in the Credit Agreement, which include: (1) maintaining a ratio of consolidated funded debt, excluding the amount of any unsecured convertible notes issued by the Company, to consolidated earnings before income tax, depreciation and amortization (“Consolidated EBITDA”) of not greater than 3.00 to 1.00 measured at the end of each fiscal quarter and (2) maintaining a ratio of Consolidated EBITDA to interest charges of at least 2.00 to 1.00 measured at the end of each fiscal quarter. The Company was in compliance with its covenants as of December 31, 2025.

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

The available loan facility as of December 31, 2025 and December 31, 2024 was approximately $36.0 million and $21.0 million, respectively. As of December 31, 2025 and 2024, there was $4.0 million outstanding on the Company's line of credit, which the Company borrowed in August 2023 to partially fund the acquisition of SafePointe. The interest expense recorded for the year ended December 31, 2025 was $0.3 million, based on a weighted-average interest rate of 6.24%.

Note 8. Related Party Transactions

During each of the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.1 million in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s directors and one of the Company’s significant shareholders.

Note 9. Income Taxes

The domestic and foreign components of net loss before income tax were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(9,320)	$(8,277)	$(1,596)
Foreign	13	(125)	82
Net loss before income tax	$(9,307)	$(8,402)	$(1,514)

The provision (benefit) for income tax consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	58	485	656
Foreign	57	158	7
Total	115	643	663
Deferred:
Federal	43	75	277
State	(45)	60	264
Foreign	—	—	—
Total	(2)	135	541
Total provision for income tax	$113	$778	$1,204

A reconciliation of income taxes at the statutory federal income tax rate to income tax expense included in the accompanying consolidated statements of operations after the adoption of ASU 2023-09 is as follows (in thousands):

	December 31, 2025
Income tax at statutory rate	$(1,954)	21.0%
State and Local Income Tax (1)	10	-0.1%
Foreign Tax Effects	57	-0.6%
Effect of Cross-Border Tax Laws
Foreign-derived intangible income	—	0.0%
Tax Credits
Research and development tax credit	(664)	7.1%
Change in Valuation Allowance	1,499	-16.1%
Nontaxable and Nondeductible Items
Stock-based compensation	882	-9.4%
Section 162(m) disallowed compensation	204	-2.2%
Others	120	-1.3%
Other Adjustments	(41)	0.4%
Effective Tax Rate	$113	-1.2%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Florida, Illinois, Indiana, New York state and city, and Texas.

A reconciliation of income taxes at the statutory federal income tax rate to income tax expense included in the accompanying consolidated statements of operations for years prior to the adoption of ASU 2023-09 is as follows (in thousands):

	December 31,
	2024	2023
Income tax (benefit) at statutory rate	$(1,748)	$(312)
Change in valuation allowance	2,284	(76)
Indefinite-lived asset (goodwill)	135	541
State tax	(226)	354
Change in deferred	(87)	616
Stock-based compensation	462	197
Research and development credits	(371)	(369)
Foreign rate differential	191	23
Other	138	230
Total	$778	$1,204

Temporary differences that gave rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$15,209	$13,492
Stock-based compensation	6,350	5,713
Section 174 capitalized expenditures	3,561	5,585
Research and development credits	4,795	3,982
Accruals and reserves	669	1,870
Deferred revenue and contract costs	1,537	432
Fixed assets and intangibles	416	—
Other	4	—
Gross deferred tax assets	32,541	31,074
Valuation allowance	(29,980)	(28,372)
Net deferred tax assets	2,561	2,702
Deferred tax liabilities:
Fixed assets and intangibles	—	(406)
Goodwill	(3,920)	(3,657)
Total deferred tax liabilities, net	$(1,359)	$(1,361)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of U.S.-based taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets. Management determined that a valuation allowance of $30.0 million and $28.4 million was required as of December 31, 2025 and 2024, respectively.

The valuation allowance changed by $1.6 million during the year ended December 31, 2025. which includes an increase to certain changes in temporary differences that give rise to deferred tax liabilities related to indefinite-lived intangible assets.

At December 31, 2025 and 2024, the Company had available net operating loss carryforwards of approximately $57.3 million and $48.6 million, respectively, for federal income tax purposes, of which $43.7 million were generated before 2018 and will begin to expire in 2031. The remaining net operating losses of $13.6 million can be carried forward indefinitely under the Tax Cuts and Jobs Act. The Company continually monitors all positive and negative evidence regarding the realization of its deferred tax assets and may record assets when it becomes more likely than not, than they will be realized, which may impact the expense or benefit from income taxes.

At December 31, 2025 and 2024, the net operating losses for state purposes are $45.7 million and $40.8 million, respectively, and will begin to expire in 2026 if not utilized.

As of December 31, 2025, the Company had available for carryover, research and experimental credits of approximately $3.2 million for federal income tax purposes and $2.1 million for California income tax purposes, which are available to reduce future income taxes. The federal research and experimental tax credits will begin to expire, if not utilized, in 2027. The California research and experimental tax credits carry forward indefinitely until utilized.

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

A reconciliation of the beginning and ending amounts of unrecognized uncertain tax positions is as follows (in thousands):

Balance as of December 31, 2023	$1,241
Increases for current year tax positions	178
Increases for prior year tax positions	40
Balance as of December 31, 2024	1,459
Increases for current year tax positions	216
Increases for prior year tax positions	68
Balance as of December 31, 2025	$1,743

Of the total unrecognized tax benefits at December 31, 2025, no amount will impact the Company's effective tax rate because the uncertain amounts have a valuation allowance recorded against them. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying consolidated statements of operations. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2025 and 2024.

The Company files federal and state income tax returns in the United States, certain United States territories, and certain foreign jurisdictions. The statues of limitations remain open for 2011 through 2025 for federal and state purposes in the United States. and certain U.S. territories. Years beyond the normal statutes of limitations remain open to audit by tax authorities due to tax attributes generated in earlier years which are being carried forward and may be audited in subsequent years when utilized.

The amounts of cash income taxes paid by the Company were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$—	$—
State and local	270	737	896
Foreign
South Africa	107	103	—
All other foreign	13	—	16
Income taxes, net of amounts refunded	$390	$840	$912

Note 10. Restructuring

In the second quarter of 2024, the Company restructured its workforce and eliminated 3% of its total headcount to more effectively allocate its resources and to reduce operational costs. Additionally, the Company terminated a building lease early for a location that was no longer in use.

Restructuring expense related to the workforce reduction during the year ended December 31, 2024 amounted to $0.3 million, consisting of cash expenditures for severance and other employee separation-related costs. Restructuring expenses related to the lease termination were $0.1 million, comprising of early termination fees and monthly rent. Restructuring expense during the year ended December 31, 2025 amounted to $0.2 million, consisting of cash expenditures for employee separation-related costs. These restructuring expenses were recorded in operating expense, net, in the consolidated statement of operations.

As of December 31, 2025 and 2024, the Company had no restructuring liabilities.

Note 11. Capital Stock

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.005 per share. At December 31, 2025 and 2024, there were 12,825,960 and 12,634,485 shares of common stock issued and outstanding, respectively. Holders of common stock have voting rights equal to one vote per share of common stock held and are entitled to receive any dividends as may be declared from time to time by the Board.

At December 31, 2025, shares of common stock reserved for future issuance were as follows:

Options outstanding	1,689,142
Shares available for future grant	998,553
Unvested restricted stock units	2,277,656
Estimated number of shares issuable under 2017 ESPP	44,119
Total	5,009,470

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, with a par value of $0.005. At December 31, 2025 and 2024, there was no preferred stock issued or outstanding.

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

During the year ended December 31, 2025, the Company repurchased 225,334 shares of its common stock at an average price of $13.15 per share for a total of $3.0 million under its stock repurchase program. During the year ended December 31, 2024, the Company repurchased 418,940 shares of its common stock at an average price of $14.31 per share for $6.0 million. During the year ended December 31, 2023, the Company repurchased 228,782 shares of its common stock for an average price of $24.41 per share for $5.6 million. The repurchases were made in open market transactions using cash on hand, and all of the shares repurchased were retired.

Note 12. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(9,420)	$(9,180)	$(2,718)
Denominator:
Weighted-average shares outstanding, basic and diluted	12,717,901	12,710,236	12,425,132
Net loss per share, basic and diluted	$(0.74)	$(0.72)	$(0.22)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	1,689,142	1,774,388	1,789,431
Unvested restricted stock units	2,277,656	966,131	298,361
Estimated number of shares issuable under 2017 ESPP	44,119	40,865	36,586
Total	4,010,917	2,781,384	2,124,378

Note 13. Equity Incentive Plans

In February 2005, the Company adopted the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”). Under the 2005 Plan provisions, the Company was authorized to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units (“RSUs”), and shares of restricted stock.

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

The following table summarizes the activity of shares available for grant under the 2017 Equity Incentive Plan:

Shares available for grant at December 31, 2024	407,810
Increase in accordance with the evergreen provision	631,724
Awards issued	(1,994,459)
Awards canceled	545,935
Stock repurchases	1,407,543
Shares available for grant at December 31, 2025	998,553

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

Compensation expense for stock options is based upon the estimated fair value of the awards. The fair value of stock option grants is determined using the Black-Scholes option pricing model which requires the use of certain assumed inputs. The assumed inputs used to determine the fair value of stock options granted for the years ended December 31, 2025, 2024 and 2023 are set forth below:

	Year Ended December 31,
	2025	2024	2023
Fair value of common stock	$6.37-$16.43	$11.43-$17.74	$18.74 -$32.89
Expected term (in years)	6	6	6
Risk-free interest rate	3.65%-4.43%	3.91%-4.56%	3.46%-4.80%
Expected volatility	56%-62%	62%-63%	62%-63%
Expected dividend yield	—	—	—

A summary of stock option activities during December 31, 2025, 2024 and 2023 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)
Outstanding at December 31, 2022	1,256,056	$28.20
Granted	724,841	$25.05	$15.18
Exercised	(19,021)	$7.95		$424
Canceled	(172,445)	$31.36
Outstanding at December 31, 2023	1,789,431	$26.83
Granted	121,044	$14.66	$8.92
Exercised	(19,765)	$2.97		$214
Canceled	(116,322)	$21.52
Outstanding at December 31, 2024	1,774,388	$26.62
Granted	147,112	$14.40	$8.63
Exercised	(17,491)	$1.80		$131
Canceled	(214,867)	$22.02
Outstanding at December 31, 2025	1,689,142	$26.41

During the year ended December 31, 2023, the Company modified options to accelerate vesting for two individuals in respect of an aggregate of 6,734 options. The Company accounted for these as modifications and recognized net incremental compensation expense of less than $0.1 million during the year ended December 31, 2023. There were no modifications for the years ended December 31, 2024 or 2025.

Additional information for stock options at December 31, 2025 were as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual term (in years)
Outstanding at December 31, 2025	1,689,142	$26.41	$297,457	6.11
Exercisable at December 31, 2025	1,322,354	$28.23	$281,843	5.51

At December 31, 2025, total unrecognized stock-based compensation cost related to unvested stock options was $4.1 million, which will be recognized ratably over a weighted-average period of 1.9 years.

No income tax benefits from stock-based compensation arrangements have been recognized in the consolidated statements of operations.

Restricted Stock Units with Service Conditions

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

A summary of RSU activities during December 31, 2025, 2024 and 2023 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2022	223,821	$29.21
Granted	233,878	$28.84
Vested	(135,235)	$29.63	$3,446
Forfeited	(47,672)	$31.08
Unvested RSUs at December 31, 2023	274,792	$28.42
Granted	373,124	$16.52
Vested	(210,503)	$23.76	$3,071
Forfeited	(14,783)	$18.49
Unvested RSUs at December 31, 2024	422,630	$20.58
Granted	457,479	$16.37
Vested	(301,840)	$18.87	$3,823
Forfeited	(57,890)	$18.57
Unvested RSUs at December 31, 2025	520,379	$18.10

At December 31, 2025, total unrecognized stock-based compensation cost related to RSUs was $7.8 million, which will be recognized ratably over a weighted-average period of 1.7 years.

During the year ended December 31 2023, the Company modified RSUs to accelerate vesting for one individual in respect of 2,256 RSUs. The Company accounted for this as a modification of this award and recognized net incremental compensation expense of approximately $28,000 during the year ended December 31, 2023. The incremental compensation cost is measured as the excess of the fair value of the modified award over the fair value of the original award immediately before its terms were modified and recognized as compensation expense on the date of modification for vested awards. There were no modifications for the years ended December 31, 2025 and 2024.

Restricted Stock Units with Performance Conditions

The Company has granted performance-based restricted stock units (“PSUs”) under the 2017 Plan to certain employees of the Company that represent shares potentially issuable in the future. PSUs generally vest in one installment on the certification date following the satisfaction of obtaining revenue, Adjusted EBITDA or other performance criteria. Compensation expense related to PSUs is determined based on the fair value of the underlying common stock at the grant date and the most probable level of achievement of the performance conditions.

A summary of PSU activities during December 31, 2025, 2024 and 2023 is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value per PSU	Aggregate Fair Value of PSUs Vested (in thousands)
Unvested PSUs at December 31, 2022	—	$—
Granted	23,569	$20.12
Unvested PSUs at December 31, 2023	23,569	$20.12
Granted	544,228	$17.74
Forfeited	(24,296)	$18.30
Unvested PSUs at December 31, 2024	543,501	$17.84
Granted	1,394,909	$16.01
Vested	(23,569)	$20.12	$387
Forfeited	(157,564)	$16.62
Unvested PSUs at December 31, 2025	1,757,277	$16.47

There was no compensation expense related to PSUs for the year ended December 31, 2025, as the achievement of the performance conditions related to the PSUs was not deemed probable. Compensation expense related to these awards was approximately $1.3 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

2017 Employee Stock Purchase Plan

In May 2017, the Board and the Company’s stockholders adopted the 2017 Employee Stock Purchase Plan (“2017 ESPP”). The 2017 ESPP permits the maximum discounted purchase price permitted under U.S. tax rules, including a “lookback,” which allows eligible employees to purchase shares of the Company’s common stock at a 15% discount to the lesser of the fair market value of common stock at the beginning and end of the offering period.

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

The following table summarizes the activity of shares available under the 2017 ESPP:

Shares available for grant at December 31, 2024	566,633
Increase in accordance with the evergreen provision	150,000
Issued during the year	(74,855)
Shares available for grant at December 31, 2025	641,778

Stock-Based Compensation Expense

Total stock-based compensation expense for all award types is recorded in the consolidated statements of operations and was allocated as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$1,851	$1,581	$1,871
Sales and marketing	1,717	2,329	1,983
Research and development	1,332	1,188	1,307
General and administrative	6,545	7,030	4,820
Total	$11,445	$12,128	$9,982

Stock-based compensation expense is recognized over the award’s expected vesting schedule. Forfeitures are recognized as and when they occur.

Note 14. Benefit Plan

The Company sponsors a 401(k) plan to provide defined contribution retirement benefits for all eligible employees. Participants may contribute a portion of their compensation to the plan, subject to the limitations under the Internal Revenue Code. The Company is allowed to make 401(k) matching contributions as defined in the plan and as approved by the board of directors. The Company matches 50% of the first 2% of an employee's salary contributed to the plan. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $0.5 million, $0.5 million and $0.4 million, respectively, of matching contribution expense. These matching contributions are subject to additional vesting criteria.

Note 15. Leases

The Company leases its principal executive offices in Fremont, California, under a non-cancelable operating lease which expires in February 2027. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, contingent rent provisions or other build-out clauses. The lease contains an option to extend the term for an additional period of up to five years subject to certain terms and conditions. Upon lease commencement on October 1, 2021, the Company recognized an operating lease right-of-use asset of $2.0 million and a corresponding lease liability of $2.0 million, using a discount rate of 3.00%, which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of commencement. In June 2025, the Company executed an amendment to expand the rentable square feet.

In April 2020, the Company executed a lease agreement for office space in Washington, DC, under a non-cancelable operating lease that expires in November 2025. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Further, the lease does not contain contingent rent provisions. The lease contains an option to extend the term for an additional five years subject to certain terms and conditions. Upon lease commencement on May 1, 2020, the Company recognized an operating lease right-of-use asset of $0.5 million and a corresponding lease liability of $0.5 million, using a discount rate of 3.85%, which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of commencement. In October 2025, the Company extended the lease end date to November 2028 according to the terms and conditions of the original lease.

In January 2022, as part of the Forensic Logic acquisition, the Company acquired the non-cancelable operating leases of Forensic Logic's offices in Walnut Creek, California and Tucson, Arizona, which expired in June 2025 and February 2026, respectively. The Walnut Creek office lease was early terminated in April 2024. Neither lease had significant rent escalation holidays, concessions, leasehold improvement incentives, or other build-out clauses. Each lease contained an option to extend the term for an additional period of five years subject to certain terms and conditions. In measuring the lease liability upon acquisition, the Company used a discount rate of 3.25% for the Tucson office which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of acquisition.

In January 2024, the Company executed a new lease in Iselin, New Jersey which commenced in April 2024 and expires in March 2029. The lease has no significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. The lease contains an option to extend the term for an additional period of three years subject to certain terms and conditions. In measuring the lease liability upon commencement, the Company used a discount rate of 7.33% for the Iselin, New Jersey office which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of commencement.

In May 2025, the Company executed a new lease in Orlando, Florida which commenced in August 2025 and expires in September 2028. The lease has no significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. In measuring the lease liability upon commencement, the Company used a discount rate of 6.29% for the Orlando, Florida office which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of commencement.

In June 2025, the Company executed a new lease in Mt. Dora, Florida which commenced in July 2025 and expires in June 2028. The lease has no significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. The lease contains an option to extend the term for an additional period of one year subject to certain terms and conditions. In measuring the lease liability upon commencement, the Company used a discount rate of 6.29% for the Mt. Dora, Florida office which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of commencement.

In October 2025, the Company executed a new lease in Mt. Dora, Florida which commenced in November 2025 and expires in October 2028. The lease has no significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. In measuring the lease liability upon commencement, the Company used a discount rate of 6.17% for the Mt. Dora, Florida storage facility which reflects the Company’s incremental borrowing rate for a similar asset and similar term as of the date of commencement.

The operating lease cost recognized for the years ended December 31, 2025, 2024 and 2023, was $1.1 million, $1.1 million and $1.0 million, respectively.

The Company’s operating leases had weighted average remaining lease terms as of December 31, 2025 of 2.36 years and weighted average discount rate of 5.4%. The Company’s operating leases had weighted average remaining lease terms as of December 31, 2024 of 2.74 years and weighted average discount rate of 4.5%.

Supplemental information related to the operating leases are as follows (in thousands):

	December 31,
	2025	2024
Assets
Operating lease right-of-use assets	$1,904	$1,878

Liabilities
Lease liabilities (short-term) (presented within Accrued expenses and other current liabilities)	$1,024	$909
Lease liabilities (long-term)	976	1,142
Total operating lease liabilities	$2,000	$2,051

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities (presented within Operating cash flows)	$1,133	$881

Maturities of the lease liabilities at December 31, 2025 are as follows (in thousands):

2026	$1,127
2027	531
2028	452
2029	35
2030	—
Total lease payments, undiscounted	2,145
Less: imputed interest	(145)
Total	$2,000

Note 16. Commitments and Contingencies

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

Note 17. Segment Reporting

The Company operates as a single operating and reportable segment, which reflects how the Company's chief operating decision maker (“CODM”) reviews financial information and allocates resources. The Company's CODM is the Chief Executive Officer. The Company manages its operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it operates in one operating segment and one reportable segment. The CODM evaluates performance based on consolidated net income and reviews consolidated financial information when making decisions regarding resource allocation. The CODM does not evaluate assets and does not review segment expenses beyond those presented in the consolidated statement of operations. Because the Company operates in a single reportable segment, the segment results are consistent with the consolidated financial statement.

Note 18. Subsequent Events

Management evaluated subsequent events through March 30, 2026, which was the date the financial statements were available to be issued, and determined that there are no subsequent events to be reported.

Subsequent to December 31, 2025, the Company implemented a reduction in force affecting approximately 15 employees. The impacted employees were notified in March 2026, and the Company expects to incur approximately $0.5 million in restructuring costs, primarily consisting of severance and related benefits, which will be recognized in the first quarter of 2026.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2025 as a result of the material weaknesses in our internal control over financial reporting discussed below.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of our internal control over financial reporting described above, management identified the following deficiencies that individually, or in the aggregate, constituted a material weakness in our internal control over financial reporting as of December 31, 2025.

Management identified a material weakness related to revenue recognition for certain of the Company’s customer contracts. Specifically, the Company did not design and maintain adequate controls to ensure (i) accurate identification of performance obligations and related timing of revenue recognition and (ii) accurate and complete disclosures required in financial statement footnotes related to revenue.

Management identified a material weakness due to control deficiencies related to the overall information technology general controls (“ITGCs”) for user access, integration monitoring, and program change management for systems supporting the Company's internal control processes and controls, controls over the completeness and accuracy of information used in business process controls and management review controls. Our business process controls (automated and manual), and management review controls were also deemed ineffective because they are adversely impacted by these ineffective ITGCs.

These material weaknesses did not have an adverse effect on our reported operating results or financial condition and management has determined that the consolidated financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Plan

We have initiated certain measures to remediate these material weaknesses, including enhancing ITGC policies and documentation. We have also initiated measures to enhance controls over the accurate identification of performance obligations, timing of revenue recognition. and related financial statement disclosures. We have engaged external advisors to assist with enhancing the design of our controls and related documentation and implementing new controls where necessary. As described above, management has developed and is implementing a plan to remediate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, including designing and implementing improved processes and internal controls with the intent of ensuring proper application of relevant accounting guidance. We continue to take steps to enhance the control environment and management will continue to improve and evaluate these controls.

Item 9B. OTHER INFORMATION

There are no disclosures required by this Item 9B, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.

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

Item 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	April 11, 2023

3.2	Certificate of Change of Registered Agent	10-Q	001-38107	3.2	August 10, 2023

3.3	Amended and Restated Bylaws					X

4.1	Form of Common Stock Certificate	S-1/A	333-217603	4.1	May 19, 2017

4.3	Description of Capital Stock	10-K	001-38107	4.5	March 13, 2020

10.1(#)	ShotSpotter, Inc. Amended and Restated 2005 Stock Plan	S-1	333-217603	10.1	May 2, 2017

10.2(#)	Forms of Option Agreement and Option Grant Notice under the Amended and Restated 2005 Stock Plan	S-1	333-217603	10.2	May 2, 2017

10.3(#)	SoundThinking, Inc. 2017 Equity Incentive Plan					X

10.4(#)	Forms of Option Agreement and Option Grant Notice under the 2017 Equity Incentive Plan	10-K	001-38107	10.4	April 1, 2024

10.5(#)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Restricted Terms and Conditions under the 2017 Equity Incentive Plan	10-Q	001-38107	10.1	November 14, 2023

10.6(#)	SoundThinking, Inc. 2017 Employee Stock Purchase Plan	10-K	001-38107	10.7	April 1, 2024

10.7(#)	Form of Restricted Stock Unit Grant Notice for Directors	10-Q	001-38107	10.6	August 14, 2017

10.8(#)	Form of Indemnification Agreement by and between ShotSpotter, Inc. and each director and executive officer	S-1	333-217603	10.7	May 2, 2017

10.9(#)	Offer Letter between ShotSpotter, Inc. and Ralph A. Clark, dated March 13, 2017	S-1	333-217603	10.8	May 2, 2017

10.10(#)	Offer Letter between ShotSpotter, Inc. and Alan R. Stewart, dated March 13, 2017	S-1	333-217603	10.9	May 2, 2017

10.11(#)	Offer Letter between ShotSpotter, Inc. and Nasim Golzadeh, dated February 20, 2019	10-K	001-38107	10.16	March 4, 2019

10.12(#)	Offer Letter between ShotSpotter, Inc. and Kirk Arthur, dated December 24, 2025					X

10.13	Lease Agreement between Washington Township Health Care District and ShotSpotter, Inc., dated August 16, 2021	10-Q	001-38107	10.1	November 15, 2021

10.14	Credit Agreement between Columbia Bank and ShotSpotter, Inc., dated September 27, 2018	10-Q	001-38107	10.1	November 14, 2018

10.15	First Amendment to Credit Agreement between Columbia Bank and ShotSpotter, Inc., dated May 21, 2019	8-K	001-38107	10.1	May 24, 2019

10.16	Second Amendment to Credit Agreement between Columbia Bank and ShotSpotter, Inc., dated August 14, 2020	8-K	001-38107	10.1	August 19, 2020

10.17	Third Amendment to Credit Agreement between Columbia Bank and ShotSpotter Inc. dated May 19, 2022.	10-Q	001-38107	10.1	November 9, 2022

10.18	Fourth Amendment to Credit Agreement between Columbia Bank and ShotSpotter, Inc. dated September 26, 2022.	10-Q	001-38107	10.2	November 9, 2022

10.19	Fifth Amendment to Credit Agreement between Columbia Bank and ShotSpotter, Inc. dated November 23, 2022.	8-K	001-38107	10.1	November 23, 2022

10.20	Sixth Amendment to Credit Agreement between Columbia Bank and SoundThinking, Inc. dated February 12, 2024	8-K	001-38107	10.1	February 12, 2024

10.21	Seventh Amendment to Credit Agreement between Columbia Bank and SoundThinking, Inc. dated August 28, 2025	8-K	001-38107	10.1	September 3, 2025

10.22	Amended and Restated Nonemployee Director Compensation Policy, dated June 27, 2024	10-Q	001-38107	10.1	May 15, 2025

19.1	SoundThinking, Inc. Insider Trading Policy					X

21.1	List of Subsidiaries	10-K	001-38107	21.1	April 1, 2024

23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm for SoundThinking, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as					X

Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	SoundThinking, Inc, Incentive Compensation Recoupment Policy	10-K	001-38107	97.1	April 1, 2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

SOUNDTHINKING, INC.

Date: March 30, 2026	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: March 30, 2026	By:	/s/ Alan R. Stewart
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

Signature	Title	Date

/s/ Ralph A. Clark	President, Chief Executive Officer, and a Director (Principal Executive Officer)	March 30, 2026
Ralph A. Clark

/s/ Alan R. Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2026
Alan R. Stewart

/s/ William J. Bratton	Director	March 30, 2026
William J. Bratton

/s/ Burton Goldfield	Director	March 30, 2026
Burton Goldfield

/s/ Deborah A. Grant	Director	March 30, 2026
Deborah A. Grant

/s/ Roberta S. Jacobson	Director	March 30, 2026
Roberta S. Jacobson

/s/ Marc H. Morial	Director	March 30, 2026
Marc H. Morial

/s/ Ruby Sharma	Director	March 30, 2026
Ruby Sharma