Form 10-Q
period 2026-03-31
SOUNDTHINKING, INC.
filed 2026-05-15
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026 the registrant had 12,953,937 shares of common stock, $0.005 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but are also contained elsewhere in this Quarterly Report on Form 10-Q. Often, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements include statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SoundThinking, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,242	$15,797
Accounts receivable and contract assets, net	21,852	28,570
Prepaid expenses and other current assets	4,138	4,225
Total current assets	40,232	48,592
Property and equipment, net	18,429	18,816
Operating lease right-of-use assets	1,751	1,904
Goodwill	34,213	34,213
Intangible assets, net	28,376	29,335
Other assets	2,724	2,894
Total assets	$125,725	$135,754
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,663	$3,789
Accrued expenses and other current liabilities	7,954	9,578
Line of credit	4,000	4,000
Deferred revenue, short-term	36,948	40,035
Total current liabilities	52,565	57,402
Deferred revenue, long-term	3,402	3,845
Deferred tax liability	1,386	1,359
Operating lease liabilities, net of current portion	764	976
Total liabilities	58,117	63,582
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock: $0.005 par value; 500,000,000 shares authorized; 12,953,943 and 12,825,960 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	64	64
Additional paid-in capital	188,600	186,115
Accumulated deficit	(120,723)	(113,718)
Accumulated other comprehensive loss	(333)	(289)
Total stockholders’ equity	67,608	72,172
Total liabilities and stockholders’ equity	$125,725	$135,754

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$24,178	$28,349
Costs
Cost of revenues	12,483	11,718
Impairment of property and equipment	435	37
Total costs	12,918	11,755
Gross profit	11,260	16,594

Operating expenses
Sales and marketing	6,500	7,259
Research and development	4,405	4,065
General and administrative	6,676	6,474
Restructuring expense	535	-
Total operating expenses	18,116	17,798
Operating loss	(6,856)	(1,204)
Other expense, net
Interest expense, net	24	(12)
Other expense, net	(144)	(168)
Total other expense, net	(120)	(180)
Loss before income taxes	(6,976)	(1,384)
Provision for income taxes	29	100
Net loss	$(7,005)	$(1,484)
Net loss per share, basic and diluted	$(0.54)	$(0.12)
Weighted-average shares used in computing net loss per share, basic and diluted	12,857,891	12,648,370

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(7,005)	$(1,484)
Other comprehensive loss:
Change in foreign currency translation adjustment, net of taxes	(44)	26
Comprehensive loss	$(7,049)	$(1,458)

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	12,825,960	$64	$186,115	$(113,718)	$(289)	$72,172
Exercise of stock options	2,295	—	6	—	—	6
Issuance of common stock from RSUs vested	125,688	—	—	—	—	—
Stock-based compensation	—	—	2,479	—	—	2,479
Other comprehensive loss	—	—	—	—	(44)	(44)
Net loss	—	—	—	(7,005)	—	(7,005)
Balance at March 31, 2026	12,953,943	$64	$188,600	$(120,723)	$(333)	$67,608

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	12,634,485	$64	$177,021	$(104,298)	$(388)	$72,399
Exercise of stock options	—	—	3	—	—	3
Repurchase of common stock	(33,493)	—	(504)	—	—	(504)
Issuance of common stock from RSUs vested	65,109	—	—	—	—	—
Stock-based compensation	—	—	3,404	—	—	3,404
Other comprehensive income	—	—	—	—	26	26
Net loss	—	—	—	(1,484)	—	(1,484)
Balance at March 31, 2025	12,666,101	$64	$179,924	$(105,782)	$(362)	$73,844

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,005)	$(1,484)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation of property and equipment	1,446	1,505
Amortization of intangible assets	959	965
Impairment of property and equipment	435	37
Stock-based compensation	2,479	3,404
Deferred taxes	27	16
Allowance for credit loss	(233)	50
Changes in operating assets and liabilities:
Accounts receivable and contract asset	6,951	(4,077)
Prepaid expenses and other assets	256	1,412
Accounts payable	106	29
Accrued expenses and other liabilities	(1,683)	(3,200)
Deferred revenue	(3,531)	1,202
Net cash provided by (used in) operating activities	207	(141)
Cash flows from investing activities:
Purchase of property and equipment	(1,724)	(902)
Investment in intangible and other assets	—	(8)
Net cash used in investing activities	(1,724)	(910)
Cash flows from financing activities:
Proceeds from exercise of stock options	6	3
Repurchases of common stock	—	(504)
Net cash provided by (used in) financing activities	6	(501)
Change in cash and cash equivalents	(1,511)	(1,552)
Effect of exchange rate on cash and cash equivalents	(44)	26
Cash and cash equivalents at beginning of year	15,797	13,183
Cash and cash equivalents at end of period	$14,242	$11,657

Supplemental cash flow disclosures:
Cash paid for interest	$57	$67

Supplemental cash flow disclosures:
Purchases of property and equipment and intangibles included in accounts payable	$522	$323

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

SoundThinking, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions, combining data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. As of March 31, 2026, the Company had approximately 313 customers and to date has worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

The Company's SafetySmart™ platform includes six data-driven tools consisting of (i) its flagship product, ShotSpotter®, the leading outdoor gunshot detection, location and alerting system trusted by 173 cities and 21 universities and corporations as of March 31, 2026, (ii) CrimeTracer™, an agency-wide crime data and intelligence platform that enables investigators, analysts, patrol officers and command staff to search through more than one billion criminal justice records from across jurisdictions, leverage dashboards and AI-assisted tools to generate tactical leads and quickly make intelligent connections to solve crimes, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ that directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an advanced license plate recognition (“ALPR”) and vehicle identification solution that leverages artificial intelligence (“AI”) and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement and (vi) SafePointe™, an AI-based weapons detection system designed to provide discreet, high throughput screening that complements physical security measures without compromising visitor experience. The Company offers its solutions on a software-as-a-service subscription model to its customers. These solutions may operate independently or together as an integrated platform that connects detection, data analysis, resource deployment and case management workflows.

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

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the consolidated financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) filed with the SEC on March 30, 2026.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations or cash flows to be anticipated for the full year 2026 or any future period. The Company has evaluated subsequent events occurring after the date of the condensed consolidated financial statements for events requiring recording or disclosure in the unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its significant estimates including the valuation of accounts receivable, the lives and realization of tangible and intangible assets and goodwill, stock-based compensation expense, customer life, revenue recognition, contingent liabilities related to legal matters, and income taxes including deferred taxes and any related valuation allowance. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions it believes to be reasonable under the circumstances. Actual results could differ from those estimates and such differences could be material to the Company’s financial position and results of operations.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of March 31, 2026, the Company had approximately $12.7 million, $0.1 million and $2,000, deposited with the Company’s three domestic financial institutions, for which only $250,000 is insured per institution under FDIC limits.

Concentration of Accounts Receivable and Contract Assets – At March 31, 2026, the City of New York accounted for 28% of the Company’s total accounts receivable and contract assets, net. At December 31, 2025, the City of New York accounted for 33%, of the Company’s total accounts receivable and contract assets, net.

Concentration of Revenues – For the three months ended March 31, 2026, the City of New York accounted for 27% of the Company’s total revenues. For the three months ended March 31, 2025, the City of New York accounted for 37% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, a single supplier is currently the sole manufacturer of the Company’s proprietary sensors.

During the three months ended March 31, 2026, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements Adopted

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for all entities, related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Effective January 1, 2026, the Company adopted ASU 2025-05 using the prospective transition method and elected the practical expedient permitted under the guidance. Adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	March 31,
	2026	2025
Beginning balance	$43,880	$44,234
New billings	19,985	28,840
Revenue recognized during the year from beginning balance	(16,108)	(14,005)
Revenue recognized during the year from new billings	(7,407)	(13,632)
Ending balance	$40,350	$45,437

The following table presents remaining performance obligations for contractually committed revenues as of March 31, 2026 (in thousands):

Remainder of 2026	$41,138
2027	33,170
2028	12,203
2029	4,242
Thereafter	2,377
Total	$93,130

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of March 31, 2026 and amounts under contract that will be invoiced after March 31, 2026.

During the three months ended March 31, 2026, the Company recognized revenues of $23.4 million from customers in the United States, and $0.8 million from customers in the Bahamas, South Africa and South America. During the three months ended March 31, 2025, the Company recognized revenues of $27.6 million from customers in the United States, and $0.8 million from customers in the Bahamas, South Africa and South America.

During the three months ended March 31, 2026, the Company recognized revenues of $24.0 million from monthly subscription, maintenance and support services, and $0.2 million from professional software development services. During the three months ended March 31, 2025, the Company recognized revenues of $28.0 million from monthly subscription, maintenance and support services, and $0.3 million from professional software development services.

The Company recognized approximately $0.1 million and $3.5 million of catch-up revenue during the three months ended March 31, 2026 and 2025, respectively, based on two 3-year contract renewals with New York City Police Department.

Note 4. Fair Value Measurements

The Company has $11.0 million and $12.0 million in a money market fund as of March 31, 2026 and December 31, 2025, respectively. The fair value measurement was classified as Level I within the fair value hierarchy as prescribed by Accounting Standards Codification 820-10-35-37 (“ASC 820, Fair Value Measurement”).

There were no transfers into or out of Level III during the three months ended March 31, 2026.

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, trade and other receivables, net, and accounts payable, approximate their fair value due to their short maturities.

Note 5. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

		March 31, 2026
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(8,594)	$16,876
Acquired software technology	9	16,340	(6,050)	10,290
Patents and intellectual property	3	2,076	(1,646)	430
Tradename	9	2,100	(1,320)	780
Total intangible assets, net		$45,986	$(17,610)	$28,376

		December 31, 2025
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(8,140)	$17,330
Acquired software technology	9	16,340	(5,622)	10,718
Patents and intellectual property	3	2,076	(1,600)	476
Tradename	9	2,100	(1,289)	811
Total intangible assets, net		$45,986	$(16,651)	$29,335

Intangible amortization expense was approximately $1.0 million for the three months ended March 31, 2026 and 2025.

The following table presents future intangible asset amortization as of March 31, 2026 (in thousands):

Remainder of 2026	$2,865
2027	3,809
2028	3,741
2029	3,650
2030	2,775
Thereafter	11,536
Total	$28,376

Note 6. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets, net (in thousands):

	March 31,	December 31,
	2026	2025
Accounts receivable	$17,916	$23,460
Contract assets	4,578	5,985
Allowance for credit losses	(642)	(875)
	$21,852	$28,570

Prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2026	2025

Deferred commissions	$1,458	$1,546
Prepaid software and licenses	1,463	1,041
Prepaid insurance	607	1,101
Short-term deposits	115	335
Other prepaid expenses	495	201
Other	—	1
	$4,138	$4,225

Other assets (long-term) (in thousands):

	March 31,	December 31,
	2026	2025
Deferred commissions	$2,226	$2,395
Escrow claim	357	357
Other	141	142
	$2,724	$2,894

Accrued expenses and other current liabilities (in thousands):

	March 31,	December 31,
	2026	2025
Personnel-related accruals	$4,781	$7,233
Operating lease liabilities, current	1,060	1,024
Professional fees	208	177
Sales/use tax payable	157	137
Other	1,748	1,007
	$7,954	$9,578

Note 7. Related Party Transactions

During the three months ended March 31, 2026 and 2025, the Company recognized less than $0.1 million, in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders.

Note 8. Restructuring

In the first quarter of 2026, the Company implemented a reduction in force affecting approximately 15 employees to more effectively allocate its resources and to reduce operational costs.

Restructuring expense related to the workforce reduction during the three months ended March 31, 2026, amounted to $0.5 million, consisting of cash expenditures for severance and other employee separation-related costs.

As of March 31, 2026, net restructuring liabilities totaled approximately $0.5 million and was included in accrued expenses and other current liabilities on the Company's unaudited condensed consolidated balance sheet.

Note 9. Net Loss per Share

The computation of basic net loss per share is based on the weighted-average number of shares of common stock outstanding during each period. The computation of diluted net loss per share is based on the weighted-average number of shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options, restricted stock units, employee stock purchase plan purchase rights and warrants.

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(7,005)	$(1,484)
Denominator:
Weighted-average shares outstanding, basic and diluted	12,857,891	12,648,370
Net loss per share, basic and diluted	$(0.54)	$(0.12)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	1,761,223	1,781,372
Unvested restricted stock units	2,213,013	2,254,315
Estimated shares to be purchased under 2017 Employee Stock Purchase Plan in Q2	49,338	40,393
Total	4,023,574	4,076,080

Note 10. Equity Incentive Plans

Stock options

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”) and 2017 Equity Incentive Plan (the “2017 Plan”) during the three months ended March 31, 2026 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)	Weighted- Average Remaining Contractual term (in years)
Outstanding at December 31, 2025	1,689,142	$26.41
Granted	83,336	$7.20	$4.34
Exercised	(2,000)	$3.06		$9
Canceled	(9,255)	$21.13
Outstanding at March 31, 2026	1,761,223	$25.56
Option exercisable at March 31, 2026	1,372,687	$28.12
Option vested and expected to vest at March 31, 2026	1,761,223	$25.56		$196	6.05

Under an “evergreen” provision, the number of shares of common stock reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year, beginning on January 1, 2018 and ending on and including January 1, 2027, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 Plan was increased on January 1, 2026 by 641,298 shares, which was equal to 5% of the total number of shares of common stock outstanding on December 31, 2025.

Restricted stock units

A summary of restricted stock unit (“RSU”) activities under the 2017 Plan during the three months ended March 31, 2026 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2025	520,379	$18.10
Granted	5,594	$7.15
Vested	(70,237)	$18.60	$468
Unvested RSUs at March 31, 2026	455,736	$17.89

Performance-based restricted stock units

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

A summary of PSU activities under the 2017 Plan during the three months ended March 31, 2026 is as follows:

	Number of PSUs	Weighted- Average Grant Date Fair Value per PSU	Aggregate Fair Value of PSUs Vested (in thousands)
Unvested PSUs at December 31, 2025	1,757,277	$16.47
Granted	119,196	$13.77
Vested	(59,598)	$13.77	$397
Forfeited	(59,598)	$13.77
Unvested PSUs at March 31, 2026	1,757,277	$16.47

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

The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2026 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 791,127 as of March 31, 2026.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$856	$648
Sales and marketing	385	591
Research and development	383	393
General and administrative	855	1,772
Total	$2,479	$3,404

Note 11. Financing Arrangements

The Company has a revolving loan facility (the “Revolving Facility”) under its Credit Agreement with Columbia Bank (previously known as Umpqua Bank), as amended (the “Credit Agreement”) with a revolving credit commitment of $40.0 million and letter of credit sub-facility of $7.5 million that matures on October 15, 2027.

Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility. The available loan facility as of March 31, 2026 and December 31, 2025 was approximately $36.0 million, for both periods. As of March 31, 2026 and December 31, 2025, there was $4.0 million outstanding on the Company’s line of credit. The interest expense recorded for the three months ended March 31, 2026 was $0.1 million, based on a weighted-average interest rate of 5.67%. For the three months ended March 31, 2025, the interest expense recorded was $0.1 million. As of March 31, 2026 the Company was in compliance with all covenants and other requirements set forth in the Credit Agreement.

Note 12. Commitments and Contingencies

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

An unfavorable outcome on any litigation matters could require payment of substantial damages, or, in connection with any intellectual property infringement claims, could require the Company to pay ongoing royalty payments or could prevent the Company from selling certain of its products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on the Company’s business, operating results, financial condition and cash flows. Management is not aware of any contingencies which it believes will have a material effect on its financial position, results of operations or liquidity.

Note 13. Segment Reporting

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes and other financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026.

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. In April 2023, we changed the company name, ShotSpotter, Inc., to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebranding, we introduced the SafetySmartTM platform that includes six data-driven tools consisting of: (i) our flagship product, ShotSpotter®, our leading outdoor gunshot detection, location and alerting system trusted by 173 cities and 21 universities and corporations as of March 31, 2026, (ii) CrimeTracer™, an agency-wide crime data and intelligence platform that enables investigators, analysts, patrol officers and command staff to search through more than one billion criminal justice records from across jurisdictions, leverage dashboards and AI-assisted tools to generate tactical leads, and quickly make intelligent connections to solve cases, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™, which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an ALPR and vehicle identification solution that leverages AI and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement and (vi) SafePointe™, an AI-based weapons detection system designed to provide discreet, high-throughput screening that complements physical security measures without compromising visitor experience. These solutions may operate independently or together as an integrated system that connects detection, data analysis, resource deployment and case management workflows. We also offer other security use-case specific solutions, including ShotSpotter for Campus and ShotSpotter for Corporate, which are typically smaller-scale deployments of ShotSpotter gunshot detection vertically marketed to universities, corporate campuses and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. In the first quarter of 2025, we rolled out a perimeter-based sniper gunshot detection solution targeting utility substations, with initial pilots aimed at utility customers, conducted through SoundThinking Labs. SoundThinking Labs supports innovative use cases of the Company's technology to help protect wildlife and the environment.

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

We offer our solutions on a software-as-a-service subscription model to our customers. We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution, CaseBuilder, PlateRanger and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. We generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two sensors. As of March 31, 2026, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract covered over 1,073 square miles, of which over 1,044 square miles had gone live. Coverage areas under contract for ShotSpotter included 173 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 21 campuses/sites across the United States, South Africa, Uruguay, Brazil and the Bahamas, and included some of the largest cities in the United States. As of March 31, 2026, we had 295 SafePointe lanes under contract. Most of our revenues are attributable to customers based in the United States.

We continue to see growing interest in our newer solutions, including CrimeTracer. We expect CrimeTracer to also contribute to growth during 2026, although revenues from ShotSpotter are expected to continue representing a majority of our revenues for the foreseeable future. SoundThinking Labs projects are generally conducted in coordination with a sponsoring charitable organization and may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, SoundThinking Labs projects will normally produce gross margins significantly lower than most of our other solutions. Additionally, in early 2021, we added new pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

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

We generated revenues of $24.2 million and $28.3 million for the three months ended March 31, 2026 and 2025, respectively, representing a decrease of 15%. For the three months ended March 31, 2026 and 2025, revenues from ShotSpotter represented approximately 67% and 58% of total revenues, respectively. Our current largest customer, the City of New York, accounted for 27% of our total revenues for the three months ended March 31, 2026. The City of New York accounted for 37% of our total revenues for the three months ended March 31, 2025.

For the three months ended March 31, 2026 and 2025, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $23.4 million and $27.6 million, respectively, or 97% and 97% of total revenues, respectively.

We had a net loss of $7.0 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. Our accumulated deficit was $120.7 million and $113.7 million at March 31, 2026 and December 31, 2025, respectively.

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

We will also focus on expanding our business by introducing new products and services to existing customers, such as ResourceRouter, CrimeTracer and SafePointe, an AI-driven weapon detection system, and acquiring intellectual property assets. For instance, we have an opportunity to grow in the healthcare vertical with California’s AB 2975 mandate, which requires weapon detection systems in all general acute care and psychiatric hospitals in 2027. We believe this legislation has created a substantial, addressable market opportunity for us. In addition, we also continue to develop and enhance mobile and field-based capabilities. We have introduced drone-as-first-responder which is a ShotSpotter-to-drone integration to help agencies respond in real time and is live in 16 cities, and SafetySmart Field Agent, which is an AI-powered user experience which enables public safety officers to obtain public safety data, e.g., gunfire data from ShotSpottter, crime data from ResourceRouter, license plate reads from PlateRanger, through one unified experience. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth. We believe our large and growing installed base of police departments who trust SoundThinking’s products, support, and way of doing business provide revenue growth opportunities. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. We will also focus on expanding into new markets in conjunction with new regulations in California requiring weapons detection systems in hospitals and exploring other new markets such as casinos. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent.

With respect to international sales, we believe that we have the potential to expand our coverage within existing areas, and to pursue opportunities in Latin America and other regions of the world. By adding additional sales resources in strategic locations, including our recent hire of a Vice President in Brazil, we believe we will be better positioned to reach these markets. However, we recognize that we have limited international operational experience and currently operate in a limited number of regions outside of the United States. Operating successfully in international markets will require significant resources and management attention and will subject us to additional regulatory, economic, and political risks. We may face additional challenges that may delay contract execution related to negotiating with governments in transition, the use of third-party integrations and consultants. Moreover, we anticipate that different political and regulatory considerations that vary across different jurisdictions could extend or make it more difficult to predict the length of what is already a lengthy sales cycle.

Net New “Go-Live” Cities and Universities

Net new “go-live” cities and universities represent the number of cities and universities covered by deployments of our gunshot detection solution, ShotSpotter, that were formally approved by customers during the period, both from initial and expanded customer deployments, net of cities and universities that ceased to be “live” during the period due to customer cancellations. New cities and universities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities and universities as a key business metric to measure our operational performance and market penetration. For the three months ended March 31, 2026, we went live in one new city and with one new customer but had some customer cancellations. Our net new “go-live” cities and universities were as follows:

	Three Months Ended March 31,
	2026	2025
Net new “go-live” cities and universities	(6)	4

Components of Results of Operations

Revenues

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis and generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two sensors. Our security solutions, ShotSpotter for Campus and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter, CaseBuilder and CrimeTracer solutions are also sold on a subscription basis that is generally customized based on the number of sworn officers in a particular city. Our PlateRanger solution is also sold on a subscription basis based on the placement and number of installed cameras.

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

For ShotSpotter sales to cities, we generally invoice customers for 50% of the total contract value when the contract is fully executed and for the remaining 50% when the subscription service is operational and ready to go live – that is, when the customer has acknowledged the completion of all the deliverables in the signed customer acceptance form. For SafePointe, we generally invoice 50% of the first year’s subscription price when the contract is fully executed and the remaining 50%, as described above. For ShotSpotter for Campus, ShotSpotter for Corporate and CrimeTracer, we generally invoice customers 100% of the total contract value when the subscription service is operational, which is often soon after contract execution. All fees billed in advance of services being delivered are recorded as deferred revenue. The timing of when new miles go live can be uncertain and, as a result, can have a significant impact on the levels of revenues and deferred revenue from quarter to quarter.

For ShotSpotter, our pricing model is based on a per-square-mile basis. For SafePointe, our pricing model is based on a per-lane basis. For ShotSpotter for Campus, ShotSpotter for Corporate and CaseBuilder our pricing model is on a customized-site basis. For ResourceRouter, CaseBuilder and CrimeTracer, pricing is currently customized, generally tied to the number of sworn police officers in a particular agency. For PlateRanger, pricing is based on the placement and number of installed cameras. We may also offer discounts or other incentives in conjunction with all ShotSpotter sales in an effort to introduce the product, accelerate sales or extend renewals for a longer contract term. As a result of our process for invoicing contracts and renewals upon execution, our cash flow from operations and accounts receivable can fluctuate due to timing of contract execution and timing of deployment.

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

We also generate revenues from CaseBuilder, a first-of-its-kind digital case management solution that automates the process by which key information is input, captured and used to identify associated gun crime cases leading to the identification of persons of interest. Subscriptions for CaseBuilder recognize revenue similar to our ShotSpotter and CrimeTracer products. Revenue is also generated through sales channel intermediaries that include enhanced services.

The sales channel intermediary contract includes an enterprise CaseBuilder solution with supplemental professional services to integrate CaseBuilder with the customer’s existing systems that will remain in place.

For SafePointe, we generate revenues from subscriptions of our AI-based weapons detection system based on the number of entryways, or lanes, being covered.

For PlateRanger, we generate revenues from subscriptions of our AI-based advanced license plate recognition system based on the placement and number of installed cameras.

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

In the first quarter of 2026, we implemented a reduction in force affecting approximately 15 employees to more effectively allocate our resources and to reduce operational costs. Restructuring expense related to the workforce reduction during the three months ended March 31, 2026, amounted to $0.5 million, consisting of cash expenditures for severance and other employee separation-related costs.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth selected condensed consolidated statements of operations data for the three months ended March 31, 2026 and 2025 (in thousands):

		As a % of		As a % of	Change
	2026	Revenues	2025	Revenues	$	%
Revenues	$24,178	100%	$28,349	100%	$(4,171)	(15)%
Costs
Cost of revenues	12,483	52%	11,718	41%	765	7%
Impairment of property and equipment	435	1%	37	—	398	1076%
Total costs	12,918	53%	11,755	41%	1,163	10%
Gross profit	11,260	47%	16,594	59%	(5,334)	(32)%
Operating expenses:
Sales and marketing	6,500	27%	7,259	26%	(759)	(10%)
Research and development	4,405	18%	4,065	14%	340	8%
General and administrative	6,676	28%	6,474	23%	202	3%
Restructuring expense	535	2%	—	—	535	100%
Total operating expenses	18,116	75%	17,798	63%	318	2%
Operating loss	(6,856)	(28%)	(1,204)	(4%)	(5,652)	469%
Other expense, net	(120)	—	(180)	(1%)	60	(33%)
Provision for income taxes	29	—	100	—	(71)	(71)%
Net loss	$(7,005)	(28%)	$(1,484)	(5%)	$(5,521)	372%

Revenues

The decrease in revenues of $4.2 million was primarily attributable to approximately $3.5 million of catch-up revenue from two three-year contract renewals with the New York City Police Department which were renewed in the first quarter of 2025 compared to $0.1 million of catch up revenue in the first quarter of 2026. The first quarter of 2025 also included $0.5 million in revenue related to our ShotSpotter contract with Puerto Rico, which has not currently been renewed yet.

Costs

The increase in total costs of $1.2 million was due primarily to an increase of $0.8 million in cost of revenue due to the increase in our customer base and an increase of $0.4 million in impairment of property and equipment.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.8 million, primarily due to decreased expense in commission expense related to brokerage services for the contract with the NYPD.

Research and Development Expense

Research and development expense increased by $0.3 million, primarily due to an increase in headcount expense reflecting continued investment in product innovation, AI-driven capabilities, and platform enhancements.

General and Administrative Expense

General and administrative expense increased by $0.2 million, primarily due to an increase in legal fees, offset by a decrease in stock-based compensation expense.

Restructuring Expense

The increase of $0.5 million in restructuring expense was due to a restructuring charge comprised of workforce reduction severance and other employee separation-related costs and restructuring costs.

Other Expense, Net

Other expense, net increased by $0.1 million compared to 2025.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets, as applicable. A $29,000 and $0.1 million in provision for income taxes was recorded in the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $14.2 million and accounts receivable of $21.9 million as of March 31, 2026. On March 31, 2026, we had approximately $36.0 million of available borrowing capacity under our revolving credit facility, with $4.0 million outstanding on our line of credit.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of our deferred revenue of $40.4 million. However, should additional working capital be needed, we can utilize our unused credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee that debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

There were no share repurchases during the three months ended March 31, 2026. As of March 31, 2026, $10.5 million remains available under the 2022 Repurchase Program.

Credit Facility

We have a revolving credit facility under our Credit Agreement with Columbia Bank (“Columbia Bank Credit Agreement”) with a revolving credit commitment of $40.0 million and letter of credit sub-facility of $7.5 million that matures on October 15, 2027. Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the revolving facility. The revolving loan facility is for general working capital purposes. Our available credit facility as of March 31, 2026 was $36.0 million. On March 31, 2026, there was $4.0 million outstanding on our line of credit. The Columbia Bank Credit Agreement subjects us to certain restrictive and financial covenants. We are in compliance with all the covenants under the Columbia Bank Credit Agreement as of March 31, 2026.

Cash Flows

Comparison of Three Months Ended March 31, 2026 and 2025

The following table presents a summary of our cash flows (in thousands):

	March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$207	$(141)
Investing activities	(1,724)	(910)
Financing activities	6	(501)
Net change in cash and cash equivalents	$(1,511)	$(1,552)

Operating Activities

Our net loss and cash flows provided by (used in) operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, sales and marketing expenses and our ability to bill and collect in a timely manner.

Net cash provided by operating activities increased by $0.3 million during the three months ended March 31, 2026 resulting in net cash provided by operating activities of $0.2 million compared to net cash used in operating activities of $0.1 million during the same period of 2025. This was primarily due to a decrease of $11.0 million accounts receivable collections and a $1.2 million decrease in prepaid and other assets, offset by a $4.7 million increase in deferred revenue, a $1.5 million increase in accrued expenses and other liabilities and a $0.1 million increase in accounts payable invoicing.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Investing activities used $1.7 million in the three months ended March 31, 2026. This was primarily driven by investments in property and equipment installed for our solutions in customer coverage areas. Investing activities used $0.9 million in the three months ended March 31, 2025, for investments in property and equipment installed for our solutions in customer coverage areas.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report on Form 10-K”) and the notes to the audited consolidated financial statements appearing in our 2025 Annual Report on Form 10-K, filed with the SEC on March 30, 2026. As of March 31, 2026, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2025 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the notes to our unaudited condensed, consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates and inflation.

There were no material changes in our market risk during the three months ended March 31, 2026, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures About Market Risk section of our 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described above, management previously identified the following deficiencies that individually, or in the aggregate, constituted a material weakness in our internal control over financial reporting that continued to exist as of March 31, 2026.

Management previously identified a material weakness related to revenue recognition for certain of our customer contracts. Specifically, we did not design and maintain adequate controls to ensure (i) accurate identification of performance obligations and related timing of revenue recognition and (ii) accurate and complete disclosures required in financial statement footnotes related to revenue.

Management previously identified a material weakness due to control deficiencies related to the overall information technology general controls (“ITGCs”) for user access, integration monitoring, and program change management for systems supporting our internal control processes and controls, controls over the completeness and accuracy of information used in business process controls and management review controls. Our business process controls (automated and manual), and management review controls were also deemed ineffective because they are adversely impacted by these ineffective ITGCs.

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

Remediation Plan

We have initiated certain measures to remediate these material weaknesses, including enhancing ITGC policies and documentation. We have also initiated measures to enhance controls over the accurate identification of performance obligations, timing of revenue recognition, and related financial statement disclosures. We have engaged external advisors to assist with enhancing the design of our controls and related documentation and implementing new controls where necessary. We continue to take steps to enhance the control environment, and we will continue to evaluate these controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Commitments and Contingencies” in Note 12 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38107	3.1	April 11, 2023
3.2	Certificate of Change of Registered Agent	10-Q	001-38107	3.2	August 10, 2023
3.3	Amended and Restated Bylaws	10-K	001-38107	3.3	March 30, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					X

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

SOUNDTHINKING, INC.

Date: May 15, 2026	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: May 15, 2026	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer