Form 10-Q
period 2026-06-30
SOUNDTHINKING, INC.
filed 2026-08-14
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 13,163,790 shares of common stock, $0.005 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SoundThinking, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,410	$15,797
Accounts receivable and contract assets, net	24,475	28,570
Prepaid expenses and other current assets	4,137	4,225
Total current assets	35,022	48,592
Property and equipment, net	17,515	18,816
Operating lease right-of-use assets	1,459	1,904
Goodwill	34,213	34,213
Intangible assets, net	27,417	29,335
Other assets	2,533	2,894
Total assets	$118,159	$135,754
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,883	$3,789
Accrued expenses and other current liabilities	7,566	9,578
Line of credit	4,000	4,000
Deferred revenue, short-term	33,162	40,035
Total current liabilities	47,611	57,402
Deferred revenue, long-term	2,876	3,845
Deferred tax liability	1,417	1,359
Operating lease liabilities, net of current portion	703	976
Total liabilities	52,607	63,582
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: $0.005 par value; 500,000,000 shares authorized; 13,163,796 and 12,825,960 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	65	64
Additional paid-in capital	191,270	186,115
Accumulated deficit	(125,474)	(113,718)
Accumulated other comprehensive loss	(309)	(289)
Total stockholders’ equity	65,552	72,172
Total liabilities and stockholders’ equity	$118,159	$135,754

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$23,889	$25,889	$48,067	$54,238
Costs
Cost of revenues	12,249	12,058	24,732	23,776
Impairment of property and equipment	105	36	540	73
Total costs	12,354	12,094	25,272	23,849
Gross profit	11,535	13,795	22,795	30,389

Operating expenses
Sales and marketing	5,907	6,525	12,407	13,784
Research and development	3,991	3,746	8,396	7,811
General and administrative	6,291	6,467	12,967	12,941
Restructuring expense	—	—	535	—
Total operating expenses	16,189	16,738	34,305	34,536
Operating loss	(4,654)	(2,943)	(11,510)	(4,147)
Other expense, net
Interest income (expense), net	4	(20)	28	(32)
Other expense, net	(68)	(71)	(212)	(239)
Total other expense, net	(64)	(91)	(184)	(271)
Loss before income taxes	(4,718)	(3,034)	(11,694)	(4,418)
Provision for income taxes	33	86	62	186
Net loss	$(4,751)	$(3,120)	$(11,756)	$(4,604)
Net loss per share, basic and diluted	$(0.37)	$(0.24)	$(0.91)	$(0.36)
Weighted-average shares used in computing net loss per share, basic and diluted	13,106,795	12,712,191	12,941,651	12,680,456

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(4,751)	$(3,120)	$(11,756)	$(4,604)
Other comprehensive loss:
Change in foreign currency translation adjustment, net of taxes	24	2	(20)	28
Comprehensive loss	$(4,727)	$(3,118)	$(11,776)	$(4,576)

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	12,825,960	$64	$186,115	$(113,718)	$(289)	$72,172
Exercise of stock options	2,295	—	6	—	—	6
Issuance of common stock from RSUs vested	125,688	—	—	—	—	—
Stock-based compensation	—	—	2,479	—	—	2,479
Other comprehensive loss	—	—	—	—	(44)	(44)
Net loss	—	—	—	(7,005)	—	(7,005)
Balance at March 31, 2026	12,953,943	64	188,600	(120,723)	(333)	67,608
Exercise of stock options	500	—	—	—	—	—
Issuance of common stock from ESPP purchases	44,333	—	231	—	—	231
Issuance of common stock from RSUs vested	165,020	1	(1)	—	—	—
Stock-based compensation	—	—	2,440	—	—	2,440
Other comprehensive income	—	—	—	—	24	24
Net loss	—	—	—	(4,751)	—	(4,751)
Balance at June 30, 2026	13,163,796	$65	$191,270	$(125,474)	$(309)	$65,552

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	12,634,485	$64	$177,021	$(104,298)	$(388)	$72,399
Exercise of stock options	—	—	3	—	—	3
Repurchase of common stock	(33,493)	—	(504)	—	—	(504)
Issuance of common stock from RSUs vested	65,109	—	—	—	—	—
Stock-based compensation	—	—	3,404	—	—	3,404
Other comprehensive income	—	—	—	—	26	26
Net loss	—	—	—	(1,484)	—	(1,484)
Balance at March 31, 2025	12,666,101	64	179,924	(105,782)	(362)	73,844
Exercise of stock options	3,453	—	16	—	—	16
Repurchase of common stock	(31,570)	—	(470)	—	—	(470)
Issuance of common stock from ESPP purchases	40,865	—	408	—	—	408
Issuance of common stock from RSUs vested	109,782	—	—	—	—	—
Stock-based compensation	—	—	3,841	—	—	3,841
Other comprehensive income	—	—	—	—	2	2
Net loss	—	—	—	(3,120)	—	(3,120)
Balance at June 30, 2025	12,788,631	$64	$183,719	$(108,902)	$(360)	$74,521

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(11,756)	$(4,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,915	3,037
Amortization of intangible assets	1,917	1,931
Impairment of property and equipment	540	73
Stock-based compensation	4,919	7,245
Deferred taxes	58	18
Allowance for credit loss	99	269
Changes in operating assets and liabilities:
Accounts receivable and contract asset	3,970	(5,548)
Prepaid expenses and other assets	448	696
Accounts payable	(688)	(713)
Accrued expenses and other liabilities	(1,839)	(3,124)
Deferred revenue	(7,843)	(704)
Net cash used in operating activities	(7,260)	(1,424)
Cash flows from investing activities:
Purchase of property and equipment	(2,371)	(2,277)
Investment in intangible and other assets	—	(13)
Net cash used in investing activities	(2,371)	(2,290)
Cash flows from financing activities:
Proceeds from exercise of stock options	6	19
Repurchases of common stock	—	(974)
Proceeds from employee stock purchase plan	231	408
Net cash provided by (used in) financing activities	237	(547)
Change in cash and cash equivalents	(9,394)	(4,261)
Effect of exchange rate on cash and cash equivalents	7	28
Cash and cash equivalents at beginning of year	15,797	13,183
Cash and cash equivalents at end of period	$6,410	$8,950

Supplemental cash flow disclosures:
Cash paid for interest	$115	$132
Cash paid for income taxes	$147	$353

Supplemental cash flow disclosures:
ROU Assets obtained in exchange for lease liabilities	$—	$193
Purchases of property and equipment and intangibles included in accounts payable	$535	$706

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

SoundThinking, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions, combining data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. As of June 30, 2026, the Company had approximately 314 customers and to date has worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

The Company's SafetySmart™ platform includes seven data-driven tools consisting of (i) its flagship product, ShotSpotter®, the leading outdoor gunshot detection, location and alerting system trusted by 171 cities and 21 universities and corporations as of June 30, 2026, (ii) CrimeTracer™, an agency-wide crime data and intelligence platform that enables investigators, analysts, patrol officers and command staff to search through more than one billion criminal justice records from across jurisdictions, leverage dashboards and artificial intelligence (“AI”)-assisted tools to generate tactical leads and quickly make intelligent connections to solve crimes, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ that directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an advanced license plate recognition (“ALPR”) and vehicle identification solution that leverages AI and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement, (vi) Field Agent, an AI layer that transforms public safety data into actionable intelligence, and (vii) SafePointe™, an AI-based weapons detection system designed to provide discreet, high throughput screening that complements physical security measures without compromising visitor experience. The Company offers its solutions on a software-as-a-service subscription model to its customers. These solutions may operate independently or together as an integrated platform that connects detection, data analysis, resource deployment and case management workflows.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of June 30, 2026, the Company had approximately $5.0 million, $0.1 million and $9,000, deposited with the Company’s three domestic financial institutions, for which only $250,000 is insured per institution under FDIC limits.

Concentration of Accounts Receivable and Contract Assets – At June 30, 2026, the City of New York accounted for 29% of the Company’s total accounts receivable and contract assets, net. At December 31, 2025, the City of New York accounted for 33%, of the Company’s total accounts receivable and contract assets, net.

Concentration of Revenues – For the three months ended June 30, 2026, the City of New York accounted for 27% of the Company’s total revenues. For the three months ended June 30, 2025, the City of New York accounted for 25% of the Company’s total revenues. For the six months ended June 30, 2026, the City of New York accounted for 27% of the Company’s total revenues. For the six months ended June 30, 2025, the City of New York accounted for 31% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, the Company currently utilizes a single contract manufacturer to assemble its proprietary sensors and a single contract manufacturer to assemble its bollards.

During the six months ended June 30, 2026, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Beginning balance	$40,350	$45,437	$43,880	$44,233
New billings	18,779	21,943	38,800	50,362
Revenue recognized during the year from beginning balance	(17,579)	(15,533)	(28,148)	(23,484)
Revenue recognized during the year from new billings	(5,512)	(8,317)	(18,494)	(27,581)
Ending balance	$36,038	$43,530	$36,038	$43,530

The following table presents remaining performance obligations for contractually committed revenues as of June 30, 2026 (in thousands):

Remainder of 2026	$29,313
2027	39,562
2028	16,552
2029	5,441
Thereafter	2,216
Total	$93,084

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of June 30, 2026 and amounts under contract that will be invoiced after June 30, 2026.

During the three months ended June 30, 2026, the Company recognized revenues of $23.0 million from customers in the United States, and $0.9 million from customers in the Bahamas, South Africa and South America. During the three months ended June 30, 2025, the Company recognized revenues of $25.2 million from customers in the United States, and $0.7 million from customers in the Bahamas, South Africa and South America.

During the six months ended June 30, 2026, the Company recognized revenues of $46.4 million from customers in the United States, and $1.7 million from customers in the Bahamas, South Africa and South America. During the six months ended June 30, 2025, the Company recognized revenues of $52.7 million from customers in the United States, and $1.5 million from customers in the Bahamas, South Africa and South America.

During the three months ended June 30, 2026, the Company recognized revenues of $23.7 million from monthly subscription, maintenance and support services, and $0.2 million from professional software development services. During the three months ended June 30, 2025, the Company recognized revenues of $25.6 million from monthly subscription, maintenance and support services, and $0.3 million from professional software development services.

During the six months ended June 30, 2026, the Company recognized revenues of $47.7 million from monthly subscription, maintenance and support services, and $0.4 million from professional software development services. During the six months ended June 30, 2025, the Company recognized revenues of $53.6 million from monthly subscription, maintenance and support services, and $0.7 million from professional software development services.

During the three and six months ended June 30, 2026, the Company recognized approximately $0.2 million and $0.3 million, respectively, of catch-up revenue from various customers.

During the six months ended June 30, 2025, the Company recognized approximately $4.3 million of catch-up revenue comprising approximately $3.5 million of catch-up revenue during the three months ended March 31, 2025 based on two three-year contract renewals with New York City Police Department and $0.8 million of catch-up revenue from various customers during the three months ended June 30, 2025.

Note 4. Fair Value Measurements

The Company has $4.6 million and $12.0 million in a money market fund as of June 30, 2026 and December 31, 2025, respectively. The fair value measurement was classified as Level I within the fair value hierarchy as prescribed by Accounting Standards Codification 820-10-35-37 (“ASC 820, Fair Value Measurement”).

There were no transfers into or out of Level III during the six months ended June 30, 2026 and 2025.

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, trade and other receivables, net, and accounts payable, approximate their fair value due to their short maturities.

Note 5. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

		June 30, 2026
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(9,049)	$16,421
Acquired software technology	9	16,340	(6,477)	9,863
Patents and intellectual property	3	2,076	(1,692)	384
Tradename	9	2,100	(1,351)	749
Total intangible assets, net		$45,986	$(18,569)	$27,417

		December 31, 2025
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(8,140)	$17,330
Acquired software technology	9	16,340	(5,622)	10,718
Patents and intellectual property	3	2,076	(1,600)	476
Tradename	9	2,100	(1,289)	811
Total intangible assets, net		$45,986	$(16,651)	$29,335

Intangible amortization expense was approximately $0.9 million for the three months ended June 30, 2026 and 2025. Intangible amortization expense was approximately $1.9 million for the six months ended June 30, 2026 and 2025.

The following table presents future intangible asset amortization as of June 30, 2026 (in thousands):

Remainder of 2026	$1,906
2027	3,809
2028	3,741
2029	3,650
2030	2,775
Thereafter	11,536
Total	$27,417

Note 6. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets, net (in thousands):

	June 30,	December 31,
	2026	2025
Accounts receivable	$22,107	$23,460
Contract assets	3,341	5,985
Allowance for credit losses	(973)	(875)
	$24,475	$28,570

Prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2026	2025

Deferred commissions	$1,709	$1,546
Prepaid software and licenses	1,993	1,041
Prepaid insurance	166	1,101
Short-term deposits	73	335
Other prepaid expenses	193	201
Other	3	1
	$4,137	$4,225

Other assets (long-term) (in thousands):

	June 30,	December 31,
	2026	2025
Deferred commissions	$2,034	$2,395
Escrow claim	357	357
Other	142	142
	$2,533	$2,894

Accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2026	2025
Personnel-related accruals	$4,842	$7,233
Operating lease liabilities, current	808	1,024
Professional fees	306	177
Sales/use tax payable	164	137
Other	1,446	1,007
	$7,566	$9,578

Note 7. Related Party Transactions

During the three and six months ended June 30, 2026, the Company recognized less than $0.1 million, in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders. During the three and six months ended June 30, 2025, the Company recognized less than $0.1 million in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders.

Note 8. Restructuring

In the first quarter of 2026, the Company implemented a reduction in force affecting approximately 15 employees to more effectively allocate its resources and to reduce operational costs. There was no restructuring activity during the three months ended June 30, 2026.

Restructuring expense related to the workforce reduction during the six months ended June 30, 2026 amounted to $0.5 million, consisting of cash expenditures for severance and other employee separation-related costs.

As of June 30, 2026, net restructuring liabilities totaled approximately less than $0.1 million and was included in accrued expenses and other current liabilities on the Company's unaudited condensed consolidated balance sheet.

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

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(4,751)	$(3,120)	$(11,756)	$(4,604)
Denominator:
Weighted-average shares outstanding, basic and diluted	13,106,795	12,712,191	12,941,651	12,680,456
Net loss per share, basic and diluted	$(0.37)	$(0.24)	$(0.91)	$(0.36)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	1,654,591	1,772,338	1,654,591	1,772,338
Unvested restricted stock units	4,371,539	2,592,981	4,371,539	2,592,981
Estimated number of shares issuable under 2017 ESPP	50,537	20,152	50,537	20,152
Total	6,076,667	4,385,471	6,076,667	4,385,471

Note 10. Equity Incentive Plans

Stock options

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”) and 2017 Equity Incentive Plan (the “2017 Plan”) during the six months ended June 30, 2026 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)	Weighted- Average Remaining Contractual term (in years)
Outstanding at December 31, 2025	1,689,142	$26.41
Granted	128,866	$7.30	$4.37
Exercised	(2,500)	$3.06		$11
Canceled	(160,917)	$32.67
Outstanding at June 30, 2026	1,654,591	$24.35
Option exercisable at June 30, 2026	1,292,628	$27.07
Option vested and expected to vest at June 30, 2026	1,654,591	$24.35		$568	8.32

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

Restricted stock units

A summary of restricted stock unit (“RSU”) activities under the 2017 Plan during the six months ended June 30, 2026 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2025	520,379	$18.10
Granted	922,431	$6.71
Vested	(239,924)	$15.19	$1,717
Forfeited	(36,108)	$18.46
Unvested RSUs at June 30, 2026	1,166,778	$9.68

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

A summary of PSU activities under the 2017 Plan during the six months ended June 30, 2026 is as follows:

	Number of PSUs	Weighted- Average Grant Date Fair Value per PSU	Aggregate Fair Value of PSUs Vested (in thousands)
Unvested PSUs at December 31, 2025	1,757,277	$16.47
Granted	1,721,212	$7.17
Vested	(59,598)	$13.77	$397
Forfeited	(214,130)	$15.84
Unvested PSUs at June 30, 2026	3,204,761	$11.57

2017 Employee Stock Purchase Plan

Under the 2017 Employee Stock Purchase Plan (the “2017 ESPP”), eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of the employee’s salary. The 2017 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning or end of the offering period subject to tax limitations on the total value of the purchase.

The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2026 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 747,445 as of June 30, 2026.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$426	$620	$1,282	$1,268
Sales and marketing	398	574	783	1,165
Research and development	277	444	660	837
General and administrative	1,339	2,203	2,194	3,975
Total	$2,440	$3,841	$4,919	$7,245

Note 11. Financing Arrangements

The Company has a revolving loan facility (the “Revolving Facility”) under its Credit Agreement with Columbia Bank (previously known as Umpqua Bank), as amended (the “Credit Agreement”) with a revolving credit commitment of $40.0 million and letter of credit sub-facility of $7.5 million that matures on October 15, 2027.

Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility. The available loan facility as of June 30, 2026 and December 31, 2025 was approximately $36.0 million, for both periods. As of June 30, 2026 and December 31, 2025, there was $4.0 million outstanding on the Company’s line of credit. The interest expense recorded for the three and six months ended June 30, 2026 was immaterial based on a weighted-average interest rate of 5.64% and 5.66%, respectively. The interest expense recorded for the three and six months ended June 30, 2025 was immaterial based on a weighted-average interest rates of 6.28% and 6.29%, respectively. As of June 30, 2026 the Company was in compliance with all covenants and other requirements set forth in the Credit Agreement.

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

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. In April 2023, we changed the company name, ShotSpotter, Inc., to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebranding, we introduced the SafetySmart™ platform that includes seven data-driven tools consisting of: (i) our flagship product, ShotSpotter®, our leading outdoor gunshot detection, location and alerting system trusted by 171 cities and 21 universities and corporations as of June 30, 2026, (ii) CrimeTracer™, an agency-wide crime data and intelligence platform that enables investigators, analysts, patrol officers and command staff to search through more than one billion criminal justice records from across jurisdictions, leverage dashboards and AI-assisted tools to generate tactical leads, and quickly make intelligent connections to solve cases, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™, which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an ALPR and vehicle identification solution that leverages AI and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement, (vi) Field Agent, an AI layer that transforms public safety data into actionable intelligence and (vii) SafePointe™, an AI-based weapons detection system designed to provide discreet, high-throughput screening that complements physical security measures without compromising visitor experience. These solutions may operate independently or together as an integrated system that connects detection, data analysis, resource deployment and case management workflows. We also offer other security use-case specific solutions, including ShotSpotter for Campus and ShotSpotter for Corporate, which are typically smaller-scale deployments of ShotSpotter gunshot detection vertically marketed to universities, corporate campuses and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. In the first quarter of 2025, we rolled out a perimeter-based sniper gunshot detection solution targeting utility substations, with initial pilots aimed at utility customers, conducted through SoundThinking Labs. SoundThinking Labs supports innovative use cases of the Company's technology to help protect wildlife and the environment.

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

We offer our solutions on a software-as-a-service subscription model to our customers. We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution, CaseBuilder, PlateRanger and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. We generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two sensors. As of June 30, 2026, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract covered over 1,072 square miles, of which over 1,047 square miles had gone live. Coverage areas under contract for ShotSpotter included 171 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 21 campuses/sites across the United States, South Africa, Uruguay, Brazil and the Bahamas, and included some of the largest cities in the United States. As of June 30, 2026, we had 365 SafePointe lanes under contract. Most of our revenues are attributable to customers based in the United States.

We continue to see growing interest in other solutions, including CrimeTracer. We expect CrimeTracer to also contribute to growth during 2026, although revenues from ShotSpotter are expected to continue representing a majority of our revenues for the foreseeable future. SoundThinking Labs projects are generally conducted in coordination with a sponsoring charitable organization and may or may not be revenue-producing. When they are revenue-producing, they will generally be sold on a cost-plus basis. As such, SoundThinking Labs projects will normally produce gross margins significantly lower than most of our other solutions. Additionally, we have pricing programs for Tier 4 and 5 law enforcement agencies (those with fewer than 100 sworn officers) that allow them to contract for our gunshot detection solutions to cover a footprint of less than three square miles, using standardized coverage parameters, at a discounted annual subscription rate.

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

We generated revenues of $23.9 million and $25.9 million for the three months ended June 30, 2026 and 2025, respectively, representing a decrease of 8%. For the three months ended June 30, 2026 and 2025, revenues from ShotSpotter represented approximately 64% and 68% of total revenues, respectively. Our current largest customer, the City of New York, accounted for 27% of our total revenues for the three months ended June 30, 2026. The City of New York accounted for 25% of our total revenues for the three months ended June 30, 2025.

We generated revenues of $48.1 million and $54.2 million for the six months ended June 30, 2026 and 2025, respectively, representing a decrease of 11%. For the six months ended June 30, 2026 and 2025, revenues from ShotSpotter represented approximately 65% and 63% of total revenues, respectively. Our current largest customer, the City of New York, accounted for 27% of our total revenues for the six months ended June 30, 2026. The City of New York accounted for 31% of our total revenues for the six months ended June 30, 2025.

For the three months ended June 30, 2026 and 2025, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $23.0 million and $25.2 million, respectively, or 96% and 97% of total revenues, respectively.

For the six months ended June 30, 2026 and 2025, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $46.4 million and $52.7 million, respectively, or 97% and 97% of total revenues, respectively.

We had a net loss of $4.8 million and $3.1 million for the three months ended June 30, 2026 and 2025, respectively. We had a net loss of $11.8 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively. Our accumulated deficit was $125.5 million and $113.7 million at June 30, 2026 and December 31, 2025, respectively.

We are focused on growing our business and believe that our future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence, increase sales of our security solutions and retain our customers. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions and expanding into new markets for our other security solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive and time-consuming, the fact that our typical sales cycle is often very long and difficult to estimate accurately and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion.

We also focus on expanding our business by introducing new products and services to existing customers, such as CrimeTracer, PlateRanger and SafePointe, an AI-driven weapon detection system, and acquiring intellectual property assets. For instance, we have an opportunity to grow in the healthcare vertical with California’s AB 2975 mandate, which requires weapon detection systems in all general acute care and psychiatric hospitals in 2027. We believe this legislation has created a substantial, addressable market opportunity for us. In addition, we also continue to develop and enhance mobile and field-based capabilities. We have introduced a ShotSpotter-to-drone integration to help agencies respond in real time and is live in 16 cities, and SafetySmart Field Agent, which is an AI-powered user experience which enables public safety officers to obtain public safety data, e.g., gunfire data from ShotSpotter and license plate reads from PlateRanger through one unified experience. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth. We believe our large and growing installed base of police departments who trust SoundThinking’s products, support, and way of doing business provide revenue growth opportunities. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. We will also focus on expanding into new markets in conjunction with new regulations in California requiring weapons detection systems in hospitals and exploring other new markets such as casinos. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent.

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

Net New “Go-Live” Cities and Universities

Net new “go-live” cities and universities represent the number of cities and universities covered by deployments of our gunshot detection solution, ShotSpotter, that were formally approved by customers during the period, both from initial and expanded customer deployments, net of cities and universities that ceased to be “live” during the period due to customer cancellations. New cities and universities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities and universities as a key business metric to measure our operational performance and market penetration. For the three and six months ended June 30, 2026, we went live in one new city but had some customer cancellations. Our net new “go-live” cities and universities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net new “go-live” cities and universities	1	5	3	9

Components of Results of Operations

Revenues

We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis and generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two sensors. Our security solutions, ShotSpotter for Campus and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our CrimeTracer, ResourceRouter, CaseBuilder and PlateRanger solutions are also sold on a subscription basis.

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

In the first quarter of 2026, we implemented a reduction in force affecting approximately 15 employees to more effectively allocate our resources and to reduce operational costs. Restructuring expense related to the workforce reduction during the six months ended June 30, 2026, amounted to $0.5 million, consisting of cash expenditures for severance and other employee separation-related costs. We plan to keep our operating expenses relatively flat as compared to fiscal year 2025, which will be driven in part by planned cost reductions across our operating structure, offset by planned increases in research and development, largely to support efforts to execute our growth strategy

Sales and Marketing

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

We are investing in engineering and data science resources to further develop and improve our products across the SafetySmart platform. The focus of this effort will be in the areas of data science modeling, user experience, core application functionality and backend infrastructure improvements, including integration of ShotSpotter gunshot data to enhance forecasting of gun violence.

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

In the near term, we expect our general and administrative expenses to be relatively flat as compared to fiscal year 2025.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table sets forth selected condensed consolidated statements of operations data for the three months ended June 30, 2026 and 2025 (in thousands):

		As a % of		As a % of	Change
	2026	Revenues	2025	Revenues	$	%
Revenues	$23,889	100%	$25,889	100%	$(2,000)	(8)%
Costs
Cost of revenues	12,249	52%	12,058	47%	191	2%
Impairment of property and equipment	105	—	36	—	69	192%
Total costs	12,354	52%	12,094	47%	260	2%
Gross profit	11,535	48%	13,795	53%	(2,260)	(16)%
Operating expenses:
Sales and marketing	5,907	25%	6,525	25%	(618)	(9%)
Research and development	3,991	17%	3,746	15%	245	7%
General and administrative	6,291	26%	6,467	25%	(176)	(3%)
Total operating expenses	16,189	68%	16,738	65%	(549)	(3%)
Operating loss	(4,654)	(20)%	(2,943)	(12)%	(1,711)	58%
Other expense, net	(64)	—	(91)	—	27	(30%)
Provision for income taxes	33	—	86	—	(53)	(62)%
Net loss	$(4,751)	(20%)	$(3,120)	(12%)	$(1,631)	52%

Revenues

The decrease in revenues of $2.0 million was primarily attributable to a reduction in revenue of approximately $2.2 million resulting from the non-renewal or delays of renewals of our contracts with multiple customers, as well as $0.9 million of other reductions primarily related to a reduction of catch-up revenue from various customers, which decrease was partially offset by $1.1 million in new bookings and expansions with existing customers.

Costs

The increase in total costs of $0.3 million was due primarily to an increase of $0.2 million due to an increase in information technology and facility costs and an increase of $0.1 million in cost of revenue due to the increase in impairment of property and equipment.

Sales and Marketing Expense

Sales and marketing expense decreased by $0.6 million, primarily due to decreased expense in commission expense related to brokerage services for the contract with the New York City Police Department.

Research and Development Expense

Research and development expense increased by $0.2 million, primarily due to an increase in headcount expense reflecting continued investment in product innovation, AI-driven capabilities, and platform enhancements.

General and Administrative Expense

General and administrative expense decreased by $0.2 million, primarily due to ongoing cost optimization initiatives.

Other Expense, Net

Other expense, net did not change materially compared to the same period in 2025.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets, as applicable. A $33,000 and $0.1 million in provision for income taxes was recorded in the three months ended June 30, 2026 and 2025, respectively.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table sets forth selected condensed consolidated statements of operations data for the six months ended June 30, 2026 and 2025 (in thousands):

		As a % of		As a % of	Change
	2026	Revenues	2025	Revenues	$	%
Revenues	$48,067	100%	$54,238	100%	$(6,171)	(11)%
Costs
Cost of revenues	24,732	51%	23,776	44%	956	4%
Impairment of property and equipment	540	1%	73	—	467	640%
Total costs	25,272	52%	23,849	44%	1,423	6%
Gross profit	22,795	48%	30,389	56%	(7,594)	(25)%
Operating expenses:
Sales and marketing	12,407	26%	13,784	26%	(1,377)	(10%)
Research and development	8,396	18%	7,811	14%	585	7%
General and administrative	12,967	27%	12,941	24%	26	—
Restructuring expense	535	1%	—	—	535	100%
Total operating expenses	34,305	72%	34,536	64%	(231)	(1%)
Operating loss	(11,510)	(24%)	(4,147)	(8%)	(7,363)	178%
Other expense, net	(184)	—	(271)	—	87	(32%)
Provision for income taxes	62	—	186	—	(124)	(67)%
Net loss	$(11,756)	(24%)	$(4,604)	(8%)	$(7,152)	155%

Revenues

The decrease in revenues of $6.2 million was primarily attributable to approximately $4.3 million of catch-up revenue comprising approximately $3.5 million of catch-up revenue during the first quarter of 2025 based on two three-year contract renewals with the New York City Police Department and $0.8 million of catch-up revenue from various customers during the second quarter of 2025 compared to $0.1 million and $0.2 million of catch-up revenue in the first and second quarters of 2026, respectively, a reduction in revenue of approximately $2.7 million resulting from the non-renewal or delays of renewals of our contracts with multiple customers and $1.2 million of other reductions of services, which decrease was partially offset by $1.6 million in new bookings and expansions with existing customers.

Costs

The increase in total costs of $1.4 million was due primarily to an increase of $1.4 million in cost of revenue due to the increase in costs related to servicing a larger customer base and an increase of $0.5 million in impairment of property and equipment, which increase was offset by $0.5 million in reduced product maintenance costs.

Sales and Marketing Expense

Sales and marketing expense decreased by $1.4 million, primarily due to decreased expense in commission expense related to brokerage services for the contract with the New York City Police Department.

Research and Development Expense

Research and development expense increased by $0.6 million, primarily due to an increase in headcount expense reflecting continued investment in product innovation, AI-driven capabilities, and platform enhancements.

General and Administrative Expense

General and administrative expense did not change materially compared to the same period in 2025, primarily due to an increase in legal fees, offset by a decrease in stock-based compensation expense.

Restructuring Expense

The increase of $0.5 million in restructuring expense was due to a restructuring charge comprised of workforce reduction severance and other employee separation-related costs and restructuring costs incurred in the first quarter of 2026.

Other Expense, Net

Other expense, net increased by $0.1 million compared to 2025.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets, as applicable. A $0.1 million and $0.2 million in provision for income taxes was recorded in the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $6.4 million and accounts receivable of $24.5 million as of June 30, 2026. On June 30, 2026, we had approximately $36.0 million of available borrowing capacity under our revolving credit facility, with $4.0 million outstanding on our line of credit.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of our deferred revenue of $36 million. However, should additional working capital be needed, we can utilize our unused credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee that debt or equity financing will be available to us on terms that are favorable to us, or at all.

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

There were no share repurchases during the three and six months ended June 30, 2026. As of June 30, 2026, $10.5 million remains available under the 2022 Repurchase Program.

Credit Facility

We have a revolving credit facility under our Credit Agreement with Columbia Bank (“Columbia Bank Credit Agreement”) with a revolving credit commitment of $40.0 million and letter of credit sub-facility of $7.5 million that matures on October 15, 2027. Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the revolving facility. The revolving loan facility is for general working capital purposes. Our available credit facility as of June 30, 2026 was $36.0 million. On June 30, 2026, there was $4.0 million outstanding on our line of credit. The Columbia Bank Credit Agreement subjects us to certain restrictive and financial covenants. We are in compliance with all the covenants under the Columbia Bank Credit Agreement as of June 30, 2026.

Cash Flows

Comparison of Six Months Ended June 30, 2026 and 2025

The following table presents a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(7,260)	$(1,424)
Investing activities	(2,371)	(2,290)
Financing activities	237	(547)
Net change in cash and cash equivalents	$(9,394)	$(4,261)

Operating Activities

Our net loss and cash flows used in operating activities are significantly influenced by our increase in headcount to support our growth, increase in legal expenses, outside services fees, sales and marketing expenses and our ability to bill and collect in a timely manner.

Net cash used in operating activities increased by $5.9 million during the six months ended June 30, 2026 resulting in net cash used in operating activities of $7.3 million compared to net cash used in operating activities of $1.4 million during the same period of 2025. This was primarily due to an increase in net loss of $7.2 million, a $7.1 million increase in deferred revenue, a decrease in non-cash activities of $2.2 million and a decrease of $0.2 million in prepaid and other assets, offset by an increase of $9.5 million in accounts receivable and a $1.3 million increase in accrued expenses and other liabilities, compared to the prior comparative period.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Investing activities used $2.4 million in the six months ended June 30, 2026. This was primarily driven by investments in property and equipment installed for our solutions in customer coverage areas. Investing activities used $2.3 million in the six months ended June 30, 2025, for investments in property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Financing activities includes net proceeds from our employee stock purchase plan and exercise of stock options, offset by payments for repurchases of our common stock.

Financing activities provided cash of $0.2 million in the six months ended June 30, 2026 from our employee stock purchase plan. Financing activities used $0.6 million in the six months ended June 30, 2025 which reflects payment of $1.0 million for repurchases of our common stock, offset by proceeds of $0.4 million from our employee stock purchase plan.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report on Form 10-K”) and the notes to the audited consolidated financial statements appearing in our 2025 Annual Report on Form 10-K, filed with the SEC on March 30, 2026. As of June 30, 2026, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2025 Annual Report on Form 10-K.

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

There were no material changes in our market risk during the six months ended June 30, 2026, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures About Market Risk section of our 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting

Other than discussed below, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described above, management previously identified the following deficiencies that individually, or in the aggregate, constituted a material weakness in our internal control over financial reporting that continued to exist as of June 30, 2026.

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

Remediation Plan

We continue to implement measures to remediate the identified material weaknesses. During the quarter, we enhanced our ITGC policies, documentation and control procedures, including strengthening user access reviews, change management and related control documentation. We also enhanced controls over the identification of performance obligations, the timing of revenue recognition and related financial statement disclosures. In addition, we implemented new system reports and validation procedures to support the accuracy and completeness of revenue-related reporting and continued to engage external advisors to assist with the design, implementation and documentation of these controls. We will continue to evaluate the operating effectiveness of these controls over a sufficient period of time before concluding that the material weaknesses have been remediated.

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

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 5. Other Information

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

SOUNDTHINKING, INC.

Date: August 14, 2026	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: August 14, 2026	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer