Form 10-Q
period 2026-09-30
SOUNDTHINKING, INC.
filed 2026-11-12
CIK 1351636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 13,240,512 shares of common stock, $0.005 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. The forward-looking statements are contained principally in the section of this Quarterly Report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but are also contained elsewhere in this Quarterly Report on Form 10-Q. Often, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements include statements about:

•
our plans and expectations regarding the proposed acquisition of us by Transom Capital Group, LLC, pursuant to the agreement and plan of merger that we entered into with Transom Signal AcquireCo, LLC, a Delaware limited liability company (“Parent”), and Transom Signal MergerSub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) on September 28, 2026, including the anticipated timeframe in which we expect to complete the transaction;
•
uncertainty as to how many of our stockholders will tender their shares in the tender offer and the possibility that the proposed acquisition will be delayed or will not close, including if the minimum tender condition or other closing conditions are not satisfied;
•
the effects of the announcement and pendency of the proposed acquisition on our business, relationships with customers and employees, operating restrictions and transaction costs, and the outcome of litigation relating to the transaction;
•
the potential for payment on the contingent value rights to be issued as part of the consideration in the pending merger with Parent, including the possibility that the revenue milestones will not be achieved and no payment will be made;
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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. You should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SoundThinking, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,533	$15,797
Accounts receivable and contract assets, net	29,212	28,570
Prepaid expenses and other current assets	4,804	4,225
Total current assets	43,549	48,592
Property and equipment, net	16,936	18,816
Operating lease right-of-use assets	1,883	1,904
Goodwill	34,213	34,213
Intangible assets, net	26,470	29,335
Other assets	2,633	2,894
Total assets	$125,684	$135,754
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,207	$3,789
Accrued expenses and other current liabilities	13,589	9,578
Line of credit	4,000	4,000
Deferred revenue, short-term	39,268	40,035
Total current liabilities	61,064	57,402
Deferred revenue, long-term	2,458	3,845
Deferred tax liability	1,444	1,359
Operating lease liabilities, net of current portion	1,188	976
Total liabilities	66,154	63,582
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: $0.005 par value; 500,000,000 shares authorized; 13,240,518 and 12,825,960 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	65	64
Additional paid-in capital	193,737	186,115
Accumulated deficit	(133,946)	(113,718)
Accumulated other comprehensive loss	(326)	(289)
Total stockholders’ equity	59,530	72,172
Total liabilities and stockholders’ equity	$125,684	$135,754

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$25,010	$25,100	$73,077	$79,338
Costs
Cost of revenues	12,537	11,229	37,269	35,005
Impairment of property and equipment	565	237	1,105	310
Total costs	13,102	11,466	38,374	35,315
Gross profit	11,908	13,634	34,703	44,023

Operating expenses
Sales and marketing	6,024	5,796	18,431	19,580
Research and development	3,918	4,097	12,314	11,908
General and administrative	10,033	5,797	23,000	18,738
Restructuring expense	123	—	658	—
Total operating expenses	20,098	15,690	54,403	50,226
Operating loss	(8,190)	(2,056)	(19,700)	(6,203)
Other expense, net
Interest income (expense), net	(11)	14	17	(18)
Other expense, net	(244)	(160)	(456)	(399)
Total other expense, net	(255)	(146)	(439)	(417)
Loss before income taxes	(8,445)	(2,202)	(20,139)	(6,620)
Provision (benefit) for income taxes	27	(158)	89	28
Net loss	$(8,472)	$(2,044)	$(20,228)	$(6,648)
Net loss per share, basic and diluted	$(0.64)	$(0.16)	$(1.55)	$(0.52)
Weighted-average shares used in computing net loss per share, basic and diluted	13,187,692	12,760,595	13,024,566	12,707,463

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(8,472)	$(2,044)	$(20,228)	$(6,648)
Other comprehensive loss:
Change in foreign currency translation adjustment, net of taxes	(17)	19	(37)	47
Comprehensive loss	$(8,489)	$(2,025)	$(20,265)	$(6,601)

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	12,825,960	$64	$186,115	$(113,718)	$(289)	$72,172
Exercise of stock options	2,295	—	6	—	—	6
Issuance of common stock from RSUs vested	125,688	—	—	—	—	—
Stock-based compensation	—	—	2,479	—	—	2,479
Other comprehensive loss	—	—	—	—	(44)	(44)
Net loss	—	—	—	(7,005)	—	(7,005)
Balance at March 31, 2026	12,953,943	64	188,600	(120,723)	(333)	67,608
Exercise of stock options	500	—	—	—	—	—
Issuance of common stock from ESPP purchases	44,333	—	231	—	—	231
Issuance of common stock from RSUs vested	165,020	1	(1)	—	—	—
Stock-based compensation	—	—	2,440	—	—	2,440
Other comprehensive income	—	—	—	—	24	24
Net loss	—	—	—	(4,751)	—	(4,751)
Balance at June 30, 2026	13,163,796	65	191,270	(125,474)	(309)	65,552
Exercise of stock options	705	—	4	—	—	4
Issuance of common stock from RSUs vested	76,017	—	—	—	—	—
Stock-based compensation	—	—	2,463	—	—	2,463
Other comprehensive income	—	—	—	—	(17)	(17)
Net loss	—	—	—	(8,472)		(8,472)
Balance at September 30, 2026	13,240,518	$65	$193,737	$(133,946)	$(326)	$59,530

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	12,634,485	$64	$177,021	$(104,298)	$(388)	$72,399
Exercise of stock options	—	—	3	—	—	3
Repurchase of common stock	(33,493)	—	(504)	—	—	(504)
Issuance of common stock from RSUs vested	65,109	—	—	—	—	—
Stock-based compensation	—	—	3,404	—	—	3,404
Other comprehensive income	—	—	—	—	26	26
Net loss	—	—	—	(1,484)	—	(1,484)
Balance at March 31, 2025	12,666,101	64	179,924	(105,782)	(362)	73,844
Exercise of stock options	3,453	—	16	—	—	16
Repurchase of common stock	(31,570)	—	(470)	—	—	(470)
Issuance of common stock from ESPP purchases	40,865	—	408	—	—	408
Issuance of common stock from RSUs vested	109,782	—	—	—	—	—
Stock-based compensation	—	—	3,841	—	—	3,841
Other comprehensive income	—	—	—	—	2	2
Net loss	—	—	—	(3,120)	—	(3,120)
Balance at June 30, 2025	12,788,631	64	183,719	(108,902)	(360)	74,521
Repurchase of common stock	(160,271)	(1)	(1,999)	—	—	(2,000)
Issuance of common stock from RSUs vested	70,099	—	—	—	—	—
Stock-based compensation	—	—	3,052	—	—	3,052
Other comprehensive income	—	—	—	—	19	19
Net loss	—	—	—	(2,044)	—	(2,044)
Balance at September 30, 2025	12,698,459	$63	$184,772	$(110,946)	$(341)	$73,548

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,228)	$(6,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,325	4,483
Amortization of intangible assets	2,871	2,896
Impairment of property and equipment	1,105	310
Stock-based compensation	7,382	10,297
Deferred taxes	85	21
Allowance for credit loss	(323)	475
Changes in operating assets and liabilities:
Accounts receivable and contract asset	(347)	(3,517)
Prepaid expenses and other assets	(319)	(28)
Accounts payable	658	(760)
Accrued expenses and other liabilities	4,245	(2,398)
Deferred revenue	(2,154)	(321)
Net cash used in (provided by) operating activities	(2,700)	4,810
Cash flows from investing activities:
Purchase of property and equipment	(3,789)	(3,646)
Investment in intangible and other assets	(7)	(14)
Net cash used in investing activities	(3,796)	(3,660)
Cash flows from financing activities:
Proceeds from exercise of stock options	10	19
Repurchases of common stock	—	(2,974)
Proceeds from employee stock purchase plan	231	408
Net cash provided by (used in) financing activities	241	(2,547)
Change in cash and cash equivalents	(6,255)	(1,397)
Effect of exchange rate on cash and cash equivalents	(9)	47
Cash and cash equivalents at beginning of year	15,797	13,183
Cash and cash equivalents at end of period	$9,533	$11,833

Supplemental cash flow disclosures:
Cash paid for interest	$172	$219
Cash paid for income taxes	$321	$395

Supplemental disclosures of non-cash activities:
ROU Assets obtained in exchange for lease liabilities	$707	$275
Purchases of property and equipment and intangibles included in accounts payable	$512	$263

See accompanying notes to condensed consolidated financial statements.

SoundThinking, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

SoundThinking, Inc. (the “Company”) brings the power of digital transformation to law enforcement and security personnel by providing precision-policing and security solutions, combining data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. As of September 30, 2026, the Company had approximately 313 customers and to date has worked with approximately 2,100 agencies to help drive more efficient, effective, and equitable public safety outcomes.

The Company’s SafetySmart™ platform includes seven data-driven tools consisting of (i) its flagship product, ShotSpotter®, the leading outdoor gunshot detection, location and alerting system trusted by 170 cities and 21 universities and corporations as of September 30, 2026, (ii) CrimeTracer™, an agency-wide crime data and intelligence platform that enables investigators, analysts, patrol officers and command staff to search through more than one billion criminal justice records from across jurisdictions, leverage dashboards and artificial intelligence (“AI”)-assisted tools to generate tactical leads and quickly make intelligent connections to solve crimes, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™ that directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an advanced license plate recognition (“ALPR”) and vehicle identification solution that leverages AI and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement, (vi) Field Agent, an AI layer that transforms public safety data into actionable intelligence, and (vii) SafePointe™, an AI-based weapons detection system designed to provide discreet, high throughput screening that complements physical security measures without compromising visitor experience. The Company offers its solutions on a software-as-a-service subscription model to its customers. These solutions may operate independently or together as an integrated platform that connects detection, data analysis, resource deployment and case management workflows.

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

Pending Merger Transaction

On September 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transom Signal AcquireCo, LLC, a Delaware limited liability company (“Parent”), and Transom Signal MergerSub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Transom Capital Group, LLC. Pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the “Offer”) to purchase any and all outstanding shares of the Company's common stock for consideration of $8.00 per share in cash, without interest, plus one non-transferable contingent value right (“CVR”) per share, which represents the contractual right of the holder to receive a contingent cash payment of up to $3.00 per CVR, without interest and less any applicable tax withholding, upon the achievement of certain specified revenue milestones.

The CVR represents a non-transferable contractual contingent right to receive a cash payment of up to $3.00 per CVR, without interest and less any applicable tax withholding, upon the achievement of certain specified revenue milestones for the Company’s fiscal year commencing January 1, 2027 and ending December 31, 2027 and, for certain other specified, limited revenues, a period of 120 days thereafter (the “Milestone Period”), as follows:

•
if Revenue (as defined in the CVR Agreement) for the Company’s ShotSpotter and SafePointe products for the Milestone Period equals or exceeds $73,500,000 (the “Minimum Milestone”), each CVR holder will be entitled to receive $0.50 per CVR;
•
for each additional $500,000 increment of Revenue for the Company’s ShotSpotter and SafePointe products above $73,500,000 up to and including $75,500,000 (each, an “Additional Milestone”), each CVR holder will be entitled to receive an additional $0.05 per CVR; and
•
for each additional $250,000 increment of Revenue for the Company’s ShotSpotter and SafePointe products above $75,500,000 up to and including $87,000,000, each CVR holder will be entitled to receive an additional $0.05 per CVR, such that the maximum aggregate payment will not exceed $3.00 per CVR if Revenue for the Company’s ShotSpotter and SafePointe products for the Milestone Period equals or exceeds $87,000,000.

The Company's Board of Directors unanimously approved the transaction and recommended that stockholders tender their shares in the offer. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Parent, Merger Sub and the Company will, pursuant to Section 251(h) of the General Corporation Law of the State of Delaware, as amended (“DGCL”), without a vote of the Company stockholders, effect a merger of Merger Sub with and into the Company (the “Merger” and together with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company surviving as a wholly owned subsidiary of Parent, and the Company will cease to be a publicly traded company.

The Merger Agreement contains customary representations, warranties, covenants, non-solicitation provisions, and termination rights. Under certain circumstances, including termination to enter into a superior proposal, the Company may be required to pay a termination fee of $4.5 million.

During the three and nine months ended September 30, 2026, the Company recognized $5.1 million and $7.1 million of acquisition-related expenses, respectively, which were included in general and administrative operating expenses on the Company's unaudited condensed consolidated statements of operations.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from trade customers. The Company maintains its deposits of cash and cash equivalents at three domestic and four international financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation (“FDIC”) and other local country government agencies. The Company generally places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents. As of September 30, 2026, the Company had approximately $7.8 million, less than $0.1 million and $0.1 million, deposited with the Company’s three domestic financial institutions, for which only $250,000 is insured per institution under FDIC limits.

Concentration of Accounts Receivable and Contract Assets – At September 30, 2026, the City of New York accounted for 31% of the Company’s total accounts receivable and contract assets, net. At December 31, 2025, the City of New York accounted for 33%, of the Company’s total accounts receivable and contract assets, net.

Concentration of Revenues – For the three months ended September 30, 2026, the City of New York accounted for 27% of the Company’s total revenues. For the three months ended September 30, 2025, the City of New York accounted for 28% of the Company’s total revenues. For the nine months ended September 30, 2026, the City of New York accounted for 27% of the Company’s total revenues. For the nine months ended September 30, 2025, the City of New York accounted for 30% of the Company’s total revenues.

Concentration of Suppliers – The Company relies on a limited number of suppliers and contract manufacturers. In particular, the Company currently utilizes a single contract manufacturer to assemble its proprietary sensors and a single contract manufacturer to assemble its bollards.

During the nine months ended September 30, 2026, there were no changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements Adopted

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for all entities, related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This standard is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Effective January 1, 2026, the Company adopted ASU 2025-05 using the prospective transition method and elected the practical expedient permitted under the guidance. Adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 3. Revenue Related Disclosures

The changes in deferred revenue were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Beginning balance	$36,038	$43,530	$43,880	$44,233
New billings	29,222	24,110	68,033	75,427
Revenue recognized during the year from beginning balance	(14,103)	(15,077)	(36,669)	(28,663)
Revenue recognized during the year from new billings	(9,431)	(8,650)	(33,518)	(47,084)
Ending balance	$41,726	$43,913	$41,726	$43,913

The following table presents remaining performance obligations for contractually committed revenues as of September 30, 2026 (in thousands):

Remainder of 2026	$13,536
2027	43,323
2028	21,372
2029	10,305
Thereafter	2,769
Total	$91,305

The timing of certain revenue recognition included in the table above is based on estimates of go-live dates for contracts not yet live. Contractually committed revenue includes deferred revenue as of September 30, 2026 and amounts under contract that will be invoiced after September 30, 2026.

During the three months ended September 30, 2026, the Company recognized revenues of $24.1 million from customers in the United States, and $0.9 million from customers in the Bahamas, South Africa and South America. During the three months ended September 30, 2025, the Company recognized revenues of $24.3 million from customers in the United States, and $0.8 million from customers in the Bahamas, South Africa and South America.

During the nine months ended September 30, 2026, the Company recognized revenues of $70.6 million from customers in the United States, and $2.5 million from customers in the Bahamas, South Africa and South America. During the nine months ended September 30, 2025, the Company recognized revenues of $77.0 million from customers in the United States, and $2.3 million from customers in the Bahamas, South Africa and South America.

During the three months ended September 30, 2026, the Company recognized revenues of $24.7 million from monthly subscription, maintenance and support services, and $0.3 million from professional software development services. During the three months ended September 30, 2025, the Company recognized revenues of $24.9 million from monthly subscription, maintenance and support services, and $0.2 million from professional software development services.

During the nine months ended September 30, 2026, the Company recognized revenues of $72.4 million from monthly subscription, maintenance and support services, and $0.7 million from professional software development services. During the nine months ended September 30, 2025, the Company recognized revenues of $78.5 million from monthly subscription, maintenance and support services, and $0.8 million from professional software development services.

During the three and nine months ended September 30, 2026, the Company recognized approximately $0.2 million and $0.5 million, respectively, of catch-up revenue from various customers.

During the three months ended September 30, 2025, the Company recognized $0.8 million of catch-up revenue from various customers. During the nine months ended September 30, 2025, the Company recognized approximately $3.5 million of catch-up revenue comprising approximately $3.5 million of catch-up revenue during the three months ended March 31, 2025 based on two three-year contract renewals with New York City Police Department.

Note 4. Fair Value Measurements

The Company has $7.8 million and $12.0 million in a money market fund as of September 30, 2026 and December 31, 2025, respectively. The fair value measurement was classified as Level I within the fair value hierarchy as prescribed by Accounting Standards Codification 820-10-35-37 (“ASC 820, Fair Value Measurement”).

There were no transfers into or out of Level III during the nine months ended September 30, 2026 and 2025.

The Company records its financial assets and liabilities at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash, trade and other receivables, net, and accounts payable, approximate their fair value due to their short maturities.

Note 5. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

		September 30, 2026
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(9,502)	$15,968
Acquired software technology	9	16,340	(6,905)	9,435
Patents and intellectual property	3	2,082	(1,734)	348
Tradename	9	2,100	(1,381)	719
Total intangible assets, net		$45,992	$(19,522)	$26,470

		December 31, 2025
	Weighted-Average Amortization Period (in years)	Gross	Accumulated Amortization	Net
Customer relationships	14	$25,470	$(8,140)	$17,330
Acquired software technology	9	16,340	(5,622)	10,718
Patents and intellectual property	3	2,076	(1,600)	476
Tradename	9	2,100	(1,289)	811
Total intangible assets, net		$45,986	$(16,651)	$29,335

Intangible amortization expense was approximately $1.0 million for the three months ended September 30, 2026 and 2025. Intangible amortization expense was approximately $2.9 million for the nine months ended September 30, 2026 and 2025.

The following table presents future intangible asset amortization as of September 30, 2026 (in thousands):

Remainder of 2026	$953
2027	3,809
2028	3,741
2029	3,650
2030	2,775
Thereafter	11,542
Total	$26,470

Note 6. Details of Certain Condensed Consolidated Balance Sheet Accounts

Accounts receivable and contract assets, net (in thousands):

	September 30,	December 31,
	2026	2025
Accounts receivable	$26,464	$23,460
Contract assets	3,299	5,985
Allowance for credit losses	(551)	(875)
	$29,212	$28,570

Prepaid expenses and other current assets (in thousands):

	September 30,	December 31,
	2026	2025

Deferred commissions	$1,505	$1,546
Prepaid software and licenses	1,629	1,041
Prepaid insurance	1,432	1,101
Short-term deposits	78	335
Other prepaid expenses	160	201
Other	—	1
	$4,804	$4,225

Other assets (long-term) (in thousands):

	September 30,	December 31,
	2026	2025
Deferred commissions	$2,135	$2,395
Escrow claim	357	357
Other	141	142
	$2,633	$2,894

Accrued expenses and other current liabilities (in thousands):

	September 30,	December 31,
	2026	2025
Personnel-related accruals	$5,627	$7,233
Acquisition-related accruals	5,023	—
Operating lease liabilities, current	724	1,024
Professional fees	294	177
Sales/use tax payable	838	137
Other	1,083	1,007
	$13,589	$9,578

Note 7. Related Party Transactions

During the three and nine months ended September 30, 2026, the Company recognized less than $0.1 million in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders. During the three and nine months ended September 30, 2025, the Company recognized less than $0.1 million in revenues from SoundThinking Labs projects with charitable organizations that have received donations from one of the Company’s former directors and from one of the Company’s significant stockholders.

Note 8. Restructuring

In the first quarter of 2026, the Company implemented a reduction in force affecting approximately 15 employees to more effectively allocate its resources and to reduce operational costs. There was no restructuring activity during the three months ended September 30, 2026.

Restructuring expense related to the workforce reduction during the nine months ended September 30, 2026 amounted to $0.7 million, consisting of cash expenditures for severance and other employee separation-related costs.

As of September 30, 2026, net restructuring liabilities totaled approximately less than $0.1 million and were included in accrued expenses and other current liabilities on the Company's unaudited condensed consolidated balance sheet.

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

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(8,472)	$(2,044)	$(20,228)	$(6,648)
Denominator:
Weighted-average shares outstanding, basic and diluted	13,187,692	12,760,595	13,024,566	12,707,463
Net loss per share, basic and diluted	$(0.64)	$(0.16)	$(1.55)	$(0.52)

The following potentially dilutive shares outstanding at the end of the periods presented were excluded in the calculation of diluted net loss per share as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	1,598,763	1,751,203	1,598,763	1,751,203
Unvested restricted stock units	4,285,075	2,358,075	4,285,075	2,358,075
Estimated number of shares issuable under 2017 ESPP	28,755	20,152	28,755	20,152
Total	5,912,593	4,129,430	5,912,593	4,129,430

Note 10. Equity Incentive Plans

Stock options

A summary of option activities under the 2005 Stock Plan, as amended in January 2010 and November 2012 (the “2005 Plan”) and 2017 Equity Incentive Plan (the “2017 Plan”) during the nine months ended September 30, 2026 is as follows:

	Number of Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value per Option	Aggregate Intrinsic Value Exercised (in thousands)	Weighted- Average Remaining Contractual term (in years)
Outstanding at December 31, 2025	1,689,142	$26.41
Granted	135,536	$7.23	$4.33
Exercised	(3,205)	$3.06		$13
Canceled	(222,710)	$30.29
Outstanding at September 30, 2026	1,598,763	$24.29
Option exercisable at September 30, 2026	1,293,810	$26.81
Option vested and expected to vest at September 30, 2026	1,598,763	$24.29		$431	5.70

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

Restricted stock units

A summary of restricted stock unit (“RSU”) activities under the 2017 Plan during the nine months ended September 30, 2026 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value per RSU	Aggregate Fair Value of RSUs Vested (in thousands)
Unvested RSUs at December 31, 2025	520,379	$18.10
Granted	922,431	$6.71
Vested	(320,332)	$14.28	$2,233
Forfeited	(36,108)	$18.46
Unvested RSUs at September 30, 2026	1,086,370	$9.54

Performance-based restricted stock units:

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

A summary of PSU activities under the 2017 Plan during the nine months ended September 30, 2026 is as follows:

	Number of PSUs	Weighted- Average Grant Date Fair Value per PSU	Aggregate Fair Value of PSUs Vested (in thousands)
Unvested PSUs at December 31, 2025	1,757,277	$16.47
Granted	1,721,212	$7.17
Vested	(59,598)	$13.77	$397
Forfeited	(220,186)	$15.83
Unvested PSUs at September 30, 2026	3,198,705	$11.56

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

The 2017 ESPP contains an “evergreen” provision that provides for an automatic annual share increase on January 1 of each year, in an amount equal to the lesser of (1) 2% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (2) 150,000 shares or (3) such number of shares as determined by the Board. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the 2017 ESPP was increased on January 1, 2026 by 150,000 shares. The number of shares available for grant under the 2017 ESPP was 747,445 as of September 30, 2026.

Total stock-based compensation expense associated with the 2005 Plan, 2017 Plan and 2017 ESPP is recorded in the condensed consolidated statements of operations and was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$418	$387	$1,700	$1,655
Sales and marketing	375	393	1,158	1,558
Research and development	263	304	923	1,141
General and administrative	1,407	1,968	3,601	5,943
Total	$2,463	$3,052	$7,382	$10,297

Note 11. Financing Arrangements

The Company has a revolving loan facility (the “Revolving Facility”) under its Credit Agreement with Columbia Bank (previously known as Umpqua Bank), as amended (the “Credit Agreement”) with a revolving credit commitment of $40.0 million and letter of credit sub-facility of $7.5 million that matures on October 15, 2027.

Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the Revolving Facility. The available loan facility as of September 30, 2026 and December 31, 2025 was approximately $36.0 million for both periods. As of September 30, 2026 and December 31, 2025, there was $4.0 million outstanding on the Company’s line of credit. The interest expense recorded for the three and nine months ended September 30, 2026 was immaterial based on a weighted-average interest rate of 5.68% and 5.67%, respectively. The interest expense for the three and nine months ended September 30, 2025 was immaterial based on a weighted-average interest rates of 6.31% and 6.30%, respectively. As of September 30, 2026, the Company was in compliance with all covenants and other requirements set forth in the Credit Agreement.

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

Note 13. Segment Reporting

The Company operates as a single operating and reportable segment, which reflects how the Company's chief operating decision maker (“CODM”) reviews financial information and allocates resources. The Company's CODM is the Chief Executive Officer. The Company manages its operations on a consolidated basis for purposes of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it operates in one operating segment and one reportable segment. The CODM evaluates performance based on consolidated net income and reviews consolidated financial information when making decisions regarding resource allocation. The
CODM does not evaluate assets and does not review segment expenses beyond those presented in the consolidated balance sheets and statements of operations. Because the Company operates in a single reportable segment, the segment results are consistent with the consolidated financial statements.

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

Pending Merger Transaction

On September 28, 2026, we entered an Agreement and Plan of Merger (the “Merger Agreement”) with Transom Signal AcquireCo, LLC, a Delaware limited liability company (“Parent”), and Transom Signal MergerSub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Transom Capital Group, LLC. Pursuant to the Merger Agreement, Merger Sub commenced a tender offer to purchase any and all outstanding shares of our common stock for consideration of $8.00 per share in cash, without interest, plus one non-transferable contingent value right (“CVR”) per share, which represents the contractual right of the holder to receive a contingent cash payment of up to $3.00 per CVR, without interest and less any applicable tax withholding, upon the achievement of certain specified revenue milestones.

The CVR represents a non-transferable contractual contingent right to receive a cash payment of up to $3.00 per CVR, without interest and less any applicable tax withholding, upon the achievement of certain specified revenue milestones for our fiscal year commencing January 1, 2027 and ending December 31, 2027 and, for certain other specified, limited revenues, a period of 120 days thereafter (the “Milestone Period”), as follows:

•
if Revenue (as defined in the CVR Agreement) for our ShotSpotter and SafePointe products for the Milestone Period equals or exceeds $73,500,000 (the “Minimum Milestone”), each CVR holder will be entitled to receive $0.50 per CVR;
•
for each additional $500,000 increment of Revenue for our ShotSpotter and SafePointe products above $73,500,000 up to and including $75,500,000 (each, an “Additional Milestone”), each CVR holder will be entitled to receive an additional $0.05 per CVR; and
•
for each additional $250,000 increment of Revenue for our ShotSpotter and SafePointe products above $75,500,000 up to and including $87,000,000, each CVR holder will be entitled to receive an additional $0.05 per CVR, such that the maximum aggregate payment will not exceed $3.00 per CVR if Revenue for our ShotSpotter and SafePointe products for the Milestone Period equals or exceeds $87,000,000.

Our Board of Directors unanimously approved the transaction and recommended that stockholders tender their shares in the offer. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Parent, Merger Sub and SoundThinking will, pursuant to Section 251(h) of the General Corporation Law of the State of Delaware, as amended (“DGCL”), without a vote of our stockholders, effect a merger of Merger Sub with and into SoundThinking (the “Merger” and together with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions”), with SoundThinking surviving as a wholly owned subsidiary of Parent, and we will cease to be a publicly traded company. The transaction is expected to close during the fourth quarter of 2026, subject to customary closing conditions.

The Merger Agreement contains customary representations, warranties, covenants, non-solicitation provisions, and termination rights. Under certain circumstances, including termination to enter into a superior proposal, we may be required to pay a termination fee of $4.5 million.

Outstanding equity awards will generally be converted into cash payments, restricted cash awards, CVRs, or a combination thereof in accordance with the Merger Agreement. Our 2017 Employee Stock Purchase Plan will terminate as of the Effective Time (as defined in the Merger Agreement) of the merger.

See “Part I. Financial Information—Item 1. Condensed Consolidated Financial Statements—Note 1. Organization and Description of Business” for further information on the pending merger transaction. The foregoing description of the Merger Agreement and the transactions contemplated thereby is not and does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which is attached as Exhibit 2.1 of our Current Report on Form 8-K filed on September 29, 2026 and incorporated by reference herein.

Overview

We are a leading public safety technology company that combines data-driven solutions and strategic advisory services for law enforcement, security teams and civic leadership. In April 2023, we changed the company name, ShotSpotter, Inc., to SoundThinking, Inc., reflecting our broader impact on public safety through a growing set of industry-leading law enforcement tools and community-focused solutions. As part of the rebranding, we introduced the SafetySmart™ platform that includes seven data-driven tools consisting of: (i) our flagship product, ShotSpotter®, our leading outdoor gunshot detection, location and alerting system trusted by 170 cities and 21 universities and corporations as of September 30, 2026, (ii) CrimeTracer™, an agency-wide crime data and intelligence platform that enables investigators, analysts, patrol officers and command staff to search through more than one billion criminal justice records from across jurisdictions, leverage dashboards and AI-assisted tools to generate tactical leads, and quickly make intelligent connections to solve cases, (iii) CaseBuilder™, a one-stop investigative management system for tracking, reporting, and collaborating on cases, (iv) ResourceRouter™, which directs the deployment of patrol and community anti-violence resources in an objective way to help maximize the impact of limited resources and improve community safety, (v) PlateRanger™ powered by Rekor®, an ALPR and vehicle identification solution that leverages AI and machine learning to enhance investigative efficiency and provide real-time data sharing for law enforcement, (vi) Field Agent, an AI layer that transforms public safety data into actionable intelligence and (vii) SafePointe™, an AI-based weapons detection system designed to provide discreet, high-throughput screening that complements physical security measures without compromising visitor experience. These solutions may operate independently or together as an integrated system that connects detection, data analysis, resource deployment and case management workflows. We also offer other security use-case specific solutions, including ShotSpotter for Campus and ShotSpotter for Corporate, which are typically smaller-scale deployments of ShotSpotter gunshot detection vertically marketed to universities, corporate campuses and key infrastructure centers to mitigate risk and enhance security by notifying authorities of outdoor gunfire incidents, saving critical minutes for first responders to arrive. In the first quarter of 2025, we rolled out a perimeter-based sniper gunshot detection solution targeting utility substations, with initial pilots aimed at utility customers, conducted through SoundThinking Labs. SoundThinking Labs supports innovative use cases of the Company's technology to help protect wildlife and the environment.

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

We offer our solutions on a software-as-a-service subscription model to our customers. We generate annual subscription revenues from the deployment of ShotSpotter on a per-square-mile basis. Our security solutions, ShotSpotter for Campus, and ShotSpotter for Corporate are typically sold on a subscription basis, each with a customized deployment plan. Our ResourceRouter solution, CaseBuilder, PlateRanger and CrimeTracer are also sold on a subscription basis generally customized based on the number of sworn officers in a particular city. We generate annual subscription revenues from the deployment of SafePointe on a per-lane basis, a lane being the detection area between two sensors. As of September 30, 2026, we had ShotSpotter, ShotSpotter for Campus, and ShotSpotter for Corporate coverage areas under contract covered over 1,063 square miles, of which over 1,047 square miles had gone live. Coverage areas under contract for ShotSpotter included 170 cities and coverage areas under contract for ShotSpotter for Campus and ShotSpotter for Corporate included 21 campuses/sites across the United States, South Africa, Uruguay, Brazil and the Bahamas, and included some of the largest cities in the United States. As of September 30, 2026, we had 331 SafePointe lanes under contract. Most of our revenues are attributable to customers based in the United States.

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

We generated revenues of $25.0 million and $25.1 million for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, revenues from ShotSpotter represented approximately 65% and 65% of total revenues, respectively. Our current largest customer, the City of New York, accounted for 27% of our total revenues for the three months ended September 30, 2026. The City of New York accounted for 28% of our total revenues for the three months ended September 30, 2025.

We generated revenues of $73.1 million and $79.3 million for the nine months ended September 30, 2026 and 2025, respectively, representing a decrease of 8%. For the nine months ended September 30, 2026 and 2025, revenues from ShotSpotter represented approximately 65% and 63% of total revenues, respectively. Our current largest customer, the City of New York, accounted for 27% of our total revenues for the nine months ended September 30, 2026. The City of New York accounted for 30% of our total revenues for the nine months ended September 30, 2025.

For the three months ended September 30, 2026 and 2025, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $24.1 million and $24.3 million, respectively, or 97% and 97% of total revenues, respectively.

For the nine months ended September 30, 2026 and 2025, revenues generated within the United States (including Puerto Rico and the U.S. Virgin Islands) accounted for $70.6 million and $77.0 million, respectively, or 97% and 97% of total revenues, respectively.

We had a net loss of $8.5 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively. We had a net loss of $20.2 million and $6.6 million for the nine months ended September 30, 2026 and 2025, respectively. Our accumulated deficit was $133.9 million and $113.7 million at September 30, 2026 and December 31, 2025, respectively.

We are focused on growing our business and believe that our future growth is dependent on many factors, including our ability to increase our customer base, expand the coverage of our solutions among our existing customers, expand our international presence, increase sales of our security solutions and retain our customers. Our future growth will primarily depend on the market acceptance for outdoor gunshot detection solutions and expanding into new markets for our other security solutions. Challenges we face in this regard include our target customers not having access to adequate funding sources, the fact that contracting with government entities can be complex, expensive and time-consuming, the fact that our typical sales cycle is often very long and difficult to estimate accurately and the fact that negative publicity about our company can and has caused current and potential future customers to evaluate the sales of our solutions more than in the past. We expect international sales cycles to be even longer than our domestic sales cycles. To combat these challenges, we invest in research and development, increase awareness of our solutions, invest in new sales and marketing campaigns, often in different languages for international sales, and hire additional sales representatives to drive sales to continue to maintain our position as a market leader. In addition, we believe that entering into strategic partnerships with other service providers to cities and municipalities offers another potential avenue for expansion. Recent examples of this strategy include the continued expansion of our CrimeTracer solution, including our selection to support agencies participating in the Texas Anti-Gang program. This deployment represents the largest CrimeTracer agreement to date and further expands the reach of our investigative intelligence platform within Texas.

We also focus on expanding our business by introducing new products and services to existing customers, such as CrimeTracer, PlateRanger and SafePointe, an AI-driven weapon detection system, and acquiring intellectual property assets. For instance, we have an opportunity to grow in the healthcare vertical with California’s AB 2975 mandate, which requires weapon detection systems in all general acute care and psychiatric hospitals in 2027. We believe this legislation has created a substantial, addressable market opportunity for us. In addition, we also continue to develop and enhance mobile and field-based capabilities. We have introduced a ShotSpotter-to-drone integration to help agencies respond in real time and is live in 21 cities, and SafetySmart Field Agent, which is an AI-powered user experience which enables public safety officers to obtain public safety data, e.g., gunfire data from ShotSpotter and license plate reads from PlateRanger through one unified experience. We believe that developing and acquiring products for law enforcement in adjacent categories is a path for additional growth. We believe our large and growing installed base of police departments who trust SoundThinking’s products, support, and way of doing business provide revenue growth opportunities. The ability to cross-sell new products provides an opportunity to grow revenues per customer and lifetime value. We will also focus on expanding into new markets in conjunction with new regulations in California requiring weapons detection systems in hospitals and exploring other new markets such as casinos. Challenges we face in this area include ensuring our new products are reliable, integrated well with other SoundThinking solutions, and priced and serviced appropriately. In some cases, we will need to bring in new skill sets to properly develop, market, sell or service these new products depending on the categories they represent.

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

Net New “Go-Live” Cities and Universities

Net new “go-live” cities and universities represent the number of cities and universities covered by deployments of our gunshot detection solution, ShotSpotter, that were formally approved by customers during the period, both from initial and expanded customer deployments, net of cities and universities that ceased to be “live” during the period due to customer cancellations. New cities and universities include deployed coverage areas that may have been sold, or booked, in a prior period. We focus on net new “go-live” cities and universities as a key business metric to measure our operational performance and market penetration. For the three and nine months ended September 30, 2026 we expanded with three existing customers but did not go live in new cities and had some customer cancellations. Our net new “go-live” cities and universities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net new “go-live” cities and universities	(2)	—	(9)	7

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

Operating Expenses

Operating expenses consist of sales and marketing, research and development, general and administrative expenses and restructuring costs. Consultants, salaries, bonuses, stock-based compensation expense and other personnel costs are the most significant components of each of these expense categories. We include stock-based compensation expense incurred in connection with the grant of stock options and restricted stock units to the applicable operating expense category based on the equity award recipient’s functional area.

In the first quarter of 2026, we implemented a reduction in force affecting approximately 15 employees to more effectively allocate our resources and to reduce operational costs. Restructuring expense related to the workforce reduction during the nine months ended September 30, 2026, amounted to $0.7 million, consisting of cash expenditures for severance and other employee separation-related costs. We plan to keep our operating expenses relatively flat as compared to fiscal year 2025, which will be driven in part by planned cost reductions across our operating structure, offset by planned increases in research and development, largely to support efforts to execute our growth strategy.

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

In the near term, we expect our general and administrative expenses to increase due to acquisition-related expenses and to be relatively flat thereafter as compared to fiscal year 2025.

Other Expense, Net

Other expense, net, consists primarily of interest income, interest expense and local and franchise tax expenses.

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

In addition, we are assessing certain state and local tax matters related to the historical treatment of software-as-a-service revenue in jurisdictions that impose sales or gross receipts taxes on such offerings. The review remains ongoing and could result in the recognition of additional tax liabilities, interest and penalties in future periods as more information becomes available.

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table sets forth selected condensed consolidated statements of operations data for the three months ended September 30, 2026 and 2025 (in thousands):

		As a % of		As a % of	Change
	2026	Revenues	2025	Revenues	$	%
Revenues	$25,010	100%	$25,100	100%	$(90)	—
Costs
Cost of revenues	12,537	51%	11,229	45%	1,308	12%
Impairment of property and equipment	565	2%	237	1%	328	138%
Total costs	13,102	53%	11,466	46%	1,636	14%
Gross profit	11,908	47%	13,634	54%	(1,726)	(13)%
Operating expenses:
Sales and marketing	6,024	24%	5,796	23%	228	4%
Research and development	3,918	16%	4,097	16%	(179)	(4%)
General and administrative	10,033	40%	5,797	23%	4,236	73%
Restructuring expense	123	—	—	—	123	100%
Total operating expenses	20,098	80%	15,690	62%	4,408	28%
Operating loss	(8,190)	(33%)	(2,056)	(8%)	(6,134)	298%
Other expense, net	(255)	(1%)	(146)	—	(109)	75%
Provision (benefit) for income taxes	27	—	(158)	—	185	(117)%
Net loss	$(8,472)	(34%)	$(2,044)	(8%)	$(6,428)	314%

Revenues

The decrease in revenues of $0.1 million was primarily attributable to a reduction in revenue of approximately $1.0 million resulting from the non-renewal or delays of renewals of our contracts with multiple customers, partially offset by $0.7 million in new bookings and expansions with existing customers and $0.2 million in catch-up revenue from various customers.

Costs

The increase in costs of $1.6 million was due primarily to an increase of $1.1 million due to an increase in information technology and facility costs, an increase of $0.3 million in cost of revenue due to the increase in impairment of property and equipment and an increase of $0.2 million primarily due to an increase in headcount.

Sales and Marketing Expense

Sales and marketing expense increased by $0.2 million, primarily due to increased expense in commission expense related to outside commission for SafePointe.

Research and Development Expense

Research and development expense decreased by $0.2 million, primarily due to a decrease in headcount-related expenses.

General and Administrative Expense

General and administrative expense increased by $4.2 million, primarily due to an increase in acquisition-related expenses of $5.1 million, partially offset by a $0.9 million decrease in headcount-related expenses.

Restructuring Expense

The increase of $0.1 million in restructuring expense was primarily due to a restructuring charge comprised of workforce reduction severance and other employee separation-related costs and restructuring costs from the reduction in force initiated in the first quarter of 2026.

Other Expense, Net

Other expense, net did not change materially compared to the same period in 2025.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets, as applicable. A provision for income taxes of less than $0.1 million and a benefit for income taxes $0.2 million was recorded in the three months ended September 30, 2026 and 2025, respectively.

Comparison of Nine Months Ended September 30, 2026 and 2025

The following table sets forth selected condensed consolidated statements of operations data for the nine months ended September 30, 2026 and 2025 (in thousands):

		As a % of		As a % of	Change
	2026	Revenues	2025	Revenues	$	%
Revenues	$73,077	100%	$79,338	100%	$(6,261)	(8)%
Costs
Cost of revenues	37,269	51%	35,005	45%	2,264	6%
Impairment of property and equipment	1,105	2%	310	—	795	256%
Total costs	38,374	53%	35,315	45%	3,059	9%
Gross profit	34,703	47%	44,023	55%	(9,320)	(21)%
Operating expenses:
Sales and marketing	18,431	25%	19,580	25%	(1,149)	(6%)
Research and development	12,314	17%	11,908	15%	406	3%
General and administrative	23,000	31%	18,738	24%	4,262	23%
Restructuring expense	658	1%	—	—	658	100%
Total operating expenses	54,403	74%	50,226	64%	4,177	8%
Operating loss	(19,700)	(27%)	(6,203)	(9%)	(13,497)	218%
Other expense, net	(439)	(1%)	(417)	—	(22)	5%
Provision for income taxes	89	—	28	—	61	218%
Net loss	$(20,228)	(28%)	$(6,648)	(9%)	$(13,580)	204%

Revenues

The decrease in revenues of $6.3 million was primarily attributable to a reduction in revenue of approximately $5.5 million resulting from the non-renewal or delays of renewals of our contracts with multiple customers and $3.1 million of other reductions of services, partially offset by $1.8 million in new bookings and expansions with existing customers and $0.5 million of catch-up revenue from various customers.

Costs

The increase in total costs of $3.1 million was due primarily to an increase of $1.6 million in cost of revenue due to an increase in information technology and facility costs, an increase of $0.8 million in impairment of property and equipment and an increase of $0.7 million in product costs and other expenses.

Sales and Marketing Expense

Sales and marketing expense decreased by $1.1 million, primarily due to decreased expense due to decrease in headcount and a decrease in commission expense related to brokerage services for the contract with the New York City Police Department.

Research and Development Expense

Research and development expense increased by $0.4 million, primarily due to an increase in headcount-related expenses and legal expense.

General and Administrative Expense

General and administrative expense increased by $4.3 million, primarily due to an increase in acquisition-related expenses of $7.1 million, partially offset by a decrease of $2.8 million in headcount-related expenses.

Restructuring Expense

The increase of $0.7 million in restructuring expense was primarily due to restructuring charges comprised of workforce reduction severance and other employee separation-related costs and restructuring costs from the reduction in force initiated in the first quarter of 2026.

Other Expense, Net

The other expense, net did not change materially compared to the same period in 2025.

Income Taxes

Our income taxes are based on the amount of our taxable income and enacted federal, state and foreign tax rates, adjusted for allowable credits, deductions and the valuation allowance against deferred tax assets, as applicable. A $0.1 million and less than $0.1 million in provision for income taxes was recorded in the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Sources of Funds

Our operations have been financed primarily through net proceeds from debt financing arrangements and cash from operating activities. Our principal source of liquidity is cash and cash equivalents totaling $9.5 million and accounts receivable of $29.2 million as of September 30, 2026. On September 30, 2026, we had approximately $36.0 million of available borrowing capacity under our revolving credit facility, with $4.0 million outstanding on our line of credit.

We believe our existing cash and cash equivalent balances, our available credit facility and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We believe that despite our negative working capital, the costs to perform the short-term deferred revenue is relatively low compared to the balance of our deferred revenue of $41.7 million. However, should additional working capital be needed, we can utilize our unused credit facility. We believe that we will meet longer term expected future working capital and capital expenditure requirements through a combination of cash flows from operating activities, available cash balances and our available credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. We may also seek additional capital to fund our operations, including through the sale of equity or debt financings. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. Additionally, there is no guarantee that debt or equity financing will be available to us on terms that are favorable to us, or at all.

Use of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities, such as expansion of our sales and marketing operations, research and development activities and other working capital needs, and cash used in investing activities, such as property and equipment expenditures to install infrastructure in customer cities in order to deliver our solutions and acquisitions. Our expected material cash requirements are similar to our historical uses of cash as well as in connection with our stock repurchase program and repayment of any outstanding debt obligations under our credit facility, each as described below.

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

There were no share repurchases during the three and nine months ended September 30, 2026. As of September 30, 2026, $10.5 million remains available under the 2022 Repurchase Program.

Credit Facility

We have a revolving credit facility under our Credit Agreement with Columbia Bank (“Columbia Bank Credit Agreement”) with a revolving credit commitment of $40.0 million and letter of credit sub-facility of $7.5 million that matures on October 15, 2027. Any amounts outstanding under the letter of credit sub-facility reduce the amount available for the Company to borrow under the revolving facility. The revolving loan facility is for general working capital purposes. Our available credit facility as of September 30, 2026 was $36.0 million. On September 30, 2026, there was $4.0 million outstanding on our line of credit. The Columbia Bank Credit Agreement subjects us to certain restrictive and financial covenants. We are in compliance with all the covenants under the Columbia Bank Credit Agreement as of September 30, 2026.

Cash Flows

Comparison of Nine Months Ended September 30, 2026 and 2025

The following table presents a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(2,700)	$4,810
Investing activities	(3,796)	(3,660)
Financing activities	241	(2,547)
Net change in cash and cash equivalents	$(6,255)	$(1,397)

Operating Activities

Our net loss and cash flows provided by (used in) operating activities are significantly influenced by changes in headcount to support our growth, increase in legal expenses, outside services fees, sales and marketing expenses and our ability to bill and collect in a timely manner.

Net cash provided by (used in) operating activities decreased by $7.5 million during the nine months ended September 30, 2026 resulting in net cash used in operating activities of $2.7 million compared to net cash provided by operating activities of $4.8 million during the same period of 2025. This was primarily due to an increase in net loss of $13.6 million, an increase of $1.8 million in deferred revenue, an increase in non-cash activities of $3.0 million and a decrease of $0.3 million in prepaid and other assets, offset by an increase of $6.6 million in accrued expenses and other liabilities, an increase of $3.2 million in accounts receivable and an increase of $1.4 million in accounts payable, compared to the prior comparative period.

Investing Activities

Our investing activities consist of business acquisition expenditures, capital expenditures to install our solutions in customer coverage areas and purchases of property and equipment.

Investing activities used $3.8 million in the nine months ended September 30, 2026. This was primarily driven by investments in property and equipment installed for our solutions in customer coverage areas. Investing activities used $3.7 million in the nine months ended September 30, 2025 for investments in property and equipment installed for our solutions in customer coverage areas.

Financing Activities

Financing activities includes net proceeds from the exercise of stock options, offset by payments for repurchases of our common stock.

Financing activities provided cash of $0.2 million in the nine months ended September 30, 2026 from our employee stock purchase plan. Financing activities used cash of $2.6 million in the nine months ended September 30, 2025, which reflects payment of $3.0 million for repurchases of our common stock, offset by proceeds of $0.4 million from our employee stock purchase plan.

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

Our critical accounting estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report on Form 10-K”) and the notes to the audited consolidated financial statements appearing in our 2025 Annual Report on Form 10-K, filed with the SEC on March 30, 2026. As of September 30, 2026, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2025 Annual Report on Form 10-K.

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

There were no material changes in our market risk during the nine months ended September 30, 2026, compared to the market risk disclosed in the Qualitative and Quantitative Disclosures About Market Risk section of our 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting

Other than discussed below, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described above, management previously identified the following deficiencies that individually, or in the aggregate, constituted a material weakness in our internal control over financial reporting that continued to exist as of September 30, 2026.

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

Remediation Plan

During the quarter, we substantially completed the design and implementation of our remediation measures addressing the previously identified material weaknesses. These measures included enhancements to our IT general controls (ITGCs), including user access reviews, change management procedures, and related control documentation. We also strengthened our revenue recognition controls over the identification of performance obligations, timing of revenue recognition, and related financial statement disclosures.

In addition, we implemented enhanced system reports and validation procedures to support the accuracy and completeness of revenue-related financial reporting. Management believes these enhancements have addressed the underlying control deficiencies. The enhanced controls have been designed and implemented, but sufficient testing and evaluation of their operating effectiveness have not yet been completed. We will continue to assess the effectiveness of these controls, including through the year-end audit process, before concluding that the material weaknesses have been remediated.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained under the heading “Commitments and Contingencies” in Note 12 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 1A. Risk Factors

Other than as stated below, there have been no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to the Pending Merger Transaction

The pending transaction with Transom Capital Group, LLC (“Transom”) is subject to a number of conditions beyond our control. We may not complete the pending merger with Transom within the timeframe we anticipate or at all, which could have an adverse effect on our common stock price, business, results of operations and financial condition.

On September 28, 2026, we entered an Agreement and Plan of Merger (the “Merger Agreement”) with Transom Signal AcquireCo, LLC, a Delaware limited liability company (“Parent”), and Transom Signal MergerSub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Transom.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on October 20, 2026, Merger Sub commenced a tender offer (the “Offer”) to purchase any and all outstanding shares of our common stock for consideration of $8.00 per share in cash, without interest (the “Closing Amount”), plus one non-transferable contingent value right (“CVR”) per share, which represents the contractual right of the holder to receive a contingent cash payment of up to $3.00 per CVR, without interest and less any applicable tax withholding, upon the achievement of certain specified revenue milestones and subject to the conditions of a contingent value rights agreement (the “CVR Agreement”) to be entered into with a rights agent selected by Parent and reasonably acceptable to us (the “Rights Agent”) (the Closing Amount plus one CVR, collectively, the “Offer Price”).

At the Effective Time (as defined in the Merger Agreement) of the merger following the successful consummation of the Offer, each share that is issued and outstanding immediately prior to the Effective Time that is not validly tendered and irrevocably accepted for payment in the Offer (other than shares (i) owned by us, Parent, any other wholly owned subsidiary of us or Parent, or Merger Sub and (ii) held by stockholders who have properly exercised and perfected appraisal rights under Section 262 of the DGCL, have not tendered their shares into the Offer and, as of the Effective Time, have neither effectively withdrawn nor lost their rights to such appraisal and payment under the DGCL) will be cancelled and converted into the right to receive the Offer Price.

The completion of the transaction is subject to the conditions set forth in the Merger Agreement, including there shall have been validly tendered and not validly withdrawn shares prior to the expiration of the Offer that, together with all other shares (if any) then owned by Merger Sub or any of its affiliates (as defined in Section 251(h)(6)(a) of the DGCL), would represent at least one share more than 50% of the shares outstanding at the expiration of the Offer (the “Minimum Condition”). In addition, the obligation of Merger Sub to consummate the Offer is conditioned upon, among other things, the accuracy of our representations and warranties (subject to certain materiality exceptions), and our material compliance with our covenants under the Merger Agreement, and other customary conditions set forth in the Merger Agreement.

As a result, we cannot assure you that a transaction with Transom will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement. If one or more of these conditions are not satisfied, and as a result, we do not complete the merger, we would remain liable for significant transaction costs, without realizing any benefits of the merger. Certain costs associated with the merger have already been incurred or may be payable even if the merger is not consummated.

If we do not complete the merger, the price of our common stock may decline significantly from the current market price, which reflects a market assumption that the merger will be consummated. Any of these events could have a material effect on our business, operating results and financial condition and could cause a decline in the price of our common stock. If the merger is not completed, we would remain an independent public company and could experience negative publicity and adverse reactions from stockholders, employees, customers, suppliers and other business partners. We may also be required to devote significant time and resources to litigation relating to the failure to complete the merger or to enforcement of our obligations under the Merger Agreement or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. These effects could materially adversely affect our business, results of operations and financial condition.

Although we expect the merger to close in the fourth quarter of 2026, the Offer may be extended in accordance with the Merger Agreement, and the merger may be delayed or may not be completed at all. The Merger Agreement contains specified termination rights, including, subject to its terms, the right of either us or Parent to terminate the Merger Agreement, if the Offer has not been consummated by March 28, 2027. Additionally, we could be required to pay Transom a termination fee of $4.5 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including certain terminations to accept a Superior Proposal as defined in the Merger Agreement, reducing cash otherwise available for our business.

Our remedies if Parent or Merger Sub fails to complete the merger are subject to the terms and limitations of the Merger Agreement and related arrangements. Although the Merger Agreement provides for specific enforcement of the parties’ obligations, following a valid termination, the maximum aggregate liability of the Parent Related Parties, as defined in the Merger Agreement, is limited to $14.25 million, including in cases involving Parent’s fraud or willful breach. The related limited guarantee covers certain monetary obligations that survive termination, subject to the same cap. These limitations could prevent us from recovering the full amount of losses we may incur if the merger is not completed.

Uncertainties associated with the Transactions (as defined below) could adversely affect our business, results of operations and financial condition.

The announcement and pendency of the merger, together with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions,” as well as any delay in their expected completion, could disrupt our business and uncertainty as to our future could adversely affect our business, results of operations and financial condition, regardless of whether the Transactions are completed. These risks and uncertainties include:

•
adverse effects on our relationships with customers, suppliers and other business partners, including if they seek to renegotiate existing arrangements, defer purchasing, deployment or renewal decisions, or terminate their relationships with us;
•
negative market sentiment regarding the Transactions and adverse effects on investor confidence in us;
•
diversion of significant management and employee time and resources from ongoing operations and other opportunities toward completion of the Transactions;
•
difficulties attracting, retaining and motivating key employees because of uncertainty about their future roles and employment following the merger;
•
restrictions on the conduct of our business and the possibility of forgoing business opportunities we might otherwise pursue;
•
transaction-related costs and expenses and the responses of competitors and other market participants to the Transactions; and
•
developments beyond our control, including changes in economic and market conditions, that could affect the timing or completion of the Transactions.

Any adverse effects of the pendency of the Transactions could be exacerbated by delays in completion of the transaction or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

Under the Merger Agreement, until the earlier of completion of the merger and termination of the Merger Agreement, we are subject to customary restrictions on our business activities, generally requiring us to conduct our operations in the ordinary course of business consistent with past practice in all material respects and to comply with other interim operating covenants. These restrictions could prevent us from pursuing strategic business opportunities, taking actions we consider advantageous or responding effectively and timely to competitive pressures, industry developments and changes in our business. As a result, these restrictions could materially adversely affect our business, results of operations and financial condition, including if the merger is delayed or are not completed.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the merger and could discourage other acquisition proposals.

The Merger Agreement contains customary “no-shop” restrictions on our ability to solicit takeover proposals from third parties and to engage in discussions or negotiations regarding such proposals, subject to specified exceptions. Our ability to provide information to or engage with a third party, change our Board of Directors’ recommendation that stockholders accept the Offer and tender their shares, or terminate the Merger Agreement to enter into an alternative acquisition agreement is subject to the conditions set forth in the Merger Agreement, including, where applicable, Parent’s match rights. In addition, we may be required to pay Parent a termination fee of $4.5 million in specified circumstances, including certain terminations to accept a Superior Proposal (as defined in the Merger Agreement).

These provisions could discourage a third party interested in acquiring all or a significant portion of our business from considering or proposing an acquisition, even if it were prepared to offer consideration with a higher value than the consideration payable in the potential merger. The termination fee could also cause a potential acquirer to offer a lower price than it otherwise might offer. If the Merger Agreement is terminated and we seek another business combination, we may not be able to negotiate a transaction on comparable or more favorable terms.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Transactions.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction-related costs, in connection with the Transactions. We must pay substantially all of these costs and expenses whether or not the Transactions are completed. Factors beyond our control, including delays in completing the Transactions and any related litigation, could increase the total amount of these costs or affect their timing. These expenditures reduce resources otherwise available for our operations and other opportunities and could adversely affect our business, results of operations and financial condition.

Lawsuits have been filed and demand letters have been received in connection with the transactions contemplated by the Merger Agreement, and these and any additional claims could delay or prevent its completion and result in substantial costs.

Lawsuits have been filed and we have received demand letters in connection with the transactions contemplated by the Merger Agreement. Additional lawsuits arising out of or relating to the Merger Agreement, the tender offer statement on Schedule TO in connection with the Offer filed by the purchaser or our solicitation/recommendation statement on Schedule 14D-9 in connection with the Offer filed by us may be brought against us, Parent, Merger Sub or our or their respective directors or officers, and we may receive additional demand letters. Litigation may also arise if the Merger is not completed. The outcome of these lawsuits, the claims asserted in these demand letters and any additional litigation or claims cannot be assured, and we may incur substantial costs defending against or responding to such litigation or claims even if they are without merit. If a plaintiff obtains an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, results of operations and financial condition.

Additionally, fees and costs incurred in defending litigation or responding to demand letters, including costs associated with the indemnification of directors and officers, and other liabilities that may be incurred in connection with such litigation or claims and other negative effects, such as diversion of resources from the Merger and ongoing business activities, negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and operating results.

Our stockholders may not receive any payment on the CVRs and the CVRs may expire valueless.

If the merger is completed, holders of our common stock (other than shares of common stock held by us, Parent, any other wholly owned subsidiary of us or Parent, Merger Sub or by our stockholders who have properly exercised and perfected their statutory rights of appraisal under the DGCL), restricted stock units and certain options to purchase shares of our common stock with be entitled to receive CVRs, subject to the terms and conditions of a contingent value rights agreement (the “CVR Agreement”).

Each CVR represents a non-transferable contractual contingent right to receive a contingent cash payment of up to $3.00 per CVR, without interest, upon achievement of certain specified revenue milestones for our fiscal year commencing January 1, 2027 and ending December 31, 2027 and, for certain other specified, limited revenues, a period of 120 days thereafter (the “Milestone Period”), as follows:

•
if Revenue (as defined in the CVR Agreement) for our ShotSpotter and SafePointe products for the Milestone Period equals or exceeds $73,500,000 (the “Minimum Milestone”), each CVR holder will be entitled to receive $0.50 per CVR; and

•
for each additional $500,000 increment of Revenue for our ShotSpotter and SafePointe products above $73,500,000 up to and including $75,500,000 (each, an “Additional Milestone”), each CVR holder will be entitled to receive an additional $0.05 per CVR; and
•
for each additional $250,000 increment of Revenue for our ShotSpotter and SafePointe products above $75,500,000 up to and including $87,000,000, each CVR holder will be entitled to receive an additional $0.05 per CVR, such that the maximum aggregate payment will not exceed $3.00 per CVR if Revenue for our ShotSpotter and SafePointe products for the Milestone Period equals or exceeds $87,000,000.

The CVR Agreement provides that Parent will use Commercially Diligent Efforts (as defined in the CVR Agreement) to achieve the Minimum Milestone and any Additional Milestones. There can be no assurance that the Minimum Milestone or any Additional Milestone will be achieved, or that any payment will ever be made in respect of the CVRs. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not be evidenced by a certificate or other instrument, will not have any voting or dividend rights and will not represent any equity or ownership in us, any constituent party to the Merger Agreement or any of their or our respective affiliates or subsidiaries. The CVRs will not be registered with the SEC or listed for trading on any securities exchange. No interest will accrue or be payable in respect of any of the amounts that may be payable in respect of the CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of certain events, as outlined in the CVR Agreement, and if no such events are achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs and the CVRs will expire valueless.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

None.

Item 5. Other Information

During the nine months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit	Exhibit	Incorporated by Reference				Filed
Number	Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1**	Agreement and Plan of Merger, dated as of September 28, 2026, by and among Transom Signal AcquireCo, LLC, Transom Signal MergerSub, Inc. and SoundThinking, Inc.	8-K	001-38107	2.1	September 29, 2026
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38107	3.1	April 11, 2023
3.2	Certificate of Change of Registered Agent.	10-Q	001-38107	3.2	August 10, 2023
3.3	Amended and Restated Bylaws.	10-K	001-38107	3.3	March 30, 2026
10.1**	Tender and Support Agreement, dated as of September 28, 2026, by and among Veradace Capital, LP, Transom Signal AcquireCo, LLC and Transom Signal MergerSub, Inc.	8-K	001-38107	10.1	September 29, 2026
10.2**	Tender, Support and Reinvestment Agreement, dated as of September 28, 2026, by and among Transom Signal AcquireCo, LLC, Transom Signal MergerSub, Inc., the other affiliates of Transom party thereto and the persons listed on Schedule A thereto who are signatories to such agreement.	8-K	001-38107	10.2	September 29, 2026
10.3	Form of Contingent Value Rights Agreement (included in Exhibit A within Exhibit 10.1).	8-K	001-38107	10.3	September 29, 2026
10.4	Amendment to Letter Agreement, dated as of September 28, 2026, by and between Ralph A. Clark and SoundThinking, Inc.	8-K	001-38107	10.4	September 29, 2026
10.5	Amendment to Letter Agreement, dated as of September 28, 2026, by and between Alan R. Stewart and SoundThinking, Inc.	8-K	001-38107	10.5	September 29, 2026
10.6	Offer Letter between SoundThinking, Inc. and David Jochim, dated May 7, 2026.	Schedule 14D-9	005-90162	(e)(24)	October 20, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	X

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

** Schedules and exhibits omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUNDTHINKING, INC.

Date: November 12, 2026	By:	/s/ Ralph A. Clark
Ralph A. Clark
President and Chief Executive Officer

Date: November 12, 2026	By:	/s/ Alan R. Stewart
Alan R. Stewart
Chief Financial Officer